Form 10-Q
period 2011-09-30
Wellesley Bancorp, Inc.
filed 2011-12-29
CIK 1526952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number:  001-35352

WELLESLEY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	45-3219901
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

40 Central Street, Wellesley, Massachusetts	02482
(Address of principal executive offices)	(Zip Code)

(781) 235-2550
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ___  No    X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    X     No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ___	Accelerated filer ___
Non-accelerated filer ___	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___  No    X

As of December 16, 2011, there were no shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

Wellesley Bancorp, Inc. (the “Company”) filed a Registration Statement on Form S-1 (the “Form S-1”), as amended, with the U.S. Securities and Exchange Commission (the “SEC”), which the SEC declared effective on November 14, 2011.  The Form S-1 includes financial statements for the interim period ended June 30, 2011.  Therefore, the Company is filing this Form 10-Q pursuant to Rule 13a-13 of the Securities Exchange Act of 1934, as amended, in order to file financial statements for the first quarter subsequent to the quarter reported on the Form S-1.

The Company was incorporated in September 2011 by Wellesley Bank, Wellesley, Massachusetts (the “Bank”), to be the Bank’s holding company upon completion of the Bank’s conversion from the mutual to stock form of organization and the common stock offering of the Company.  As of September 30, 2011, the conversion had not been completed.  Upon completion of the conversion, the Company will own all of the Bank’s outstanding capital stock and will direct, plan and coordinate the Bank’s business activities.  The Company is not currently an operating company and, therefore, the information presented in this report is on a consolidated basis for the Bank.

WELLESLEY BANCORP, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(In thousands)
	(Unaudited)
Assets

Cash and due from banks	$3,731	$3,780
Short-term investments	20,607	14,617
Total cash and cash equivalents	24,338	18,397

Certificates of deposit	100	3,433
Securities available for sale, at fair value	32,555	25,565
Federal Home Loan Bank of Boston stock, at cost	1,930	1,930

Loans	209,596	206,807
Less allowance for loan losses	(3,245)	(2,690)
Loans, net	206,351	204,117

Bank-owned life insurance	4,171	4,062
Premises and equipment, net	847	786
Accrued interest receivable	893	865
Net deferred tax asset	1,198	1,168
Prepaid FDIC assessment	632	767
Other assets	1,345	912

Total assets	$274,360	$262,002

Liabilities and Surplus

Deposits:
Noninterest-bearing	$28,066	$26,512
Interest-bearing	205,990	195,628
	234,056	222,140
Short-term borrowings	7,902	5,804
Long-term debt	7,500	12,500
Accrued expenses and other liabilities	2,754	1,150
Total liabilities	252,212	241,594

Commitments and contingencies

Surplus	21,585	20,099
Accumulated other comprehensive income	563	309
Total surplus	22,148	20,408

Total liabilities and surplus	$274,360	$262,002

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
	(Unaudited)
Interest and dividend income:
Interest and fees on loans	$2,986	$3,168	$9,001	$9,069
Debt securities:
Taxable	151	204	435	659
Tax-exempt	69	42	178	123
Interest on short-term investments and
certificates of deposit	12	35	50	123
Dividends on FHLB stock	1	-	4	-
Total interest and dividend income	3,219	3,449	9,668	9,974

Interest expense:
Deposits	540	605	1,665	1,847
Short-term borrowings	22	24	62	64
Long-term debt	70	191	332	696
Total interest expense	632	820	2,059	2,607

Net interest income	2,587	2,629	7,609	7,367
Provision for loan losses	150	300	750	800

Net interest income, after provision for loan losses	2,437	2,329	6,859	6,567

Noninterest income:
Customer service fees	36	38	115	118
Income on bank-owned life insurance	37	38	109	113
Wealth management fees	29	20	82	48
Miscellaneous	8	12	34	41
Total noninterest income	110	108	340	320

Noninterest expenses:
Salaries and employee benefits	1,249	889	3,135	2,603
Occupancy and equipment	209	176	612	536
Data processing	114	90	303	272
FDIC insurance	(51)	74	135	200
Contributions	1	2	15	11
Foreclosed assets, net	1	62	1	62
Other general and administrative	201	235	676	695
Total noninterest expenses	1,724	1,528	4,877	4,379

Income before income taxes	823	909	2,322	2,508

Provision for income taxes	295	333	836	922

Net income	$528	$576	$1,486	$1,586

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SURPLUS

		Accumulated
		Other
		Comprehensive	Total
	Surplus	Income	Surplus
	(In thousands)
	(Unaudited)

Balance at December 31, 2009	$17,946	$357	$18,303

Comprehensive income:
Net income	1,586	-	1,586
Net unrealized gain on securities available for sale, net of
tax effects	-	196	196
Total comprehensive income			1,782

Balance at September 30, 2010	$19,532	$553	$20,085

Balance at December 31, 2010	$20,099	$309	$20,408

Comprehensive income:
Net income	1,486	-	1,486
Net unrealized gain on securities available for sale, net of
tax effects	-	254	254
Total comprehensive income			1,740

Balance at September 30, 2011	$21,585	$563	$22,148

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,486	$1,586
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	750	800
Provision for losses on foreclosed assets	-	60
Depreciation and amortization	154	127
Net amortization of securities	117	67
Accretion of net deferred loan fees	(248)	(260)
Income on bank-owned life insurance	(109)	(113)
Deferred income tax provision (benefit)	(189)	1
Net change in:
Accrued interest receivable	(28)	(21)
Other assets	(433)	346
Prepaid FDIC assessment	135	292
Accrued expenses and other liabilities	1,604	(64)
Net cash provided by operating activities	3,239	2,821

Cash flows from investing activities:
Activity in certificates of deposit:
Maturities	3,333	6,588
Activity in securities available for sale:
Maturities, prepayments and calls	3,697	7,859
Purchases	(10,391)	(5,679)
Loan originations, net of principal payments	(2,736)	(17,746)
Additions to premises and equipment	(215)	(81)
Proceeds from sale of fixed assets	-	33
Net cash used by investing activities	(6,312)	(9,026)

Cash flows from financing activities:
Net increase in deposits	11,916	15,937
Repayments of long-term debt	(5,000)	(8,000)
Increase in short-term borrowings	2,098	1,170
Net cash provided by financing activities	9,014	9,107

Net change in cash and cash equivalents	5,941	2,902

Cash and cash equivalents at beginning period	18,397	9,370

Cash and cash equivalents at end of period	$24,338	$12,272

Supplementary information:
Interest paid	$2,083	$2,561
Income taxes paid	1,019	303
Transfer of loans to foreclosed real estate	-	750

See accompanying notes to consolidated financial statements.

WELLESLEY BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Month Periods Ended September 30, 2011 and 2010 (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited interim consolidated financial statements include the accounts of Wellesley Bank (the “Bank”) and its wholly-owned subsidiaries; Wellesley Securities Corporation, which engages in the business of buying, selling and dealing in securities exclusively on its own behalf; Wellesley Investment Partners, LLC, formed for the purpose of providing investment management services for individuals, not-for-profit entities and businesses; and Central Linden, LLC, formed for the purpose of holding, managing and selling foreclosed real estate.  All significant intercompany balances and transactions have been eliminated in consolidation.  These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  See Note 7 – Conversion.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Wellesley Bank’s filing on Form S-1 which included the years ended December 31, 2010 and 2009.  The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Loans and Allowance for Loan Losses

The loan portfolio consists of real estate, commercial and other loans to the Bank’s customers in Wellesley, Massachusetts and surrounding communities.  The ability of the Bank’s debtors to honor their contracts is dependent upon the economy in general and the real estate and construction economic sectors.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred loan origination fees or costs.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

Interest is not accrued on loans which are identified as impaired or loans which are ninety days or more past due.  Past due status is based on the contractual terms of the loan.  Interest income previously accrued on such loans is reversed against current period interest income.  Interest income on non-accrual loans is recognized only to the extent of interest payments received.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for loan losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectability of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  The allowance consists of general, allocated and unallocated components, as further described below.

General component

The general component is based on the following loan segments: residential real estate, commercial real estate, construction, commercial, home equity and consumer.  Management considers a rolling average of historical losses for each segment based on a time frame appropriate to capture relevant loss data for each loan segment, which generally ranges from 3-10 years.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume, concentrations and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.  There were no significant changes to the Bank’s policies or methodology pertaining to the general component of the allowance during 2011 or 2010.

The qualitative factor adjustments are determined based on the various risk characteristics of each loan segment.  Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – The Bank generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not originate subprime loans.  All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower.

Commercial real estate – Loans in this segment are primarily income-producing properties in Wellesley, Massachusetts and surrounding communities.  The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment.  Management obtains rent rolls annually and continually monitors the cash flows of these loans.

Construction loans – Loans in this segment primarily include speculative real estate development loans for which payment is derived from sale of the property.  Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Commercial loans – Loans in this segment are made to businesses and are generally secured by assets of the business.  Repayment is expected from the cash flows of the business.  A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Home equity lines of credit – Loans in this segment are collateralized by one-to-four family residential real estate and repayment is dependent on the credit quality of the individual borrower.  The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Consumer loans – Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.

Allocated component

The allocated component relates to loans that are classified as impaired.  Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or, if the loan is collateral dependent, by the fair value of the collateral, less estimated costs to sell.  An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Bank does not separately identify performing individual consumer loans (residential, home equity lines of credit, personal and other consumer secured loans) for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The Bank periodically may agree to modify the contractual terms of loans.  When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring ("TDR").  All TDRs are initially classified as impaired.

Unallocated component

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

NOTE 2 – COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the surplus section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects are as follows:

	Nine Months Ended September 30,
	2011	2010
	(In thousands)

Unrealized holding gains on
securities available for sale	$413	$321
Reclassification adjustment for losses
(gains) realized in income	-	-

Net unrealized gains (losses)	413	321
Tax effects	(159)	(125)

Net-of-tax amount	$254	$196

The components of accumulated other comprehensive income and related tax effects are as follows:

	September 30,	December 31,
	2011	2010
	(In thousands)
Net unrealized holding gains on
securities available for sale	$928	$515
Tax effect	(365)	(206)
Net-of-tax amount	$563	$309

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This ASU requires an entity to provide disclosures that facilitate a financial statement user’s evaluation of (1) the nature of credit risk inherent in the entity's loan portfolio, (2) how that risk is analyzed and assessed in arriving at the allowance for loan and lease losses, and (3) the changes and reasons for those changes in the allowance for loan and lease losses.  For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Bank has provided the disclosures required in Note 5.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This ASU provides additional guidance and clarification for determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  For public entities, this guidance is effective for interim and annual reporting periods beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption.  Adoption of this guidance did not have a material effect on the Bank’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  This ASU clarifies and expands the disclosures pertaining to unobservable inputs used in Level 3 fair value measurements.  The guidance also requires, for public companies, disclosure of the level within the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Management does not expect this guidance to have a material effect on the Bank’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-5, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This ASU provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in surplus.  For public entities, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.

In September 2011, the FASB issued ASU 2011-09, Compensation – Retirement Benefits-Multiemployer Plans (Subtopic 715-80) Disclosures about an Employer’s Participation in a Multiemployer Plan.  This ASU amends the disclosure requirements for multiemployer pension plans and multiemployer other postretirement benefit plans.  This Update requires an employer to provide additional quantitative and qualitative disclosures to provide users with more detailed information about an employer’s involvement in multiemployer plans.  The amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011.  There will be no impact to the consolidated financial results as the amendments relate only to additional disclosures.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage
Association	$12,310	$288	$(13)	$12,585
Government-sponsored enterprises	7,401	220	(8)	7,613
SBA asset-backed securities	2,507	84	(1)	2,590
State and municipal bonds	8,023	359	-	8,382
Government-sponsored
enterprise obligations	381	22	-	403
Corporate bonds	1,005	5	(28)	982

	$31,627	$978	$(50)	$32,555

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage
Association	$11,418	$223	$(27)	$11,614
Government-sponsored enterprises	4,503	192	(24)	4,671
SBA asset-backed securities	2,700	64	(53)	2,711
State and municipal bonds	5,606	120	(13)	5,713
Government-sponsored
enterprise obligations	422	21	-	443
Corporate bonds	401	12	-	413

	$25,050	$632	$(117)	$25,565

At September 30, 2011 and December 31, 2010, government-sponsored enterprises consist of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2011 are as follows.  Expected maturities may differ from contractual maturities because the issuer, in certain instances, has the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011
	Amortized	Fair
	Cost	Value
	(In thousands)

Within 1 year	$300	$301
After 1 year to 5 years	3,293	3,392
After 5 years to 10 years	1,671	1,707
After 10 years	4,145	4,367
	9,409	9,767
Mortgage- and asset-backed
securities	22,218	22,788

	$31,627	$32,555

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
September 30, 2011
Residential mortgage-backed securities:
Government National Mortgage
Association	$4	$527	$9	$124
Government-sponsored enterprises	8	311	-	-
SBA asset-backed securities	1	403	-	-
Corporate bonds	28	766	-	-

	$41	$2,007	$9	$124

December 31, 2010
Residential mortgage-backed securities:
Government National Mortgage
Association	$20	$2,732	$7	$96
Government-sponsored enterprises	24	483	-	-
SBA asset-backed securities	53	1,777	-	-
State and municipal bonds	13	1,080	-	-

	$110	$6,072	$7	$96

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the balances of loans is as follows:

	September 30,	December 31,
	2011	2010
	(In thousands)

Real estate loans:
Residential - fixed	$15,443	$18,993
Residential - variable	58,425	53,897
Commercial	66,094	53,907
Construction	35,133	40,770
	175,095	167,567

Commercial loans:
Secured	13,570	14,413
Unsecured	325	492
	13,895	14,905

Consumer loans:
Home equity lines of credit	20,433	24,198
Other	563	503
	20,996	24,701

Total loans	209,986	207,173

Less:
Allowance for loan losses	(3,245)	(2,690)
Net deferred origination fees	(390)	(366)

Loans, net	$206,351	$204,117

The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2011 and 2010:

	Residential	Commercial			Home	Other
	Real Estate	Real Estate	Construction	Commercial	Equity	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended September 30, 2011

Allowance at June 30, 2011	$500	$1,022	$824	$441	$113	$16	$313	$3,229

Provision for loan losses	224	14	(53)	(35)	(11)	1	10	150
Loans charged off	(134)	-	-	-	-	-	-	(134)

Allowance at September 30, 2011	$590	$1,036	$771	$406	$102	$17	$323	$3,245

Nine Months Ended September 30, 2011

Allowance at December 31, 2010	$319	$356	$1,258	$384	$84	$16	$273	$2,690

Provision for loan losses	466	680	(487)	22	18	1	50	750
Loans charged off	(195)	-	-	-	-	-	-	(195)

Allowance at September 30, 2011	$590	$1,036	$771	$406	$102	$17	$323	$3,245

Further information pertaining to the allowance for loan losses at September 30, 2011 and December 31, 2010 is as follows:

	Residential	Commercial			Home	Other
	Real Estate	Real Estate	Construction	Commercial	Equity	Consumer	Unallocated	Total
	(In thousands)
September 30, 2011
Allowance related to loans
individually evaluated for
impairment	$-	$256	$-	$43	$-	$-	$-	$299

Allowance related to loans
collectively evaluated
for impairment	590	780	771	363	102	17	323	$2,946
Total allowance	$590	$1,036	$771	$406	$102	$17	$323	$3,245

Impaired loan balances individually
evaluated	$1,231	$1,405	$-	$87	$17	$-	$-	$2,740

Loan balances collectively evaluated
for impairment	72,637	64,689	35,133	13,808	20,416	563		$207,246
Total loans	$73,868	$66,094	$35,133	$13,895	$20,433	$563	$-	$209,986

December 31, 2010
Allowance related to loans
individually evaluated for
impairment	$56	$188	$-	$112	$-	$-	$-	$356

Allowance related to loans
collectively evaluated
for impairment	263	168	1,258	272	84	16	273	2,334
Total allowance	$319	$356	$1,258	$384	$84	$16	$273	$2,690

Impaired loan balances individually
evaluated	$1,876	$376	$-	$225	$-	$-	$-	$2,477

Loan balances collectively
evaluated for impairment	71,014	53,531	40,770	14,680	24,198	503	-	204,696
Total loans	$72,890	$53,907	$40,770	$14,905	$24,198	$503	$-	$207,173

The following is a summary of past due and non-accrual loans at September 30, 2011 and December 31, 2010:

					Past Due 90
	30-59 Days	60-89 Days	Past Due 90	Total	Days or More	Non-accrual
	Past Due	Past Due	Days or More	Past Due	and Still Accruing	Loans
	(In thousands)
September 30, 2011

Residential real estate	$1,786	$2,037	$-	$3,823	$-	$1,231
Commercial real estate	-	-	-	-	-	1,405
Construction	910	-	-	910	-	-
Commercial	-	-	227	227	-	87
Consumer:
Home equity lines of credit	201	15	17	233	-	17
Other	-	-	-	-	-	-

Total	$2,897	$2,052	$244	$5,193	$-	$2,740

					Past Due 90
	30-59 Days	60-89 Days	Past Due 90	Total	Days or More	Non-accrual
	Past Due	Past Due	Days or More	Past Due	and Still Accruing	Loans
	(In thousands)
December 31, 2010

Residential real estate	$394	$902	$2,008	$3,304	$-	$2,008
Commercial real estate	1,176	-	-	1,176	-	-
Construction	-	-	-	-	-	-
Commercial	90	-	-	90	-	-
Consumer:
Home equity lines of credit	879	19	-	898	-	-
Other	-	-	-	-	-	-

Total	$2,539	$921	$2,008	$5,468	$-	$2,008

The following is a summary of impaired loans at September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$1,231	$1,231	$-	$1,313	$1,313	$-
Commercial real estate	227	227	-	-	-	-
Consumer loans	17	17	-
Total	1,475	1,475	-	1,313	1,313	-

Impaired loans with a valuation allowance:
Residential real estate	$-	$-	$-	$563	$703	$56
Commercial real estate	1,178	1,178	256	376	376	188
Commercial	87	87	43	225	225	112
Total	1,265	1,265	299	1,164	1,304	356

Total impaired loans	$2,740	$2,740	$299	$2,477	$2,617	$356

The following is a summary of information pertaining to impaired loans:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)

Average investment in impaired loans:
Residential Real Estate	$2,347	$2,895	$1,612	$2,641
Commercial Real Estate	1,417	-	1,289	696
Commercial	149	-	128	-
Consumer	4	-	2	-
Total	$3,917	$2,895	$3,031	$3,337

Interest income recognized on impaired loans:
Residential Real Estate	$17	$14	$49	$58
Commercial Real Estate	37	-	53	32
Commercial	1	-	2	-
Consumer	-	-	-	-
Total	$55	$14	$104	$90

Interest income recognized on a cash basis
on impaired loans:
Residential Real Estate	$3	$-	$3	$9
Commercial Real Estate	37	-	53	32
Commercial	1	-	2	-
Consumer	-	-	-	-
Total	$41	$-	$57	$41

There were no loans modified as troubled debt restructurings during 2011.

No additional funds are committed to be advanced in connection with impaired loans.

Credit Quality Information

The Bank utilizes an internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1 – 3B:  Loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated 4:  Loans in this category are considered “special mention.”  These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 5:  Loans in this category are considered “substandard.”  Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged.  There is a distinct possibility that the Bank will sustain some loss if the weakness is not corrected.

Loans rated 6:  Loans in this category are considered “doubtful.”  Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 7:  Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted.

Category 8:  Loans in this category only include commercial loans under $25,000 with no other outstandings or relationships with the Bank. They are not rated in accordance with regulatory guidelines.

Category 9:  Loans in this category include loans which otherwise require rating but which have not been rated, or loans for which the Bank’s loan policy does not require rating.

Category 10:  Loans in this category include credit commitments/relationships that cannot be rated due to a lack of financial information or inaccurate financial information.  If, within 60 days of the assignment of a 10 rating, information is still not available to allow a standard rating, the credit will be rated 5.

On an annual basis, or more often if needed, the Bank formally reviews the ratings on all commercial real estate, construction and commercial loans.  During each calendar year, the Bank engages an independent third-party to review a significant portion of loans within these segments.  Management uses the results of these reviews as part of its annual review process.

The following table presents the Bank’s loans by risk rating and by category:

	September 30, 2011				December 31, 2010
	Commercial				Commercial
	Real Estate	Construction	Commercial	Total	Real Estate	Construction	Commercial	Total
	(In thousands)

Loans rated 1 - 3B	$59,727	$32,133	$12,266	$104,126	$49,198	$35,858	$13,259	$98,315
Loans rated 4	4,962	3,000	1,493	9,455	3,222	3,000	1,404	7,626
Loans rated 5	1,060	-	49	1,109	1,487	1,912	225	3,624
Loans rated 6	346	-	87	432	-	-	-	-
Loans rated 7	-	-		-	-	-	-	-
Categories 8 - 9	-	-		-	-	-	17	17
Category 10	-	-	-	-	-	-	-	-

Total	$66,094	$35,133	$13,895	$115,122	$53,907	$40,770	$14,905	$109,582

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Determination of fair value

The Bank uses fair value measurements to record fair value adjustments to certain of its assets and to determine fair value disclosures.  The fair value of a financial instrument is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Bank’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

Fair value hierarchy

The Bank groups its assets generally measured at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Valuation is based on quoted market prices in active exchange markets for identical assets.  Valuations are obtained from readily available pricing sources.

Level 2 – Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets.  Valuations are obtained from readily available pricing sources.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets.  Level 3 assets include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The following methods and assumptions were used by the Bank in estimating fair value disclosures:

Cash, cash equivalents and certificates of deposit:  The carrying amounts approximate fair values based on the short-term nature of the assets.

Securities available for sale:  Fair value measurements are obtained from a third-party pricing service and are not adjusted by management.  The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market.  Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

FHLB stock:  The carrying value of FHLB stock is deemed to approximate fair value, based on the redemption provisions of the FHLB of Boston.

Loans, net:  For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposits:  The fair values disclosed for non-certificate deposit accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term borrowings:  The carrying amount of short-term borrowings approximates fair value, based on the short-term nature of the liabilities.

Long-term debt: The fair values of long-term debt are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Accrued interest: The carrying amounts of accrued interest approximate fair value.

Off-balance sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The fair values of these instruments are considered immaterial.

Assets measured at fair value on a recurring basis

Assets measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010 are summarized below.  There are no liabilities measured at fair value on a recurring basis at September 30, 2011 or at December 31, 2010.

	September 30, 2011
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage
Association	$-	$12,585	$-	$12,585
Government-sponsored enterprises	-	7,613	-	7,613
SBA asset-backed securities	-	2,590	-	2,590
State and municipal bonds	-	8,382	-	8,382
Government-sponsored
enterprise obligations	-	403	-	403
Corporate bonds	-	982	-	982

Total assets	$-	$32,555	$-	$32,555

	December 31, 2010
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage
Association	$-	$11,614	$-	$11,614
Government-sponsored enterprises	-	4,671	-	4,671
SBA asset-backed securities	-	2,711	-	2,711
State and municipal bonds	-	5,713	-	5,713
Government-sponsored
enterprise obligations	-	443	-	443
Corporate bonds	-	413	-	413

Total assets	$-	$25,565	$-	$25,565

Assets measured at fair value on a non-recurring basis

The Bank may also be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of September 30, 2011 and December 31, 2010.

				Three Months Ended		Nine Months Ended
				September 30,		September 30,
	September 30, 2011			2011	2010	2011	2010
	Level 1	Level 2	Level 3	Total Losses	Total Losses	Total Losses	Total Losses
	(In thousands)

Impaired loans	$-	$-	$965	$37	$-	$299	$-

	December 31, 2010
	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$-	$-	$808

Losses applicable to certain impaired loans are estimated using the appraised value of the underlying collateral considering discounting factors and adjusted for selling costs.  Independent appraisals are obtained and updated annually for commercial real estate and residential real estate loans that are considered impaired and collateral dependent.  Losses applicable to collateral-dependent impaired loans are estimated using the appraised value which may be adjusted for market related discounts associated with foreclosure auctions, short sales, inventory of like properties and general liquidity in the market place, as well as estimated selling and disposal costs.  These considerations are applied on a case by case basis.  In addition to updating appraisals for impaired loans on an annual basis, management obtains on an annual basis an independent residential market analysis of the Bank’s primary market area.  This analysis looks at median prices, sales activity, active listings and pending sales.  The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the overall adequacy of the allowance for loan losses.  Adjustments to the estimate fair value of impaired loans may result in increases or decreases to the provision for loan losses.

There are no liabilities measured at fair value on a non-recurring basis at September 30, 2011 or at December 31, 2010.

Summary of fair values of financial instruments

The estimated fair values, and related carrying or notional amounts of the Bank’s financial instruments are outlined in the table below.  Certain financial instruments and all nonfinancial instruments are excluded from disclosure requirements.  Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Bank.

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Financial assets:
Cash and cash equivalents	$24,338	$24,338	$18,397	$18,397
Certificates of deposit	100	100	3,433	3,433
Securities available for sale	32,555	32,555	25,565	25,565
FHLB stock	1,930	1,930	1,930	1,930
Loans, net	206,351	200,066	204,117	203,366
Accrued interest receivable	893	893	865	865

Financial liabilities:
Deposits	234,056	235,207	222,140	222,814
Short-term borrowings	7,902	7,902	5,804	5,804
Long-term debt	7,500	7,908	12,500	12,988
Accrued interest payable	23	23	47	47

NOTE 7 – CONVERSION

On July 20, 2011, the Board of Directors of the Bank adopted a Plan of Conversion (the “Plan”) whereby the Bank will convert from a Massachusetts mutual cooperative bank to a Massachusetts stock cooperative bank and become a wholly-owned subsidiary of Wellesley Bancorp, a newly formed Maryland corporation.  Wellesley Bancorp will offer 100% of its stock on a priority basis to qualifying depositors, tax-qualified employee plans, and employees, officers and directors of Wellesley Bank with any remaining shares to be offered to members of the general public through a community offering and/or an underwritten public offering (the “Conversion”).

As part of the Conversion, Wellesley Bank will establish a liquidation account in an amount equal to the net worth of Wellesley Bank as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the Conversion.  The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at Wellesley Bank after the Conversion.  The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date.  Subsequent increases will not restore an account holder’s interest in the liquidation account.  In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.

Subsequent to the Conversion, the Holding Company may not declare or pay dividends on, and may not repurchase, any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements, or if such declaration, payment or repurchase would otherwise violate regulatory requirements.

Conversion costs are deferred and reduce the proceeds from the shares sold in the Conversion.  If the Conversion is not completed, all costs will be expensed.  As of September 30, 2011, Conversion costs amounting to $510,000 have been incurred and are included in other assets in the accompanying consolidated balance sheet.

In connection with the Conversion, the Holding Company intends to implement an employee stock ownership plan and other benefit and salary continuation plans for directors, officers and employees.

Also in connection with the conversion, the Holding Company intends to establish a charitable foundation (the "Foundation") and contribute to the Foundation an amount equal to 8% of the gross offering proceeds, 87.5% of which will be funded with authorized but unissued common stock and 12.5% of which will be funded with cash.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Safe Harbor Statement for Forward-Looking Statements

This report may contain forward-looking statements within the meaning of the federal securities laws.  These statements are not historical facts; rather they are statements based on the Company’s current expectations regarding its business strategies and their intended results and its future performance.  Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Forward-looking statements are not guarantees of future performance.  Numerous risks and uncertainties could cause or contribute to the Bank’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements.  Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines.  Additional factors that may affect our results are discussed beginning on page 12 of the Company’s prospectus dated November 14, 2011 under the section titled “Risk Factors.”  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.

Allowance for Loan Losses.  The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are: the likelihood of default; the loss exposure at default; the amount and timing of future cash flows on impaired loans; the value of collateral; and the determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation.  In addition, the Federal Deposit Insurance Corporation and Massachusetts Commissioner of Banks, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.  A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

Deferred Tax Assets.  Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. Management reviews deferred tax assets on a quarterly basis to identify any uncertainties pertaining to realization of such assets.  In determining whether a valuation allowance is required against deferred tax assets, management assesses historical and forecasted operating results, including a review of eligible carry forward periods, tax planning opportunities and other relevant considerations.  We believe the accounting estimate related to the valuation allowance is a critical estimate because the underlying assumptions can change from period to period.  For example, tax law changes or variances in future projected operating performance could result in a change in the valuation allowance.  Should actual factors and conditions differ materially from those used by management, the actual realization of net deferred tax assets could differ materially from the amounts recorded in the financial statements.  If we were not able to realize all or part of our deferred tax assets in the future, an adjustment to the related valuation allowance would be charged to income tax expense in the period such determination was made and could have a negative impact on earnings.  In addition, if actual factors and conditions differ materially from those used by management, we could incur penalties and interest imposed by taxing authorities.

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

General.  Total assets increased $12.4 million, or 4.7%, from $262.0 million at December 31, 2010 to $274.4 million at September 30, 2011.  This increase was reflected in increases in securities available for sale of $7.0 million, or 27.3%, in loans, net of $2.2 million, or 1.1%, and in cash and cash equivalents of $5.9 million, or 32.3%.  Asset growth was funded primarily by an increase in deposits of $11.9 million, or 5.4%.

Loans.  Loans, net increased by $2.2 million, or 1.1%, from $204.1 million at December 31, 2010 to $206.4 million at September 30, 2011.  The increase in loans was due primarily to an increase of $12.2 million, or 22.6%, in commercial real estate loans, and was partially offset by decreases of $5.6 million, or 13.8%, in construction loans and $3.8 million, or 15.6%, in home equity lines of credit.  The increase in commercial real estate loans reflects our continued emphasis on originating these types of loans.  The decrease in construction loans was due to the completion and sale of several properties that we had funded.  The decrease in home equity lines of credit reflects the consolidation of junior lien debt into first mortgage loans.

Securities.  Total securities increased by $7.0 million, or 27.3%, from $25.6 million at December 31, 2010 to $32.6 million at September 30, 2011, as we increased our holdings of regional municipal bonds and increased our holdings of shorter-duration mortgage-backed securities.

Deposits.  Total deposits increased $11.9, or 5.4%, from $222.1 million at December 31, 2010 to $234.1 million at September 30, 2011.  Non-interest-bearing accounts increased $1.6 million, NOW accounts increased $1.9 million, money market accounts increased $6.4 million, and savings accounts increased $526,000.  Term certificates of deposit increased $1.6 million during the nine-month period ended September 30, 2011 as depositors extended the maturities of their accounts, reflected in the decrease in balances of 14 month certificates by $5.0 million during the period and an increase in 48 month certificates by $8.7 million.  The increase in non-interest-bearing accounts was reflective of increases in both personal and business checking accounts. NOW account balances showed modest growth while MMDA balances increased primarily due to growth in our Connection Club accounts, a premium relationship account.

Borrowings.  We use borrowings from a variety of sources to supplement our supply of funds for loans and securities.  Long-term debt, consisting entirely of Federal Home Loan Bank advances, decreased $5.0 million, or 40.0%, for the nine months ended September 30, 2011.  The decrease in Federal Home Loan Bank advances was primarily due to our success in shifting our funding mix to lower cost deposits, including noninterest bearing demand deposit accounts for small business customers.  Short-term borrowings, consisting entirely of securities sold under agreements to repurchase, increased $2.1 million, or 36.1%, for the nine months ended September 30, 2011.

Results of Operations for the Three Months Ended September 30, 2011 and 2010

Overview.  Net income was $528,000 for the three months ended September 30, 2011 compared to $576,000 for the three months ended September 30, 2010.  The $48,000, or 8.3%, decrease was primarily due to an increase of $196,000 in noninterest expenses and a decrease in net interest income of $42,000, or 1.6%, which were partially offset by a decrease in the provision for loan losses of $150,000.

Net Interest Income.  Net interest income for the three months ended September 30, 2011 decreased $42,000, or 1.6%.  The decrease in net interest income was primarily due to a decrease in interest income, partially offset by a decrease in interest expense in the period.  Interest expense decreased $188,000, or 22.9%, during this period primarily due to a decrease in the average rates paid on interest-bearing deposits; in particular, certificates of deposit and money market accounts.  The average balance of Federal Home Loan Bank advances decreased from $17.4 million to $7.5 million, reducing the corresponding interest expense by $121,000 during the comparative period.  The average rates paid on deposits and borrowings decreased by 39 basis points in the comparative three-month period.  The decrease in the cost of deposits and borrowings was primarily due to a declining long-term interest rate environment and our continued focus on pricing our deposit offerings at levels competitive within our marketplace.  We experienced an increase in the average balance of interest-bearing deposits of 8.4% in the three-month period ended September 30, 2011 compared to the same period in 2010.

Interest income decreased $230,000, or 6.7%, from $3.4 million for the three months ended September 30, 2010 to $3.2 million for the three months ended September 30, 2011.  The average balance of interest-earning assets increased 3.7%, while the average rate earned on these assets decreased 55 basis points.  The decline in yield was partially offset by the improvement in interest income attributable to asset growth.  Interest income from loans decreased $182,000, or 5.7%, despite a 3.1% increase in the average balance of loans, as the average rate paid on loans decreased 53 basis points.  Interest income from taxable investment securities decreased $53,000, or 26.0%, due to the repricing of floating rate securities and the reinvestment of investment funds in a falling rate environment.  The average rate earned on tax-exempt investment securities of 3.4% fell 6 basis points while the average balance of taxable investment securities increased 69.7%.

Average Balances and Yields.  The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs.  The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.  Average balances have been calculated using daily balances.  Loan fees are included in interest income on loans and are insignificant.  Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	For the Three Months Ended September 30,
	2011			2010
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)

(Dollars in thousands)
Interest-earning assets:
Short-term investments	$15,110	$7	0.19%	$8,872	$4	0.20%
Certificates of deposit	1,002	5	1.96	7,099	31	1.71
Debt securities:
Taxable	20,127	151	2.98	20,578	204	3.94
Tax-exempt	8,095	69	3.40	4,769	42	3.46
Total loans	209,882	2,986	5.64	203,666	3,168	6.17
FHLB stock	1,930	1	0.27	1,930	-	0.00
Total interest-earning assets	256,146	$3,219	4.99%	246,914	$3,449	5.54%

Allowance for loan losses	(3,253)			(2,545)
Total interest-earning assets less allowance for loan losses	252,893			244,369
Noninterest-earning assets	12,724			13,189
Total assets	$265,617			$257,558

Interest-bearing liabilities:
Regular savings accounts	$24,692	$32	0.51%	$19,790	$29	0.59%
NOW checking accounts	13,607	7	0.21	11,803	5	0.16
Money market accounts	46,861	69	0.58	37,528	76	0.80
Certificates of deposit	114,274	432	1.50	114,858	495	1.71
Total interest-bearing deposits	199,434	540	1.07	183,979	605	1.31
Short-term borrowings	7,517	22	1.15	7,649	24	1.24
Long-term debt	7,500	70	3.70	17,413	191	4.33
Total interest-bearing liabilities	214,451	632	1.17%	209,041	820	1.56%
Noninterest-bearing demand deposits	28,005			26,917
Other noninterest-bearing liabilities	1,529			2,048
Total liabilities	243,985			238,006
Equity	21,632			19,552
Total liabilities and equity	$265,617			$257,558

Net interest income		$2,587			$2,629
Net interest rate spread (2)			3.82%			3.99%
Net interest-earning assets (3)	$41,695			$37,873
Net interest margin (4)			4.01%			4.22%
Average total interest-earning assets to average total
interest-bearing liabilities	119.44%			118.12%

(1)	Ratios for the three-month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

Rate/Volume Analysis.  The following table sets forth the effects of changing rates and volumes on our net interest income.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The total increase (decrease) column represents the sum of the prior columns.  For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.

	Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
	Increase (Decrease) Due to		Total Increase (Decrease)
(In thousands)	Volume	Rate
Interest-earning assets:
Short-term investments	$3	$-	$3
Certificates of deposit	(26)	-	(26)
Debt securities:
Taxable	(5)	(48)	(53)
Tax-exempt	29	(2)	27
Total loans	101	(283)	(182)
FHLB stock	-	1	1
Total interest-earning assets	102	(332)	(230)

Interest-bearing liabilities:
Regular savings	7	(4)	3
NOW checking	-	2	2
Money market	19	(26)	(7)
Certificates of deposit	(2)	(61)	(63)
Total interest-bearing deposits	24	(89)	(65)
Short-term borrowings	(0)	(2)	(2)
Long-term debt	(108)	(13)	(121)
Total interest-bearing liabilities	(84)	(104)	(188)

Increase (decrease) in net interest income	$186	$(228)	$(42)

Provision for Loan Losses.  The provision for loan losses was $150,000 for the three months ended September 30, 2011 compared to $300,000 for the three months ended September 30, 2010.  The decrease in the provision reflects a decline in nonperforming loans from $3.5 million at June 30, 2011 to $2.7 million at  September 30, 2011.  Losses recognized in the quarter as charge-offs had been provided for in prior quarters through the provision for loan losses.

Analysis of Loan Loss Experience.  The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	September 30,
(Dollars in thousands)	2011	2010
Balance at beginning of period	$3,229	$2,460
Provision for loan losses	150	300
Charge-offs:
Real estate loans:
Residential	(134)	(51)
Commercial	-	-
Construction	-	-
Commercial loans	-	-
Consumer loans	-	-
Total charge-offs	(134)	(51)
Recoveries	-	-
Net charge-offs	(134)	(51)
Allowance at end of period	$3,245	$2,709
Allowance for loan losses to nonperforming loans at end of period	118.4%	99.9%
Allowance for loan losses to total loans at end of period	1.55%	1.33%
Net charge-offs to average loans outstanding during the period	0.06%	0.03%

Noninterest Income.  Noninterest income totaled $110,000 for the three month period ended September 30, 2011, and was nearly unchanged from the comparable 2010 period.

Noninterest Expenses.  Noninterest expense increased $196,000 to $1.7 million during the three months ended September 30, 2011 from $1.5 million for the three months ended September 30, 2010.  A significant factor that contributed to the increase in noninterest expense during the 2011 period was increased pension expense associated with management’s decision to contribute $425,000 to partially fund an underfunded position in the Bank’s multi-employer defined benefit plan.  Benefits under this plan have been frozen effective October 31, 2011 in conjunction with planned changes in benefit programs following completion of the conversion.  In the comparable period in 2010, the Bank contributed $150,000 to the plan.  Occupancy and equipment expense increased $33,000 resulting from costs relating to renovations of office space.  Increases in noninterest expense were partially offset by a decrease in Federal Deposit Insurance Corporation assessments reflecting changes to the Federal Deposit Insurance Corporation assessment base and changes to the assessment formula.  During the three months ended September 30, 2011, the Bank recognized a credit adjustment of $90,000 for the reduction in Federal Deposit Insurance Corporation assessments effective June 30, 2011, while in the comparable 2010 period the Bank recognized $74,000 of deposit insurance expense.

Income Taxes.  Income tax expense decreased $38,000 for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to a decrease in income before income taxes.  The effective tax rate for the 2011 three-month period was 35.8%, compared with 36.6% for the 2010 three-month period.

Results of Operations for the Nine months ended September 30, 2011 and 2010

Overview.  Net income was $1.5 million for the nine months ended September 30, 2011 compared to $1.6 million for the nine months ended September 30, 2010.  The $100,000, or 6.3% decrease was primarily due to an increase in noninterest expenses of $498,000, partially offset by an increase in net interest income of $242,000, or 3.3%, and a decrease in the provision for loan losses of $50,000.

Net Interest Income.  Net interest income for the nine months ended September 30, 2011 totaled $7.6 million compared to $7.4 million for the nine months ended September 30, 2010, an increase of $242,000, or 3.3%.  The increase in net interest income was primarily due to a decrease in interest expense partially offset by a decline in interest income.

Interest expense decreased $548,000, or 21.0%, during this period primarily due to a 24 basis point drop in the average rates paid on interest-bearing deposits, in particular certificates of deposit.  The average balance of interest-bearing deposits increased $16.9 million, or 9.4%, in the nine month period ended September 30, 2011.  In addition, the average balance of Federal Home Loan Bank advances decreased $9.5million as we paid off advances upon maturity during the nine month period ended September 30, 2011.  The average rates paid on deposits and borrowings decreased by 41 basis points in the nine month period.  The decrease in the cost of deposits and borrowings was primarily due to a declining long-term interest rate environment and our continued focus on managing the cost of funding the Bank.

Interest income decreased $306,000, or 3.1%, from $10.0 million for the nine-month period ended September 30, 2010 to $9.7 million at September 30, 2011.  The average balance of interest-earning assets increased 5.4%, while a decrease in the average rate earned on these assets of 44 basis points partially offset the effect of the growth in earning asset balances.   Interest income from loans decreased $68,000, or 0.7%, despite a 6.0% increase in the average balance of loans as the average rate paid on loans decreased 39 basis points.  Interest income from taxable investment securities decreased $224,000, or 33.9%, due to a decrease in the average rate paid on taxable investment securities of 115 basis points and an 8.3% decrease in the average balance of taxable investment securities.

Average Balances and Yields.  The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs.  The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.  Average balances have been calculated using daily balances.  Loan fees are included in interest income on loans and are insignificant.  Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	For the Nine Months Ended September 30,
	2011			2010
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)

(Dollars in thousands)
Interest-earning assets:
Short-term investments	$15,906	$25	0.21%	$7,960	$12	0.21%
Certificates of deposit	1,748	25	1.92	9,190	111	1.61
Debt securities:
Taxable	19,708	435	2.95	21,486	659	4.10
Tax-exempt	7,132	178	3.34	4,587	123	3.58
Total loans	209,297	9,001	5.75	197,434	9,069	6.14
FHLB stock	1,930	4	0.29	1,930	-	0.00
Total interest-earning assets	255,721	$9,668	5.06%	242,587	$9,974	5.50%

Allowance for loan losses	(3,028)			(2,342)
Total interest-earning assets less allowance for loan losses	252,693			240,246
Noninterest-earning assets	12,503			12,688
Total assets	$265,196			$252,934

Interest-bearing liabilities:
Regular savings accounts	$24,282	$99	0.55%	$18,959	$83	0.59%
NOW checking accounts	13,600	20	0.20	11,573	14	0.17
Money market accounts	45,212	206	0.61	37,073	217	0.78
Certificates of deposit	113,783	1,340	1.57	112,217	1,533	1.83
Total interest-bearing deposits	196,877	1,665	1.13	179,822	1,847	1.37
Short-term borrowings	7,146	62	1.16	6,933	64	1.24
Long-term debt	10,485	332	4.24	20,002	696	4.65
Total interest-bearing liabilities	214,508	2,059	1.28%	206,757	2,607	1.69%
Noninterest-bearing demand deposits	28,143			25,558
Other noninterest-bearing liabilities	1,444			1,606
Total liabilities	244,095			233,921
Equity	21,101			19,013
Total liabilities and equity	$265,196			$252,934

Net interest income		$7,609			$7,367
Net interest rate spread (2)			3.77%			3.81%
Net interest-earning assets (3)	$41,332			$35,830
Net interest margin (4)			3.98%			4.06%
Average total interest-earning assets to average total
interest-bearing liabilities	119.28%			117.33%

(1)	Ratios for the nine-month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

Rate/Volume Analysis.  The following table sets forth the effects of changing rates and volumes on our net interest income.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The total increase (decrease) column represents the sum of the prior columns.  For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.

	Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
	Increase (Decrease) Due to		Total Increase (Decrease)
(In thousands)	Volume	Rate
Interest-earning assets:
Short-term investments	$13	$-	$13
Certificates of deposit	(112)	26	(86)
Debt securities:
Taxable	(173)	(51)	(224)
Tax-exempt	(8)	63	55
Total loans	556	(624)	(68)
FHLB stock	-	4	4
Total interest-earning assets	276	(582)	(306)

Interest-bearing liabilities:
Regular savings	21	(5)	16
NOW checking	3	3	6
Money market	53	(64)	(11)
Certificates of deposit	22	(215)	(193)
Total interest-bearing deposits	99	(281)	(182)
Short-term borrowings	2	(4)	(2)
Long-term debt	(306)	(58)	(364)
Total interest-bearing liabilities	(205)	(343)	(548)

Increase (decrease) in net interest income	$481	$(239)	$242

Provision for Loan Losses.  The provision for loan losses was $750,000 for the nine months ended September 30, 2011 compared to $800,000 for the nine months ended September 30, 2010.  The decrease in the provision was due to a stabilization in the level of nonperforming loans in recent months. Losses recognized in the quarter as charge-offs had been provided for in prior quarters through the provision for loan losses.

Analysis of Loan Loss Experience.  The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2011	2010
Balance at beginning of period	$2,690	$2,060
Provision for loan losses	750	800
Charge-offs:
Real estate loans:
Residential	(195)	(151)
Commercial	-	-
Construction	-	-
Commercial loans	-	-
Consumer loans	-	-
Total charge-offs	(195)	(151)
Recoveries	-	-
Net charge-offs	(195)	(151)
Allowance at end of period	$3,245	$2,709
Allowance for loan losses to nonperforming loans at end of period	118.4%	99.9%
Allowance for loan losses to total loans at end of period	1.55%	1.33%
Net charge-offs to average loans outstanding during the period	0.09%	0.08%

Noninterest Income.  Noninterest income increased $20,000 to $340,000 during the nine months ended September 30, 2011 from $320,000 for the nine months ended September 30, 2010.  The increase was primarily due to an increase in wealth management fees during the 2011 period resulting from our continuing efforts to increase our investment advisory services.

Noninterest Expenses.  Noninterest expense increased $498,000 to $4.9 million during the nine months ended September 30, 2011 from $4.4 million for the nine months ended September 30, 2010.  Factors that contributed to the increase in noninterest expense during the 2011 period were increased salaries and employee benefits resulting from increased pension and other benefit expense, increased occupancy and equipment resulting from costs relating to renovations of office space, partially offset by a decrease in Federal Deposit Insurance Corporation insurance assessments.  The Bank recognized expense of $740,000 in the nine month period ended September 30, 2011 associated with its multi-employer defined benefit plan, an increase of $328,000 over the comparable period in 2010 as the Bank has partially funded a current underfunded position in the plan.  The Bank froze benefits under this plan effective October 31, 2011.  Expense associated with Federal Deposit Insurance Corporation insurance assessments totaled $200,000 in the nine month period ended September 30, 2010, decreasing to $135,000 in 2011 due to changes in the Federal Deposit Insurance Corporation’s assessment formula during 2011.

Income Taxes.  Income tax expense decreased $86,000 for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to lower income before income taxes.  The effective tax rate for the 2011 nine-month period was 36.0% as compared with 36.8% for the 2010 nine-month period.

Analysis of Nonperforming and Classified Assets.  We consider foreclosed assets, loans that are maintained on a nonaccrual basis and loans that are past 90 days or more and still accruing to be nonperforming assets.  Loans are generally placed on nonaccrual status when they are classified as impaired or when they become 90 days or more past due.  Loans are classified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  At the time a loan is placed on nonaccrual status, the accrual of interest ceases and interest income previously accrued on such loans is reversed against current period interest income.  Payments received on a nonaccrual loan are first applied to the outstanding principal balance when collectability of principal is in doubt.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold.  When property is acquired it is recorded at the lower of its cost or fair market value at the date of foreclosure.  Any holding costs and declines in fair value after acquisition of the property result in charges against income.

Troubled debt restructurings occur when we grant borrowers concessions that we would not otherwise grant but for economic or legal reasons pertaining to the borrower’s financial difficulties.  These concessions may include, but are not limited to, modifications of the terms of the debt, the transfer of assets or the issuance of an equity interest by the borrower to satisfy all or part of the debt, or the substitution or addition of borrower(s).  We will not return a troubled debt restructuring to accrual status until the borrower has demonstrated the ability to make principal and interest payments under the restructured terms for at least six consecutive months.

The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated.  We did not have any accruing loans past due 90 days or more at the dates presented.

	At September 30,	At December 31,
(Dollars in thousands)	2011	2010
Nonaccrual loans:
Real estate loans:
Residential mortgage	$1,231	$2,008
Commercial real estate	1,405	—
Construction	-	—
Commercial	87	—
Consumer	17	—
Total nonaccrual loans	2,740	2,008

Total nonperforming loans	2,740	2,008
Real estate owned	-	—
Total nonperforming assets	2,740	2,008
Accruing troubled debt restructurings (1)	1,112	1,124
Total nonperforming assets and accruing troubled debt restructurings	$3,852	$3,132

Total nonperforming loans to total loans	1.30%	0.97%
Total nonperforming loans to total assets	1.00%	0.77%
Total nonperforming assets and accruing troubled debt restructurings to total assets	1.40%	1.20%

(1)	We did not have any nonaccruing troubled debt restructurings at the dates indicated.

Total nonperforming loans increased from December 31, 2010 to September 30, 2011 primarily due to management’s election to place two commercial relationships on non-accrual status while reducing balances of non-accruing residential loans by selling three non-performing loans to an outside investor group.

Liquidity and Capital Resources

Liquidity Management.  Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature.  Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities, borrowings from the Federal Home Loan Bank of Boston and securities sold under agreements to repurchase.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of investment securities and borrowed funds and prepayments on loans are greatly influenced by general interest rates, economic conditions and competition.

Management regularly adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our interest-rate risk and investment policies.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits in other banks, and corporate bonds.  The level of these assets depends on our operating, financing, lending and investing activities during any given period.  At September 30, 2011, cash and due from banks totaled $3.7 million.  Securities classified as available-for-sale, whose aggregate market value exceeds cost, had a market value of $32.6 million, and short-term investments of $20.6 million at September 30, 2011, provide additional sources of liquidity.

At September 30, 2011, we had $15.4 million in borrowings outstanding, including $7.5 million Federal Home Loan Bank of Boston advances and $7.9 million of securities under agreements to repurchase.  In addition, at September 30, 2011, we had the ability to borrow a total of approximately $33.3 million in unused borrowing capacity from the Federal Home Loan Bank of Boston.  At September 30, 2011, we also had the ability to borrow approximately $11.1 million from the Co-operative Central Bank, none of which was outstanding at that date.

At September 30, 2011, we had $42.4 million in loan commitments outstanding, which included $14.3 million in unadvanced home equity lines of credit, $6.6 million in unadvanced commercial lines of credit and $18.0 million in unadvanced funds on construction loans.

Term certificates of deposit due within one year of September 30, 2011 amounted to $68.8 million, or 59.3% of total term certificates. This total has decreased $13.8 million from December 31, 2010 while balances of term certificates maturing in more than one year have increased $ 15.4 million.  Balances of term certificates that mature within one year reflect customer preferences for greater liquidity of personal funds, while longer-dated certificates reflect a willingness among customers to accept current interest rates for extended time periods.  If  maturing deposits are not renewed, we will be required to seek other sources of funds, including new term certificates and other borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing funds.  Management believes, however, based on past experience that a significant portion of our term certificates will be renewed.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and will have to provide for its own liquidity to pay its operating expenses and other financial obligations.  Upon completion of the Bank’s conversion, the Company’s primary source of income will be dividends received from the Bank and earnings from investment of net proceeds from the offering retained by the Company.  Massachusetts banking law and Federal Deposit Insurance Corporation regulations limit distributions of capital.  In addition, the Company is subject to the Federal Reserve Board’s policy that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality and overall financial condition.  Finally, in connection with its nonobjection to the conversion, the Federal Deposit Insurance Corporation has required the Bank to commit that for the three-year period immediately following the closing of the conversion it will not make any distribution of capital to the Company, including cash dividends, except in accordance with Federal Deposit Insurance Corporation laws and regulations and as provided for in the business plan submitted with the conversion application without the prior approval of the Boston Area Office of the Federal Deposit Insurance Corporation if such action would cause the Bank’s tier 1 leverage and total risk-based capital ratios to fall below 8.0% and 12.0%, respectively.  At September 30, 2011, the Company had no liquid assets.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2011, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

The offering is expected to increase our consolidated equity by $23.4 million, to $44.9 million at the maximum of the offering range.  Following completion of the offering, we also will manage our capital for maximum stockholder benefit.  The capital from the offering will significantly increase our liquidity and capital resources.  Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities.  Our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased interest earning assets and net income.  However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity.  Following the offering, we may use capital management tools such as cash dividends and common share repurchases.  However, under Federal Deposit Insurance Corporation regulations, we will not be allowed to repurchase any shares during the first year following the offering, except that stock repurchases of no greater than 5% of outstanding capital stock may be made during this one-year period where compelling and valid business reasons are established to the satisfaction of the Federal Deposit Insurance Corporation.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For information about our loan commitments and unused lines of credit, see note 14 of the Bank’s audited consolidated financial statements for the year ended December 31, 2010 included in the Company’s prospectus dated November 14, 2011.

For the nine months ended September 30, 2011, the Bank did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Bank’s financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Qualitative Aspects of Market Risk

We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.  Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits.   As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings.  To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Our strategy for managing interest rate risk emphasizes: originating adjustable-rate loans for retention in our loan portfolio; selling in the secondary market substantially all newly originated conforming fixed rate residential mortgage loans, promoting core deposit products and short-term time deposits; adjusting the maturities of borrowings and adjusting the investment portfolio mix and duration.  We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

We have an Asset/Liability Committee, which includes members of management, to communicate, coordinate and control all aspects involving asset-liability management.  The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest and net income.

Quantitative Aspects of Market Risk

We analyze our interest rate sensitivity position to manage the risk associated with interest rate movements through the use of interest income and equity simulations.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest sensitive.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income and the present value of our equity.  Interest income and equity simulations are completed quarterly and presented to the Asset/Liability Committee and the Board of Directors.  The simulations provide an estimate of the impact of changes in interest rates on net interest income and the present value of our equity under a range of assumptions.  The numerous assumptions used in the simulation process are reviewed by the Asset/Liability Committee on a yearly basis.  Changes to these assumptions can significantly affect the results of the simulation.  The simulation incorporates assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates.  The simulation analysis incorporates management’s current assessment of the risk that pricing margins will change adversely over time due to competition or other factors.

Simulation analysis is only an estimate of our interest rate risk exposure at a particular point in time.  We continually review the potential effect changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities.

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income and equity simulations.  The simulations use projected repricing of assets and liabilities at September 30, 2011 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rates can have a significant impact on the simulations.  Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  Our asset sensitivity would be reduced if prepayments slow and would increase if prepayments accelerated.  While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects the estimated effects of changes in interest rates on the present value of our equity at September 30, 2011 and on our projected net interest income from September 30, 2011 through September 30, 2012.

	As of September 30, 2011			Over the Next 12 Months Ending September 30, 2012
	Present Value of Equity			Projected Net Interest Income
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)			(Dollars in thousands)
300bp	$22,677	$(5,117)	(18.4)%	$9,913	$(22)	(0.2)%
200	$23,965	$(3,829)	(13.8)%	$9,944	$9	0.1%
100	$25,661	$(2,133)	(7.7)%	$9,922	$(13)	(0.1)%
0	$27,794	-	-	$9,935	-	-
(100)	$30,650	$2,856	10.3%	$9,779	$(156)	(1.6)%

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings.  The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  The Bank’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Bank’s financial condition and results of operations.

Item 1A.  Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on November 18, 2011.  As of September 30, 2011, the risk factors of the Company have not changed materially from those disclosed in the prospectus.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

3.1	Amended and Restated Articles of Incorporation of Wellesley Bancorp, Inc. (1)

3.2	Bylaws of Wellesley Bancorp, Inc. (2)

4.1	Form of Common Stock Certificate of Wellesley Bancorp, Inc. (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101.1*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Surplus, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

(1)
Incorporated herein by reference to the exhibits to Wellesley Bancorp, Inc.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-176764), filed with the Securities and Exchange Commission on November 7, 2011.

(2)
Incorporated herein by reference to the exhibits to Wellesley Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-176764), filed with the Securities and Exchange Commission on September 9, 2011.

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLESLEY BANCORP, INC.

Dated: December 27, 2011	By:	/s/ Thomas J. Fontaine
Thomas J. Fontaine
President and Chief Executive Officer
(principal executive officer)

Dated: December 27, 2011	By:	/s/ Gary P. Culyer
Gary P. Culyer
Chief Financial Officer and Treasurer
(principal accounting and financial officer)