Form 10-K
period 2011-12-31
Wellesley Bancorp, Inc.
filed 2012-03-26
CIK 1526952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:  0-54271

WELLESLEY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	45-3219901
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Central Street, Wellesley, Massachusetts	02482
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:  (781) 235-2550

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $0.01 per share
                                                                                                   (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes __   No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes __   No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes X   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	_______	Accelerated filer	_______
Non-accelerated filer	_______	Smaller reporting company	X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __   No X

As of March 16, 2012, the registrant had 2,407,151 of its common stock outstanding.

EXPLANATORY NOTE

Wellesley Bancorp, Inc. (the “Company”) filed a Registration Statement on Form S-1 (the “Form S-1”), as amended, with the U.S. Securities and Exchange Commission (the “SEC”), which the SEC declared effective on November 14, 2011.  The Form S-1 includes financial statements for the interim period ended June 30, 2011 and for the years ended December 2010 and 2009.  Therefore, the Company is filing this Annual Report on Form 10-K pursuant to Rule 13a-1 of the Securities Exchange Act of 1934, as amended, in order to file financial statements for the first year ended December 31, 2011, the fiscal year subsequent to the last full fiscal year for which financial statements were included in the Form S-1.

The Company was incorporated in September 2011 by Wellesley Bank, Wellesley, Massachusetts (the “Bank”), to be the Bank’s holding company upon completion of the Bank’s conversion from the mutual to stock form of organization and the common stock offering of the Company.  As of December 31, 2011, the conversion had not been completed and the Company was not an operating company and, therefore, the information presented in this report is on a consolidated basis for the Bank.

i

ii

Forward-Looking Statements

When used in this Annual Report on Form 10-K, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, competition and information provided by third-party vendors and the matters described herein under “Item 1A. Risk Factors” that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I
Item 1.   Business

General

Wellesley Bancorp, Inc.  Wellesley Bancorp, Inc. (the “Company”) was incorporated in September 2011 to be the holding company for Wellesley Bank (the “Bank”) following the Bank’s conversion from the mutual to stock form of ownership. On January 25, 2012, the mutual to stock conversion was completed and the Bank became the wholly owned subsidiary of the Company.  Also on that date, the Company sold and issued 2,407,151 shares of its common stock at a price of $10.00 per share, through which the Company received net offering proceeds of $21.3 million.  The Company’s principal business activity is the ownership of the outstanding shares of common stock of the Bank.  The Company does not own or lease any property, but instead uses the premises, equipment and other property of the Bank, with the payment of appropriate rental fees, as required by applicable laws and regulations, under the terms of an expense allocation agreement entered into with the Bank.

Wellesley Bank.  Founded in 1911, Wellesley Bank is a Massachusetts chartered cooperative bank headquartered in Wellesley, Massachusetts. We operate as a community-oriented financial institution offering traditional financial services to consumers and businesses in our primary market area. We attract deposits from the general public and use those funds to originate primarily residential mortgage loans, commercial real estate loans and construction loans, and, to a lesser extent, commercial business loans, home equity lines of credit and other consumer loans. We conduct our lending and deposit activities primarily with individuals and small businesses in our primary market area.

The Bank’s and the Company’s executive offices are located 47 Church Street, Wellesley, Massachusetts 02482 and its telephone number is (781) 235-2550.

Our website address is www.wellesleybank.com. Information on our website should not be considered a part of this document.

Market Area

We conduct our operations from our executive offices and two full-service branch offices located in Wellesley, Massachusetts, a community within the greater Boston metropolitan area. Our primary lending market includes the communities of Wellesley, Dover and Needham in Norfolk County and the communities of Natick, Newton and Weston in Middlesex County. Due to its proximity to Boston, our primary market area benefits from the presence of numerous institutions of higher learning, medical care and research centers and the corporate headquarters of several investment and financial services companies. The greater Boston metropolitan area also has many life science and high technology companies employing personnel with specialized skills. These factors affect the demand for residential homes, residential construction, office buildings, shopping centers, and other commercial properties in our market area. Communities within our market area include many older residential commuter towns which function partially as business and service centers.

Our market area is located largely in the Boston-Cambridge-Quincy, Massachusetts/New Hampshire Metropolitan Statistical Area. Based on the 2010 United States census, the Boston metropolitan area is the 10th largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale/retail trade, to finance, technology and medical care. Based on U.S. Census Bureau data, 2009 median household income was $80,000 and $77,000 for Norfolk County and Middlesex County, respectively, compared to median household income for Massachusetts of $64,000 and $51,000 for the United States for 2009. In addition, 2009 per capital income was $42,000 and $39,000 for Norfolk County and Middlesex County, respectively, compared to per capita income for Massachusetts of $33,000 and $27,000 for the United States for 2009. The town of Wellesley had 2009 median household income and per capita income of $134,000 and $64,000, respectively.

Competition

We face significant competition for deposits and loans. Our most direct competition for deposits has historically come from the financial institutions operating in our primary market area and from other financial service companies such as securities brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds and mutual funds. At June 30, 2011, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held 1.26% of the deposits in Norfolk County, which was the 19th largest market share out of 45 financial institutions with offices in Norfolk County.  At June 30, 2011, we also held 12.42% of the deposits in the town of Wellesley, which was the third largest market share out of 12 financial institutions with offices in Wellesley. Some of the banks owned by large national and regional holding companies and other community-based banks that also operate in our primary market area are larger than we are and, therefore, may have greater resources or offer a broader range of products and services.

Our competition for loans comes from financial institutions, including credit unions, in our primary market area and from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from nondepository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the internet, and made it possible for nondepository institutions to offer products and services that traditionally have been provided by banks. Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

Residential Mortgage Loans.  The largest segment of our loan portfolio is mortgage loans to enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. At December 31, 2011, residential mortgage loans were $80.2 million, or 35.6%, of our total loan portfolio, consisting of $16.4 million and $63.8 million of fixed-rate and adjustable-rate loans, respectively. We offer fixed-rate and adjustable-rate residential mortgage loans with terms up to 30 years. Generally, our fixed-rate loans conform to Fannie Mae and Freddie Mac underwriting guidelines and are originated with the intention to sell. Our adjustable-rate mortgage loans generally adjust  every three years after an initial fixed period that ranges from three to seven years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a specified percentage above the three year U.S. Treasury index. Depending on the loan type, the maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate caps range from 5% to 6% over the initial interest rate of the loan.  Our adjustable rate loans generally have prepayment penalties.

Borrower demand for adjustable-rate compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

While residential mortgage loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans. Additionally, our current practice is generally to (1) sell to the secondary market newly originated 15-year or longer term conforming fixed-rate residential mortgage loans, and (2) to hold in our portfolio nonconforming loans, shorter-term fixed-rate loans and adjustable-rate loans. Generally, conforming fixed-rate loans are sold to third parties with servicing released. Wellesley Bank’s portfolio lending generally consists of conforming and non-conforming adjustable-rate loans for owner-occupied and investor properties with loan-to-value ratios of up to 80%. Mortgage amortizations range from 15 to 30 years. We do not portfolio “interest only” mortgage loans on one-to-four family residential properties nor do we offer loans that provide for negative amortization of principal such as “option ARM” loans where the borrower can pay less than the interest owed on their loan. Additionally, we generally do not offer “subprime loans” (loans that are made with low down payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies or borrower with questionable repayment capacity) or “Alt-A” loans (loans to borrowers having less than full documentation).

We will make loans with loan-to-value ratios up to 90% (95% for first time home buyers only); however, we generally require private mortgage insurance for loans with a loan-to-value ratio over 90%. We require all properties securing mortgage loans in excess of $250,000 to be appraised by a licensed real estate appraiser. We generally require title insurance on all first mortgage loans. Exceptions to these lending policies are based on an evaluation of credit risk related to the borrower and the size of the loan. Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

In an effort to provide financing for first-time buyers, we offer adjustable- and fixed-rate loan programs. We offer mortgage loans through this program to qualified individuals and originate the loans using modified underwriting guidelines, reduced interest rates and loan conditions and reduced closing costs.

Commercial Real Estate Loans.  We also offer fixed- and adjustable-rate mortgage loans secured by commercial real estate, including loans secured by multi-family real estate. At December 31, 2011, commercial real estate loans were $71.9 million, or 31.9%, of our total loan portfolio, inclusive of $3.4 million in multi-family real estate loans. The commercial real estate loan portfolio consisted of $20.2 million fixed-rate loans and $51.7 million adjustable-rate loans at December 31, 2011. Our primary focus is individual commercial real estate and multi-family loan originations to small- and mid-size owner occupants and investors in amounts between $1.0 million and $4.0 million. Due to loan amortizations and lower than targeted size originations, the average size for loans in this portfolio was $540,000 at December 31, 2011. Our commercial real estate and multi-family loans are generally secured by properties used for business purposes such as office buildings, warehouses, retail facilities and apartment buildings. In addition to originating these loans, we also participate in commercial real estate loans with other financial institutions located primarily in Massachusetts.

We originate fixed- and adjustable-rate commercial real estate and multi-family loans for terms up to 25 years. Interest rates and payments on our adjustable-rate loans adjust every three, five or seven years and generally are adjusted to a rate equal to a specified percentage above the corresponding Federal Home Loan Bank Classic Advance borrowing rate. Most of our adjustable-rate commercial real estate and multi-family loans adjust every five years and amortize over a 25 year term. Since 2010, all commercial real estate and multi-family loan originations are generally subject to an interest rate floor. Loan amounts do not exceed 80% of the property’s appraised value at the time the loan is originated.

At December 31, 2011, our largest commercial real estate loan was for $3.8 million and was secured by a commercial research and development building located in Massachusetts outside of our primary market area. At December 31, 2011, our largest multi-family real estate loan was for $1.6 million and was secured by several income producing properties in Massachusetts outside of our primary market. Both of these loans were performing according to their original repayment terms at December 31, 2011.

At December 31, 2011, loan participations purchased totaled $317,000. The properties securing these loans are located entirely in Massachusetts. Our underwriting practices with respect to loan participations generally do not differ from loans that we originate.

Construction Loans.  At December 31, 2011, construction loans were $39.3 million, or 17.4%, of our total loan portfolio. We primarily originate construction loans to contractors and builders, and to a lesser extent individuals, to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including small industrial buildings and retail and office buildings. Our construction loans generally are fixed-rate interest-only loans that provide for the payment of interest only during the construction phase, which usually ranges from 12 to 24 months. The interest rates on our construction loans generally give consideration to the prime rate as published in the Wall Street Journal and market conditions. At the end of the construction phase, the loan may be paid in full or converted to a permanent mortgage loan. Construction loans generally can be made with a maximum loan to value ratio of 80% of the appraised market value estimated upon completion of the project. As appropriate to the underwriting and appraisal process, a “discounted cash flow analysis” is utilized. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan. Generally, our construction loans do not provide for interest payments to be funded by interest reserves.

We lend to experienced local builders and our construction loans are primarily secured by properties located within a 15 mile radius of Wellesley, Massachusetts.  All borrowers are underwritten and evaluated for credit worthiness based on past experience, debt service ability, net worth analysis including available liquidity, and other credit factors. We require personal guarantees on all construction loans. Advances are only made following an inspection of the property confirming completion of the required progress on the project and an update to the title completed by a bank approved attorney.

Most of our loans for the construction of residential properties are for residences being built that have not been sold prior to commencement of construction (speculative loans). At December 31, 2011, our construction loan portfolio consisted of $29.4 million, or 13.3% of our total loan portfolio, in loans that were secured by  speculative residential loan projects, $4.4 million, or 2.0% of our loan portfolio, were in loans that were secured by owner-occupied residential real estate, and $5.4 million, or 1.4% of our loan portfolio, were in loans that were secured by speculative commercial loan projects.

At December 31, 2011, our largest outstanding construction loan relationship was for a speculative project aggregating $2.9 million, substantially all of which was outstanding. This project is secured by two high-end residential homes located in Massachusetts outside of our primary market area. This relationship was performing according to its original repayment terms at December 31, 2011.

Commercial Business Loans.  We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. At December 31, 2011, commercial business loans were $13.3 million, or 5.9% of our total loan portfolio. Commercial lending products include term loans, revolving lines of credit and equipment loans. Commercial business loans and lines of credit are made with either variable or fixed rates of interest. Variable rates are based on the prime rate as published in The Wall Street Journal, plus a margin. Fixed-rate business loans are generally priced by considering the prime rate and the comparable cost of funding, typically from published rates of the Federal Home Loan Bank of Boston. Commercial business loans typically have shorter maturity terms and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on small- to medium-sized, privately-held companies with local or regional businesses that operate in our market area. In addition, commercial business loans are generally made only to existing customers having a business or individual deposit account and new borrowers are expected to establish appropriate deposit relationships with Wellesley Bank if not already a depositor.

When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, primarily accounts receivable, inventory and equipment, and are supported by personal guarantees.  At December 31, 2011, our largest commercial business loan was a $2.0 million loan and our largest commercial line of credit was $1.0 million, none of which was outstanding at December 31, 2011. All of these loans are secured by assets of the respective borrowers and were performing according to their original terms at December 31, 2011.

Home Equity Lines of Credit.  We offer home equity lines of credit, which are generally secured by owner-occupied residences. At December 31, 2011, home equity lines of credit were $20.5 million, or 9.1% of our total loan portfolio. Home equity lines of credit have adjustable rates of interest with ten-year draws amortized over 15 years that are indexed to the Prime Rate as published by The Wall Street Journal and generally are subject to an interest rate floor. Our home equity lines of credit generally have a monthly variable interest rate. We offer home equity lines of credit with cumulative loan-to-value ratios generally up to 85%, when taking into account both the balance of the home equity loans and first mortgage loan. We typically do not hold a first mortgage position on the homes that secure home equity lines of credit.

The procedures for underwriting home equity lines of credit include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral to the proposed loan amount. The procedures for underwriting residential mortgage loans apply equally to home equity loans.

Other Consumer Loans.  We occasionally make fixed-rate second mortgage loans, automobile loans, loans secured by passbook or certificate accounts and overdraft loans. At December 31, 2011, other consumer loans were $512,000, or 0.2% of total loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Loan Underwriting

Adjustable-Rate Loans.  Due to historically low interest rate levels, borrowers generally have preferred fixed-rate loans in recent years. While we anticipate that our adjustable-rate loans will better offset the adverse effects on our net interest income of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loans in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Commercial Real Estate Loans.  Loans secured by commercial real estate, including multi-family real estate, generally have larger balances and involve a greater degree of risk than residential mortgage loans. Of primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, where applicable, to provide annual financial statements on commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history, profitability and the value of the underlying property. We require an environmental survey for commercial real estate loans.

Construction Loans.  Construction financing is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a project having a value which is insufficient to assure full repayment. As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If we are forced to foreclose on a project before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Commercial Business Loans.  Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Consumer Loans. Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, local mortgage brokers, advertising and referrals from customers. We occasionally purchase commercial real estate loans or participation interests in commercial real estate loans.

Additionally, our current practice is generally (1) to sell to the secondary market newly originated 15-year or longer term conforming fixed-rate residential mortgage loans, and (2) to hold in our portfolio nonconforming loans, shorter-term fixed-rate loans and adjustable-rate loans. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. Generally, loans are sold to third parties with servicing released. In addition, we sell participation interests in commercial real estate loans to local financial institutions, primarily the portion of loans that exceed our borrowing limits or are in an amount that is considered prudent in concert with recognition of credit risk.

For the years ended December 31, 2011 and 2010, we originated $95.9 million and $74.1 million of total loans, and sold $4.4 million and $6.3 million of loans, all of which were residential mortgage loans. At December 31, 2011, we had no loans sold with recourse.

Loan Approval Procedures and Authority. Our lending activities follow written, nondiscriminatory, underwriting standards and loan origination procedures established by our board of directors and management. Loans in excess of $1.5 million must be authorized by a member of the Security Committee of the Board of Directors.

Loans-to-One Borrower Limit and Loan Category Concentration.  The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited by statute to 20% of our capital, which is defined under Massachusetts law as the sum of our capital stock, surplus account and undivided profits. At December 31, 2011, our regulatory limit on loans-to-one borrower was approximately $4.5 million. At that date, our largest lending relationship consisted of commercial construction loans totaling $3.8 million secured by a commercial research and development building. These loans were performing in accordance with its original repayment terms at December 31, 2011.  As a result of the offering, our regulatory loans-to-one borrower limit will increase.

Loan Commitments.  We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 60 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank of Boston, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities through December 31, 2011.

At December 31, 2011, our investment portfolio consisted primarily of residential mortgage-backed securities issued by U.S. government agencies and government-sponsored enterprises and state and municipal bonds.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return. Our board of directors has the overall responsibility for the investment portfolio, including approval of our investment policy. Management, working with Wellesley Investment Partners, LLC, a wholly-owned subsidiary of Wellesley Bank and a registered investment advisor, is responsible for the day-to-day management of the investment portfolio. The board of directors reviews the status of the portfolio on a monthly basis. The Asset/Liability Committee, which meets on a quarterly basis, reviews an in-depth analysis of the portfolio including performance risk, credit risk and interest rate risk.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts.  Deposits are attracted from within our market area based on reputation, and by advertising and other marketing efforts, and through the offering of a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and certificates of deposit. We do not utilize brokered deposits. In addition to accounts for individuals, we also offer several commercial checking accounts designed for the businesses operating in our market area and strongly encourage commercial borrowers to utilize our commercial business deposit products.

Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, and customer preferences and concerns. We generally review our deposit mix and pricing on a weekly basis. Our deposit pricing strategy has generally been to offer competitive rates and to offer periodically special rates in order to attract deposits of a specific type or term.

Business Banking and Cash Management Services.  We offer a variety of deposit accounts designed for the businesses operating in our market area. Our business banking deposit products include a commercial checking account and checking accounts specifically designed for small businesses. We also offer remote capture products for business customers to meet their online banking needs. Additionally, we offer sweep accounts and money market accounts for businesses. We are seeking to increase our commercial deposits through the offering of these types of cash management products.

Borrowings. We may utilize advances from the Federal Home Loan Bank of Boston to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. At December 31, 2011, we had advances outstanding with the Federal Home Loan Bank of Boston totaling $7.5 million, and had the ability to borrow a total of approximately $30.8 million in additional funds. At December 31, 2011, we also had an available line of credit of $1.3 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily. We had no overnight advances with the Federal Home Loan Bank on this date. All of our borrowings from the Federal Home Loan Bank are secured by a blanket lien on residential real estate.

The Co-operative Central Bank borrowings for liquidity purposes are available to all cooperative member banks. Loan advances will generally be made on an unsecured basis provided that the aggregate loan balance is less than 5% of total deposits of the member bank; the member bank’s primary capital ratio is in excess of 5%; the member bank meets the required CAMELS rating; and the quarterly and year-to-date net income before extraordinary items is positive. At December 31, 2011, we had $13.2 million of borrowing capacity with the Co-operative Central Bank, none of which was outstanding.

At December 31, 2011, we also had the ability to borrower $16.1 million under a collateralized borrower in custody agreement with the Federal Reserve Bank of Boston, none of which was outstanding.

Securities sold under agreements to repurchase are customer deposits that are invested overnight in mortgage-related securities. The customers, predominantly commercial customers, set a predetermined balance and deposits in excess of that amount are transferred into the repurchase account from each customer’s checking account. The next banking day, the funds are recredited to their individual checking account along with interest earned at market rates. These types of accounts are often referred to as sweep accounts. See “Management’s Discussions and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Borrowings.”

Personnel

As of December 31, 2011, we had 35 full-time employees and 5 part-time employees, none of whom is represented by a collective bargaining unit.  We believe our relationship with our employees is good.

Subsidiaries

Wellesley Bank is a subsidiary of Wellesley Bancorp. The following are descriptions of Wellesley Bank’s wholly-owned subsidiaries:

Wellesley Investment Partners, LLC. Wellesley Investment Partners, LLC, established in 2007, is a Massachusetts limited liability company that offers customers fee-based investment advisory services and a range of nondeposit investment products, including mutual funds and equities, through a third-party registered broker-dealer.  Customer securities are held by an independent third party custodian. Wellesley Investment Partners is an SEC registered investment advisor.

Wellesley Securities Corporation. Wellesley Securities Corporation, established in 1992, is a Massachusetts corporation that engages in buying, selling and holding securities on its own behalf. As a Massachusetts securities corporation, the income earned on Wellesley Securities Corporation’s investment securities is subject to a lower state tax rate than that assessed on income earned on investment securities maintained at Wellesley Bank. At December 31, 2011, Wellesley Securities Corporation has total assets of $7.0 million and total equity of $6.4 million.

Central Linden LLC. Organized in 2010, Central Linden LLC is a Massachusetts limited liability company formed for the purpose of holding, managing and selling foreclosed real estate. Central Linden is currently inactive and at December 31, 2011 had no assets and no equity.

Regulation and Supervision

General

Wellesley Bank is a Massachusetts-chartered cooperative bank and is the wholly-owned subsidiary of Wellesley Bancorp, a Maryland corporation, which is a registered bank holding company. Wellesley Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation and by the Share Insurance Fund of the Co-operative Central Bank for amounts in excess of the Federal Deposit Insurance Corporation insurance limits. Wellesley Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the Federal Deposit Insurance Corporation, its primary federal regulator and deposit insurer. Wellesley Bank is required to file reports with, and is periodically examined by, the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. As a registered bank holding company, Wellesley Bancorp is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

The regulatory and supervisory structure establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and, for purposes of the Federal Deposit Insurance Corporation, the deposit insurance fund, rather than for the protection of stockholders and creditors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies concerning the establishment of deposit insurance assessment fees, classification of assets and establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Massachusetts legislature, the Massachusetts Commissioner of Banks, the Federal Deposit Insurance Corporation, the Federal Reserve Board or Congress, could have a material adverse impact on the financial condition and results of operations of Wellesley Bancorp and Wellesley Bank. As is further described below, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), has significantly changed the current bank regulatory structure and may affect the lending, investment and general operating activities of depository institutions and their holding companies.

Set forth below is a summary of certain material statutory and regulatory requirements applicable to Wellesley Bancorp and Wellesley Bank. The summary is not intended to be a complete description of such statutes and regulations and their effects on Wellesley Bancorp and Wellesley Bank.

The Dodd-Frank Act

The Dodd-Frank Act has significantly changed the current bank regulatory structure and will affect into the immediate future the lending and investment activities and general operations of depository institutions and their holding companies.

The Dodd-Frank Act requires the Federal Reserve Board to establish minimum consolidated capital requirements for bank holding companies that are as stringent as those required for insured depository institutions; the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. In addition, the proceeds of trust preferred securities are excluded from Tier 1 capital unless (i) such securities are issued by bank holding companies with assets of less than $500 million or (ii) such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements by December 31, 2011. These new leverage and risk-based capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with extensive powers to implement and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings associations, among other things, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings associations with more than $10 billion in assets. Banks and savings associations with $10 billion or less in assets will continue to be examined for compliance with federal consumer protection and fair lending laws by their applicable primary federal bank regulators. The Dodd-Frank Act also weakens the federal preemption available for national banks and federal savings associations and gives state attorneys general certain authority to enforce applicable federal consumer protection laws.

The Dodd-Frank Act made many other changes in banking regulation. Those include authorizing depository institutions, for the first time, to pay interest on business checking accounts, requiring originators of securitized loans to retain a percentage of the risk for transferred loans, establishing regulatory rate-setting for certain debit card interchange fees and establishing a number of reforms for mortgage originations. The Dodd-Frank Act also broadened the base for Federal Deposit Insurance Corporation insurance assessments. The Federal Deposit Insurance Corporation was required to promulgate rules revising its assessment system so that it is based on the average consolidated total assets less tangible equity capital of an insured institution instead of deposits. That rule took effect April 1, 2011. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008 and provided for noninterest bearing transaction accounts with unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive incentive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

Many of the provisions of the Dodd-Frank Act are not yet effective, and the Dodd-Frank Act requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. It is therefore difficult to predict at this time what impact the Dodd-Frank Act and implementing regulations will have on community banks such as Wellesley Bank. Although the substance and scope of many of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau, may increase our operating and compliance costs.

Massachusetts Banking Laws and Supervision

General.  As a Massachusetts-chartered cooperative bank, Wellesley Bank is subject to supervision, regulation and examination by the Massachusetts Commissioner of Banks and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings and payment of dividends. In addition, Wellesley Bank is subject to Massachusetts consumer protection and civil rights laws and regulations. The approval of the Massachusetts Commissioner of Banks or the Massachusetts Board of Bank Incorporation is required for a Massachusetts-chartered bank to establish or close branches, merge with other financial institutions, issue stock and undertake certain other activities.

Massachusetts regulations generally allow Massachusetts banks, with appropriate regulatory approvals, to engage in activities permissible for federally chartered banks or banks chartered by another state. The Commissioner also has adopted procedures reducing regulatory burdens and expense and expediting branching by well-capitalized and well-managed banks.

Dividends. A Massachusetts stock bank may declare cash dividends from net profits not more frequently than quarterly. Noncash dividends may be declared at any time. No dividends may be declared, credited or paid if the bank’s capital stock is impaired. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. Dividends from Wellesley Bancorp may depend, in part, upon receipt of dividends from Wellesley Bank. The payment of dividends from Wellesley Bank would be restricted by federal law if the payment of such dividends resulted in Wellesley Bank failing to meet regulatory capital requirements.

Loans to One Borrower Limitations. Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations to one borrower may not exceed 20% of the total of the bank’s capital, surplus and undivided profits.

Loans to a Bank’s Insiders. Massachusetts banking laws prohibit any executive officer or director of a bank from borrowing or guaranteeing extensions of credit by such bank except for any of the following loans or extensions of credit with the approval of a majority of the Board of Directors: (i) loans or extension of credit, secured or unsecured, to an officer of the bank in an amount not exceeding $100,000; (ii) loans or extensions of credit intended or secured for educational purposes to an officer of the bank in an amount not exceeding $200,000; (iii) loans or extensions of credit secured by a mortgage on residential real estate to be occupied in whole or in part by the officer to whom the loan or extension of credit is made, in an amount not exceeding $750,000; and (iv) loans or extensions of credit to a director of the bank who is not also an officer of the bank in an amount permissible under the bank’s loan to one borrower limit. No such loan or extension of credit may be granted with an interest rate or other terms that are preferential in comparison to loans granted to persons not affiliated with the bank.

Investment Activities.  In general, Massachusetts-chartered banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4% of the bank’s deposits. Federal law imposes additional restrictions on Wellesley Bank’s investment activities. See “—Federal Regulations—Business and Investment Activities.”

Regulatory Enforcement Authority. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be subject to sanctions for noncompliance, including revocation of its charter. The Massachusetts Commissioner of Banks may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank’s business in an unsafe or unsound manner or contrary to the depositors’ interests or been negligent in the performance of their duties. Upon finding that a bank has engaged in an unfair or deceptive act or practice, the Massachusetts Commissioner of Banks may issue an order to cease and desist and impose a fine on the bank concerned. The Commissioner also has authority to take possession of a bank and appoint a liquidating agent under certain conditions such as an unsafe and unsound condition to transact business, the conduct of business in an unsafe or unauthorized manner or impaired capital. In addition, Massachusetts consumer protection and civil rights statutes applicable to Wellesley Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damages and attorney’s fees in the case of certain violations of those statutes.

Insurance Fund. All Massachusetts-chartered cooperative banks are required to be members of the Co-operative Central Bank, which maintains the Share Insurance Fund that insures cooperative bank deposits in excess of federal deposit insurance coverage. The Co-operative Central Bank is authorized to charge cooperative banks an annual assessment fee on deposit balances in excess of amounts insured by the Federal Deposit Insurance Corporation.

Protection of Personal Information. Massachusetts has adopted regulatory requirements intended to protect personal information. The requirements, which became effective March 1, 2010, are similar to existing federal laws such as the Gramm-Leach-Bliley Act, discussed below under “—Federal Regulations—Other Regulations”, that require organizations to establish written information security programs to prevent identity theft. The Massachusetts regulation also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.

Massachusetts has other statutes or regulations that are similar to certain of the federal provisions discussed below.

Federal Regulations

Capital Requirements.  Under the Federal Deposit Insurance Corporation’s regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state nonmember banks”), such as Wellesley Bank, are required to comply with minimum leverage capital requirements. For an institution not anticipating or experiencing significant growth and deemed by the Federal Deposit Insurance Corporation to be, in general, a strong banking organization rated composite 1 under Uniform Financial Institutions Ranking System, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3.0%. For all other institutions, the minimum leverage capital ratio is not less than 4.0%. Tier 1 capital is the sum of common stockholder’s equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

Federal Deposit Insurance Corporation regulations also require state nonmember banks to maintain certain ratios of regulatory capital to regulatory risk-weighted assets, or “risk-based capital ratios.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0.0% to 100.0%. State nonmember banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, subordinated debentures and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital.

Standards for Safety and Soundness.  As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings, compensation, fees and benefits and, more recently, safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Business and Investment Activities.  Under federal law, all state-chartered Federal Deposit Insurance Corporation-insured banks have been limited in their activities as principal and in their debt and equity investments to the type and the amount authorized for national banks, notwithstanding state law. Federal law permits exceptions to these limitations. For example, certain state-chartered cooperative banks may, with Federal Deposit Insurance Corporation approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq Global Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is the lesser of 100.0% of Tier 1 capital or the maximum amount permitted by Massachusetts law. Any such grandfathered authority may be terminated upon the Federal Deposit Insurance Corporation’s determination that such investments pose a safety and soundness risk or upon the occurrence of certain events such as the cooperative bank’s conversion to a different charter.

The Federal Deposit Insurance Corporation is also authorized to permit state banks to engage in state authorized activities or investments not permissible for national banks (other than nonsubsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Federal Deposit Insurance Corporation insurance fund. The Federal Deposit Insurance Corporation has adopted regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 specified that a state bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary,” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Prompt Corrective Regulatory Action.  Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

“Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan must be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional measures, including, but not limited to, a required sale of sufficient voting stock to become adequately capitalized, a requirement to reduce total assets, cessation of taking deposits from correspondent banks, the dismissal of directors or officers and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

Transactions with Affiliates.  Transactions between a bank (and, generally, its subsidiaries) and its related parties or affiliates are limited by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B of the Federal Reserve Act limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of such institution’s capital stock and surplus and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such institution’s capital stock and surplus. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar transactions. In addition, loans or other extensions of credit by the institution to the affiliate are required to be collateralized in accordance with specified requirements. The law also requires that affiliate transactions be on terms and conditions that are substantially the same, or at least as favorable to the institution, as those provided to nonaffiliates.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors. The law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws, assuming such loans are also permitted under the law of the institution’s chartering state. Under such laws, a bank’s authority to extend credit to executive officers, directors and 10% stockholders (“insiders”), as well as entities such persons control, is restricted. The law limits both the individual and aggregate amount of loans that may be made to insiders based, in part, on the bank’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are further limited to loans of specific types and amounts.

Enforcement.  The Federal Deposit Insurance Corporation has extensive enforcement authority over insured state banks, including Wellesley Bank. That enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.  The Federal Deposit Insurance Corporation also has authority under federal law to appoint a conservator or receiver for an insured bank under certain circumstances. The Federal Deposit Insurance Corporation is required, with certain exceptions, to appoint a receiver or conservator for an insured state nonmember bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.”

Federal Insurance of Deposit Accounts.  Deposit accounts in Wellesley Bank are insured by the Federal Deposit Insurance Corporation’s Deposit Insurance Fund, generally up to a maximum of $250,000 per separately insured depositor, pursuant to changes made permanent by the Dodd-Frank Act. The Dodd-Frank Act also extended unlimited deposit insurance on noninterest bearing transaction accounts through December 31, 2012. The Federal Deposit Insurance Corporation assesses insured depository institutions to maintain the Deposit Insurance Fund. No institution may pay a dividend if in default of its deposit insurance assessment.

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to a risk category based on supervisory evaluations, regulatory capital levels and other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by the Federal Deposit Insurance Corporation, with less risky institutions paying lower assessments. Until recently, assessment rates ranged from seven to 77.5 basis points of assessable deposits.

On February 7, 2011, as required by the Dodd-Frank Act, the Federal Deposit Insurance Corporation published a final rule to revise the deposit insurance assessment system. The rule, which took effect April 1, 2011, changes the assessment base used for calculating deposit insurance assessments from deposits to total assets less tangible (Tier 1) capital. Since the new base is larger than the previous base, the Federal Deposit Insurance Corporation also lowered assessment rates so that the rule would not significantly alter the total amount of revenue collected from the industry. The range of adjusted assessment rates is now 2.5 to 45 basis points of the new assessment base. The rule is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which are thought to have greater access to nondeposit funding.

As part of its plan to restore the Deposit Insurance Fund in the wake of a large number of bank failures, the Federal Deposit Insurance Corporation imposed a special assessment of five basis points for the second quarter of 2009. In addition, the Federal Deposit Insurance Corporation required all insured institutions to prepay their quarterly assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. In calculating the required prepayment, the Federal Deposit Insurance Corporation assumed a 5% annual growth in the assessment base and applied a three basis point increase in assessment rates effective January 1, 2011. Wellesley Bank’s pre-payment of $1.1 million was recorded as a prepaid expense at December 31, 2009 and is being recognized in expense over three years based on current assessment rates.

In addition to Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, through the Federal Deposit Insurance Corporation, assessments for costs related to bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019.  During the calendar year ended December 31, 2011, Wellesley Bank paid $19,346 in fees related to the FICO.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. In setting the assessments necessary to achieve the 1.35% ratio, the Federal Deposit Insurance Corporation is supposed to offset the effect of the increased ratio on insured institutions with assets of less than $10 billion. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation has recently exercised that discretion by establishing a long range fund ratio of 2%.

A material increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Wellesley Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not know of any practice, condition or violation that might lead to termination of Wellesley Bank’s deposit insurance.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the Federal Deposit Insurance Corporation, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish or acquire branches and merge with other depository institutions. The CRA requires the Federal Deposit Insurance Corporation to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Wellesley Bank’s most recent Federal Deposit Insurance Corporation CRA rating was “Satisfactory.”

Massachusetts has its own statutory counterpart to the CRA which is also applicable to Wellesley Bank. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. The Massachusetts Commissioner of Banks is required to consider a bank’s record of performance under the Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Wellesley Bank’s most recent rating under Massachusetts law was “Satisfactory.”

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts, primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts. The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $58.8 million; a 10% reserve ratio is applied above $58.8 million. The first $10.7 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. Wellesley Bank complies with the foregoing requirements.

Federal Home Loan Bank System. Wellesley Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston, Wellesley Bank is required to acquire and hold a specified amount of shares of capital stock in the Federal Home Loan Bank of Boston. As of December 31, 2011, Wellesley Bank was in compliance with this requirement.

The Federal Home Loan Bank of Boston suspended its dividend payment for the first quarter of 2009 and did not pay a dividend through 2010. The Federal Home Loan Bank has paid dividends in 2011 that are considerably less than those paid prior to 2009.

Other Regulations

Some interest and other charges collected or contracted by Wellesley Bank are subject to state usury laws and federal laws concerning interest rates and charges. Wellesley Bank’s operations also are subject to state and federal laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●
Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

●
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; and

●	Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies; and

The operations of Wellesley Bank also are subject to the:

●
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●
Electronic Funds Transfer Act and Regulation E promulgated thereunder, as well as Chapter 167B of the General Laws of Massachusetts, that govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

●
Gramm-Leach-Bliley Act privacy statute which requires each depository institution to disclose its privacy policy, identify parties with whom certain nonpublic customer information is shared and provide customers with certain rights to “opt out” of disclosure to certain third parties; and

●
Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expanded the responsibilities of financial institutions, in preventing the use of the United States financial system to fund terrorist activities. Among other things, the USA PATRIOT Act and the related regulations required banks operating in the United States to develop anti-money laundering compliance programs, due diligence policies and controls to facilitate the detection and reporting of money laundering.

Holding Company Regulation

Wellesley Bancorp, as a bank holding company, is subject to examination, supervision, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve Board. Wellesley Bancorp is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval would be required for Wellesley Bancorp to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company.

A bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of more than 5% of the voting securities of any company engaged in nonbanking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing securities brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property under certain conditions; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings association.

A bank holding company that meets specified conditions, including that its depository institutions subsidiaries are “well capitalized” and “well managed,” can opt to become a “financial holding company.” A “financial holding company” may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking. Wellesley Bancorp does not anticipate opting for “financial holding company” status at this time.

Wellesley Bancorp is subject to the Federal Reserve Board’s consolidated capital adequacy guidelines for bank holding companies. Traditionally, those guidelines have been structured similarly to the regulatory capital requirements for the subsidiary depository institutions, but were somewhat more lenient. For example, the holding company capital requirements allowed inclusion of certain instruments in Tier 1 capital that are not includable at the institution level. As previously noted, the Dodd-Frank Act requires that the guidelines be amended so that they are at least as stringent as those required for the subsidiary depository institutions. See “Regulation and Supervision—The Dodd-Frank Act.”

A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. The Federal Reserve Board has adopted an exception to that approval requirement for well-capitalized bank holding companies that meet certain other conditions.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by using available resources to provide capital funds during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength policy and requires the promulgation of implementing regulations. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Wellesley Bancorp to pay dividends or otherwise engage in capital distributions.

The Federal Deposit Insurance Act makes depository institutions liable to the Federal Deposit Insurance Corporation for losses suffered or anticipated by the insurance fund in connection with the default of a commonly controlled depository institution or any assistance provided by the Federal Deposit Insurance Corporation to such an institution in danger of default. That law would have potential applicability if Wellesley Bancorp ever held as a separate subsidiary a depository institution in addition to Wellesley Bank.

Wellesley Bancorp and Wellesley Bank will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of Wellesley Bancorp or Wellesley Bank.

The status of Wellesley Bancorp as a registered bank holding company under the Bank Holding Company Act will not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

Massachusetts Holding Company Regulation.  Under Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a cooperative bank, is regulated by the Massachusetts Division of Banks as a bank holding company. Each such bank holding company: (i) must obtain the approval of the Massachusetts Board of Bank Incorporation before engaging in certain transactions, such as the acquisition of more than 5% of the voting stock of another banking institution; (ii) must register, and file reports, with the Massachusetts Division of Banks; and (iii) is subject to examination by the Division of Banks. Wellesley Bancorp would become a bank holding company regulated by the Massachusetts Division of Banks if it acquires a second banking institution and holds and operates it separately from Wellesley Bank.

Federal Securities Laws. Our common stock is registered with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934, as amended. We are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

Federal Income Taxation

General.  We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have not been audited in the most recent five year period. For its 2011 fiscal year, Wellesley Bank’s maximum federal income tax rate was 34%.

Bad Debt Reserves.  For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $820,000 of our accumulated bad debt reserves would not be recaptured into taxable income unless Wellesley Bank makes a “nondividend distribution” to Wellesley Bancorp as described below.

Distributions.  If Wellesley Bank makes “nondividend distributions” to Wellesley Bancorp, the distributions will be considered to have been made from Wellesley Bank’s unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the “nondividend distributions,” and then from Wellesley Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in Wellesley Bank’s taxable income. Nondividend distributions include distributions in excess of Wellesley Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of Wellesley Bank’s current or accumulated earnings and profits will not be so included in Wellesley Bank’s taxable income.

The amount of additional taxable income triggered by a nondividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if Wellesley Bank makes a nondividend distribution to Wellesley Bancorp, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. Wellesley Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

Financial institutions in Massachusetts file combined income tax returns with affiliated companies that are not security corporations. The Massachusetts excise tax rate for cooperative banks was 9.5% of federal taxable income, adjusted for certain items for the year ended December 31, 2011 and will be 9.0% for years beginning after December 31, 2011.  Taxable income includes gross income as defined under the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except for those deductions relating to dividends received and income or franchise taxes imposed by a state or political subdivision.  Carryforwards and carrybacks of net operating losses and capital losses are not allowed. Wellesley Bank’s state tax returns, as well as those of its subsidiaries, are not currently under audit.

A financial institution or business corporation is generally entitled to special tax treatment as a “security corporation” under Massachusetts law provided that: (a) its activities are limited to buying, selling, dealing in or holding securities on its own behalf and not as a broker; and (b) it has applied for, and received, classification as a “security corporation” by the Commissioner of the Massachusetts Department of Revenue. A security corporation that is also a bank holding company under the Internal Revenue Code must pay a tax equal to 0.33% of its gross income. A security corporation that is not a bank holding company under the Internal Revenue Code must pay a tax equal to 1.32% of its gross income. Wellesley Bank’s wholly-owned subsidiary, Wellesley Securities Corporation, is a Massachusetts securities corporation.

Item 1A.  Risk Factors

We make and hold in our portfolio construction loans, including speculative construction loans, which are considered to have greater credit risk than other types of residential loans.

We originate construction loans for residential properties and commercial real estate properties, including properties built on speculative, undeveloped property by builders and developers who have not identified a buyer for the completed residential or commercial real estate property at the time of loan origination. At December 31, 2011, $39.3 million, or 17.4%, of our loan portfolio consisted of construction loans. At this date, our construction loan portfolio consisted of $29.4 million, or 13.1% of our loan portfolio, in loans that were secured by residential real estate speculative loan projects, $4.4 million, or 2.0% of our loan portfolio, in loans that were secured by owner-occupied residential real estate, and $5.4 million, or 2.4% of our loan portfolio, in loans that were secured by commercial real estate speculative loan projects. Construction lending is an important part of our business strategy and we expect this portion of our loan portfolio to continue to grow.

Construction lending involves additional risks when compared with permanent residential lending because funds are advanced upon the progress of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. While we believe we have established adequate allowances in our financial statements to cover the credit risk of our construction loan portfolio, there can be no assurance that losses will not exceed our allowances, which could adversely impact our future earnings.

Our ability to continue to originate a significant amount of construction loans is dependent on the continued strength of the housing market in our market area. Further, if we lost our relationship with several of our larger borrowers building in this area or there is a decline in the demand for new housing in this area, it is expected that the demand for construction loans would decline and our net income would be adversely affected.

Our commercial lending exposes us to greater lending risks.

At December 31, 2011, $85.1 million, or 37.7%, of our loan portfolio consisted of commercial real estate and commercial business loans. Commercial loans generally expose a lender to greater risk of nonpayment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan. Further, unlike residential mortgage loans or commercial real estate loans, commercial business loans may be secured by collateral other than real estate, the value of which may be more difficult to appraise, and may be more susceptible to fluctuation in value.

Our level of nonperforming loans and classified assets expose us to increased risk of loss. Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

At December 31, 2011, loans that were internally classified as either special mention, substandard, doubtful or loss totaled $9.0 million, representing 4.0% of total loans, including nonperforming loans of $7.0 million, representing 3.1% of total loans. If these loans do not perform according to their terms and the value of the collateral is insufficient to pay the remaining loan balance or if the economy and/or the real estate market continues to weaken, we could experience loan losses or be required to record further provisions to our allowance for loan losses, either of which could have a material adverse effect on our operating results. Like all financial institutions, we maintain an allowance for loan losses at a level representing management’s best estimate of inherent losses in the portfolio based upon management’s evaluation of the portfolio’s collectability as of the corresponding balance sheet date. However, our allowance for loan losses may be insufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

At December 31, 2011, our allowance for loan losses totaled $3.4 million, which represented 1.5% of total loans and 48.6% of nonperforming loans. Our regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to increase the allowance for loan losses by recognizing additional provisions for loan losses charged to income, or to charge off loans, which, net of any recoveries, would decrease the allowance for loan losses. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our operating results.

A return of recessionary conditions in our national economy and, in particular, local economy could continue to increase our level of nonperforming loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and, in particular, our local market area as a result of our geographic concentration of lending activities. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally, and in our market area in particular. Following a national home price peak in mid-2006, falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in early 2007, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. While our primary market area was not affected by the recessionary conditions as severely as the United States generally, our primary market area was negatively impacted by the downturn in the economy and experienced increased unemployment levels and a softening of the local real estate market, including reductions in local property values.

Concerns over the United States’ credit rating (which was downgraded by Standard & Poor’s), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy. A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. In particular, unlike larger financial institutions that are more geographically diversified, our profitability depends on the general economic conditions in our primary market area. Most of our loans are secured by real estate or made to businesses in the town of Wellesley and the surrounding communities. As a result of this concentration, a prolonged or more severe downturn in the local economy could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would reduce our earnings. The economic downturn could also result in reduced demand for credit or fee-based products and services, which would negatively impact our revenues.

Our residential mortgage loans and home equity lines of credit exposes us to greater lending risks.

At December 31, 2011, $80.2 million, or 35.6%, of our loan portfolio consisted of residential mortgage loans and $20.5 million, or 9.1%, of our loan portfolio consisted of home equity lines of credit. We intend to continue to emphasize and grow these types of lending, in particular residential mortgage lending. Recent declines in the housing market have resulted in declines in real estate values in our market area. Declines in real estate values could cause some of our residential mortgage and home equity lines of credit to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Changes in interest rates may hurt our profits and asset value.

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted-average yield earned on our interest-earning assets and the weighted-average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect: (1) the ability to originate loans; (2) the value of our interest-earning assets and our ability to realize gains from the sale of such assets; (3) the ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we believe that the estimated maturities of our interest-earning assets currently are well balanced in relation to the estimated maturities of our interest-bearing liabilities, our profitability could be adversely affected as a result of changes in interest rates.

Strong competition within our market area could reduce our profits and slow growth.

As the economy recovers, we will face more intense competition both in making loans and attracting deposits. This competition may make it more difficult for us to make new loans and may force us to offer lower loan rates and higher deposit rates. Pricing competition for loans and deposits might result in our earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. At June 30, 2011, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held 1.26% of the deposits in Norfolk County, which was the 19th largest market share out of 45 financial institutions with offices in Norfolk County. At June 30, 2011, we also held 12.42% of the deposits in the town of Wellesley, which was the third largest market share out of 12 financial institutions with offices in Wellesley. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

Our business strategy includes moderate growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We have experienced moderate growth during the past five years and our recently completed offering will further add to this growth. In the future, we expect to experience further growth in our assets, our deposits and the scale of our operations, whether through organic growth or acquisitions. We anticipate opening our third full service branch in Wellesley in the first quarter of 2012.  However, achieving our growth targets requires us to successfully execute our business strategies. Our business strategies include continuing to expand our loan portfolio with more residential mortgage lending and larger commercial lending relationships and increased emphasis on competitive deposit products, in particular business deposit and checking products, to become a full-service community banking institution. Our ability to successfully grow will also depend on the continued availability of loan opportunities that meet our more stringent underwriting standards. If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business and prospects could be adversely affected.

The loss of our President and Chief Executive Officer could hurt our operations.

We rely heavily on our President and Chief Executive Officer, Thomas J. Fontaine. The loss of Mr. Fontaine could have an adverse effect on us because, as a small community bank, Mr. Fontaine has more responsibility than would be typical at a larger financial institution with more employees. In addition, as a small community bank, we have fewer management-level personnel who are in position to succeed and assume the responsibilities of Mr. Fontaine. We entered into a three-year employment contract with Mr. Fontaine. In addition, we have bank-owned life insurance on Mr. Fontaine.

We own stock in the Federal Home Loan Bank of Boston, which recently had to suspend its dividend as a result of its financial difficulties.

As a member bank, Wellesley Bank is required to purchase capital stock in the Federal Home Loan Bank in an amount commensurate with the amount of Wellesley Bank’s advances and unused borrowing capacity. This stock is carried at cost and was $1.9 million at December 31, 2011. In response to unprecedented market conditions and potential future losses, the Federal Home Loan Bank announced in February 2009 an initiative to preserve capital by the adoption of a revised retained earnings target, declaration of a moratorium on excess stock repurchases and the suspension of cash dividend payments. The payment of cash dividends was resumed in 2011, although at a rate substantially less than prior to the suspension of dividends in 2009. If the Federal Home Loan Bank is unable to meet minimum regulatory capital requirements or is required to aid the remaining Federal Home Loan Banks, our holding of Federal Home Loan Bank stock may be determined to be other-than-temporarily impaired and may require a charge to earnings.

Financial reform legislation recently enacted by Congress will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has and will continue to change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months of the date of enactment of the Dodd-Frank Act that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Wellesley Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10.0 billion in assets. Banks and savings institutions with $10.0 billion or less in assets will be examined by their applicable bank regulators.

In addition, the Dodd-Frank Act increased stockholder influence over boards of directors by requiring certain public companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years. While it is difficult to anticipate the overall impact of the Dodd-Frank Act on us and the financial services industry, it is expected that at a minimum it will increase our operating costs.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

Wellesley Bank is subject to extensive government regulation, supervision and examination by the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks. Wellesley Bancorp is also subject to regulation and supervision by the Federal Reserve Board. Such regulation, supervision and examination govern the activities in which we may engage and are intended primarily for the protection of the deposit insurance fund and our depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Increased and/or special Federal Deposit Insurance Corporation assessments will hurt our earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased Federal Deposit Insurance Corporation resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the Federal Deposit Insurance Corporation has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. In addition, in May 2009, the Federal Deposit Insurance Corporation imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $118,000. In lieu of imposing an additional special assessment, the Federal Deposit Insurance Corporation required all institutions to prepay their assessments for all of calendar years 2010, 2011 and 2012, which for us totaled $1.1 million. Additional increases in the assessment base, or the base assessment rate, or additional special assessments would negatively impact our earnings.

You will not receive dividends on our common stock during the first year following the closing of the conversion.

We are not permitted to declare dividends on our common stock during the first year following the conversion. In connection with its nonobjection to the conversion, the Federal Deposit Insurance Corporation has required Wellesley Bancorp to commit that for the 12 month period immediately following the closing of the conversion it will not declare any distributions of capital to shareholders, including cash dividends or a return of capital, except in accordance with applicable regulations of the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System and as provided for in the business plan submitted with the conversion application. Our business plan does not contemplate the declaration or payment of dividends during 2012. Following the offering, our board of directors will consider adopting a policy of paying cash dividends. We cannot guarantee that we will pay dividends or that, if paid, we will not reduce or eliminate dividends in the future.

Additional expenses following the offering from operating as a public company will adversely affect our profitability.

Following the offering, our noninterest expenses will increase as a result of the additional financial accounting, legal and various other additional expenses usually associated with operating as a public company and complying with public company disclosure obligations. Due to these public company obligations, we hired a new Chief Financial Officer in August 2011 and in the future may be required to expand our accounting staff further and to expand our internal audit and risk management functions, all of which will increase our operating expenses and adversely affect our profitability.

Additional expenses following the offering from the implementation of new equity benefit plans will adversely affect our profitability.

We will recognize additional annual employee compensation and benefit expenses stemming from our employee stock ownership plan and equity incentive plan if approved by stockholders. These additional expenses will adversely affect our profitability. We cannot determine the actual amount of these new stock-related compensation and benefit expenses at this time because applicable accounting practices generally require that they be based on the fair value of the options or shares of common stock at the date of grant, with respect to the equity incentive plan, and the average market value of the shares during the year in which shares are committed to be released and allocated, with respect to the employee stock ownership plan; however, we expect them to be material. We will recognize expenses for our employee stock ownership plan when shares are committed to be released and allocated to participants’ accounts as the trustee repays the loan used to acquire the shares over the expected 15 year loan term. We will recognize expenses for restricted stock awards and stock options generally over the vesting period of awards made to recipients.

A significant percentage of our common stock is held by our directors, executive officers and employee benefit plans which, if voted together, could prevent actions requiring a supermajority vote, such as the amendment of certain provisions of the articles of incorporation and bylaws.

Our directors and executive officers, together with their associates, own 8.9% of Wellesley Bancorp’s outstanding shares of common stock. In addition, our employee stock ownership plan owns 8.0% of our outstanding common stock. As a result, approximately 16.9% of our outstanding shares are held by our directors and executive officers and our employee stock ownership plan. Additional shares will be held by management following the implementation of an equity incentive plan, which we intend to implement no earlier than six months following the completion of the offering. The articles of incorporation and bylaws of Wellesley Bancorp contain supermajority voting provisions that require that the holders of at least 75% of Wellesley Bancorp’s outstanding shares of voting stock approve certain actions including, but not limited to, the amendment of certain provisions of Wellesley Bancorp’s articles of incorporation and bylaws. If our directors and executive officers and benefit plans hold more than 25% of our outstanding common stock, the shares held by these individuals and benefit plans could be voted in a manner that would ensure that the 75% supermajority needed to approve such actions could not be attained.

Issuance of shares for benefit programs will dilute your ownership interest.

We intend to adopt an equity incentive plan no earlier than six months following the offering. If stockholders approve the new equity incentive plan, we intend to issue shares to our officers, employees and directors through this plan. If the restricted stock awards under the equity incentive plan are funded from authorized but unissued stock, your ownership interest in the shares will be diluted by up to approximately 3.8%, assuming awards of common stock equal to 4% of the sum of the shares sold in the offering and contributed to the Wellesley Bank Charitable Foundation are awarded under the plan. If the shares issued upon the exercise of stock options under the equity incentive plan are issued from authorized but unissued stock, your ownership interest in the shares will be diluted by up to approximately 9.1%, assuming stock option grants equal to 10% of the sum of the shares sold in the offering and contributed to the Wellesley Bank Charitable Foundation are granted under the plan.

The articles of incorporation and bylaws of Wellesley Bancorp and certain regulations may prevent or make more difficult certain transactions, including a sale or merger of Wellesley Bancorp.

Provisions of the articles of incorporation and bylaws of Wellesley Bancorp, state corporate law and federal and state banking regulations may make it more difficult for companies or persons to acquire control of Wellesley Bancorp. Consequently, our stockholders may not have the opportunity to participate in such a transaction and the trading price of our common stock may not rise to the level of other institutions that are more vulnerable to hostile takeovers. The factors that may discourage takeover attempts or make them more difficult include:

●
Articles of incorporation and bylaws. Provisions of the articles of incorporation and bylaws of Wellesley Bancorp that may make it more difficult and expensive to pursue a takeover attempt that the board of directors opposes include:

●
supermajority voting requirements for changes to certain provisions of the articles of incorporation and bylaws, which makes it more difficult for shareholders to change provisions of our governing documents;

●
a limitation on the right to vote shares, which prohibits any person who owns in excess of 10% of the outstanding shares of Wellesley Bancorp common stock from any vote with respect to the shares held in excess of the limit;

●
the election of directors to staggered terms of three years, which makes it more difficult and time consuming for a shareholder group to fully use its voting power to gain control of the board of directors at a single annual meeting of shareholders without the consent of the incumbent board of directors of Wellesley Bancorp;

●	the removal of directors only for cause, which makes it more difficult for shareholders to remove directors and replace them with their own nominees;

●	the absence of cumulative voting by stockholders in the election of directors, which may prevent a shareholder from electing nominees opposed by the board of directors of Wellesley Bancorp;

●	provisions restricting the calling of special meetings of stockholders, which delays consideration of a shareholder proposal until the next annual meeting; and

●
provisions regarding the timing and content of stockholder proposals and nominations, which gives our board of directors time to consider the qualifications of proposed nominees, the merits of the proposals and, to the extent deemed necessary or desirable by our board of directors, to inform shareholders and make recommendations about those matters.

●
Massachusetts and federal banking regulations and Maryland corporate law. Massachusetts banking regulations prohibit, for three years following the completion of a mutual-to-stock conversion, the offer to acquire or the acquisition of more than 10% of any class of equity security of a converted institution without the prior approval of the Massachusetts Commissioner of Banks. Additional state corporate law and federal banking regulations place limitations on the acquisition of certain percentages of our common stock and impose restrictions on these significant stockholders.

Our contribution to the Wellesley Bank Charitable Foundation may not be tax deductible, which could decrease our profits.

We believe that our contribution to the Wellesley Bank Charitable Foundation, valued at $1.8 million, pre-tax, will be deductible for federal income tax purposes. However, we may not have sufficient profits to be able to use the deduction fully. If it is more likely than not that we will be unable to use the entire deduction, we will be required to establish a valuation allowance related to that portion of the deferred tax asset that is not deemed to be realizable.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.   Properties

At December 31, 2011, we conducted business through our executive office and two full service branch offices located in Wellesley, Massachusetts.  We own our Central Street branch office.  We lease our Church Street executive office (subject to a renewable lease that expires in 2018) and our Linden Street branch office (subject to a renewable lease that expired in 2012 and was renewed for a new term expiring in 2022).  A third branch office to be located on Washington Street in Wellesley is currently under construction, and is expected to open in March 2012.  We have signed a lease that expires in 2021, subject to renewal options that could extend through 2031. At December 31, 2011, the total net book value of our land, buildings, furniture, fixtures and equipment was $1.2 million.

Item 3.   Legal Proceedings

Periodically, there may be various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business.  We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Wellesley Bancorp, Inc.’s common stock is quoted on the Nasdaq Capital Market under the symbol “WEBK.”  The common stock was issued at a price of $10.00 per share in connection with the Bank’s mutual to stock conversion and the initial public offering of the Company’s common stock.  The common stock commenced trading on the Nasdaq Capital Market on January 26, 2012.  As of March 1, 2012, there were approximately 368 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

The Company did not repurchase any of its common stock during the fiscal year ended December 31, 2011. In addition, the Company has not adopted any equity compensation plans requiring disclosure.

Our board of directors will consider adopting a policy of paying cash dividends. We cannot guarantee that we will pay dividends or that, if paid, we will not reduce or eliminate dividends in the future. In addition, in connection with its nonobjection to the conversion, the Federal Deposit Insurance Corporation has required Wellesley Bancorp to commit that for the 12 month period immediately following the closing of the conversion it will not declare any distributions of capital to shareholders, including cash dividends or a return of capital, except in accordance with applicable regulations of the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System and as provided for in the business plan submitted with the conversion application. Our business plan does not contemplate the declaration or payment of dividends during 2012.

The board of directors may declare and pay periodic special cash dividends in addition to, or in lieu of, regular cash dividends. In determining whether to declare or pay any dividends, whether regular or special, the board of directors will take into account our financial condition and results of operations, tax considerations, capital requirements, industry standards, and economic conditions. We will also consider the regulatory restrictions that affect the payment of dividends by Wellesley Bank to us, discussed below.

Wellesley Bancorp is subject to Maryland law, which generally permits a corporation to pay dividends on its common stock unless, after giving effect to the dividend, the corporation would be unable to pay its debts as they become due in the usual course of its business or the total assets of the corporation would be less than its total liabilities.

Dividends from Wellesley Bancorp may depend, in part, upon receipt of dividends from Wellesley Bank because Wellesley Bancorp will have no source of income other than dividends from Wellesley Bank and earnings from investment of net proceeds from the offering retained by Wellesley Bancorp. Massachusetts banking law and Federal Deposit Insurance Corporation regulations limit distributions from Wellesley Bank to Wellesley Bancorp. See “Regulation and Supervision—Massachusetts Banking Laws and Supervision—Dividends” and “—Federal Regulations—Prompt Corrective Regulatory Action.” In addition, Wellesley Bancorp is subject to the Federal Reserve Board’s policy that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by Wellesley Bancorp appears consistent with its capital needs, asset quality and overall financial condition. See “Regulation and Supervision—Holding Company Regulation.” Finally, in connection with its nonobjection to the conversion, the Federal Deposit Insurance Corporation has required Wellesley Bank to commit that for the three-year period immediately following the closing of the conversion it will not make any distribution of capital to Wellesley Bancorp, including cash dividends, except in accordance with Federal Deposit Insurance Corporation laws and regulations and as provided for in the business plan submitted with the conversion application without the prior approval of the Boston Area Office of the Federal Deposit Insurance Corporation if such action would cause Wellesley Bank’s tier 1 leverage and total risk-based capital ratios to fall below 8.0% and 12.0%, respectively.

Any payment of dividends by Wellesley Bank to us that would be deemed to be drawn out of Wellesley Bank’s bad debt reserves would require Wellesley Bank to pay federal income taxes at the then current income tax rate on the amount deemed distributed. See “Item 1—Federal Income Taxation” and “State Taxation.” Wellesley Bancorp does not contemplate any distribution by Wellesley Bank that would result in this type of tax liability.

Item 6.   Selected Financial Data

The summary consolidated financial information presented below is derived in part from our audited consolidated financial statements.  The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes beginning on page F-1.  The information at December 31, 2011 and 2010 and for the years then ended is derived in part from the audited consolidated financial statements of Wellesley Bank that appear elsewhere in this Annual Report on Form 10-K.

	At December 31,
(In thousands)	2011	2010	2009	2008	2007
Selected Financial Condition Data:
Total assets	$303,148	$262,002	$245,829	$241,284	$214,919
Cash and short-term investments	33,524	18,397	9,370	5,072	5,624
Securities available for sale	36,088	25,565	28,188	29,621	25,669
Loans receivable, net	221,833	204,117	184,370	194,640	174,141
Deposits	245,246	222,436	195,625	187,804	158,361
Stock subscriptions	19,666	—	—	—	—
Short-term borrowings	7,059	5,804	6,270	4,395	4,238
Long-term debt	7,500	12,500	24,500	30,000	34,600
Total surplus	22,731	20,408	18,303	16,958	16,199

	Years Ended December 31,
(In thousands)	2011	2010	2009	2008	2007
Operating Data:
Interest and dividend income	$12,964	$13,337	$13,382	$13,553	$13,214
Interest expense	2,703	3,379	5,553	6,739	6,875
Net interest income	10,261	9,958	7,829	6,814	6,339
Provision for loan losses	900	1,100	300	445	260
Net interest income, after provision for loan losses	9,361	8,858	7,529	6,369	6,079
Noninterest income (loss) (1)	497	548	258	(347)	339
Noninterest expenses	6,713	5,995	5,945	5,030	4,782
Income before income taxes	3,145	3,411	1,842	992	1,636
Provision for income taxes	1,140	1,258	697	305	553
Net income	$2,005	$2,153	$1,145	$687	$1,083

	At or For the Years Ended December 31,
	2011	2010	2009	2008	2007
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.74%	0.84%	0.45%	0.31%	0.54%
Return on average equity	9.39	11.17	6.50	4.12	6.84
Interest rate spread (2)	3.74	3.83	2.84	2.81	2.71
Net interest margin (3)	3.94	4.07	3.21	3.22	3.29
Noninterest expense to average assets	2.49	2.35	2.36	2.24	2.37
Efficiency ratio (4)	62.50	57.51	73.51	77.75	71.61
Average interest-earning assets to average interest-bearing liabilities	119.74	117.59	116.14	112.98	115.81
Average equity to average total assets	7.90	7.56	6.99	7.41	7.85
Basic and diluted income per share (5)	N/A	N/A	N/A	N/A	N/A
Dividends per share (5)	N/A	N/A	N/A	N/A	N/A
Dividend payout ratio (5)	N/A	N/A	N/A	N/A	N/A

Asset Quality Ratios:
Nonperforming loans to total assets (6)	2.27%	0.77%	0.29%	0.81%	—%
Nonperforming loans to total loans (6)	3.06	0.97	0.38	0.99	—
Allowance for loan losses to nonperforming loans (6)	49.25	133.96	292.20	104.55	—
Allowance for loan losses to total loans	1.51	1.30	1.10	1.04	0.91
Net charge-offs to average loans outstanding during the period (7)	0.09	0.24	0.15	—	0.04

Capital Ratios:
Total capital to risk-weighted assets	11.91%	11.90%	11.86%	11.10%	11.39%
Tier I capital to risk-weighted assets	10.65	10.64	10.63	9.90	10.36
Tier I capital to total average assets (8)	7.81	7.74	7.00	7.06	7.45

Other Data:
Number of full service offices	2	2	2	2	2

(1)	The noninterest loss in 2008 includes other-than-temporary impairment losses on securities of $701,000.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(3)	Represents net interest income as a percent of average interest-earning assets.
(4)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities.
(5)	As of December 31, 2011, the conversion to a stock form of organization had not been completed and shares had not been issued.
(6)	There were no nonperforming loans at December 31, 2007.
(7)	There were $4,000 of charge-offs during 2008.
(8)	Average assets represent average assets for the most recent quarter within the respective period.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Income.  Our primary source of income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Other sources of income include earnings from customer service fees (mostly from service charges on deposit accounts), bank-owned life insurance, fees from investment management services and gains on the sale of securities.

Provision for Loan Losses.  The allowance for loan losses is maintained at a level representing management’s best estimate of inherent losses in the loan portfolio, based upon management’s evaluation of the portfolio’s collectability. The allowance is established through the provision for loan losses, which is charged against income. Charge-offs, if any, are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Allocation of the allowance may be made for specific loans or pools of loans, but the entire allowance is available for the entire loan portfolio.

Expenses.  The noninterest expenses we incur in operating our business consist of salaries and employee benefits, occupancy and equipment, data processing, federal deposit insurance and other general and administrative expenses. Our noninterest expenses are likely to increase as a result of operating as a public company. These additional expenses will consist primarily of stock-related compensation, legal and accounting fees, expenses of stockholder communications and meetings and stock exchange listing fees.

Salaries and employee benefits consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits. We will recognize additional annual employee compensation expenses stemming from the adoption of new equity benefit plans. We cannot determine the actual amount of these new stock-related compensation and benefit expenses at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock or related stock options at specific points in the future.

Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, rental expenses, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities. Depreciation of premises and equipment is computed using a straight-line method based on the estimated useful lives of the related assets, which range from 3 to 40 years, or the expected lease terms, if shorter. Data processing expenses are the fees we pay to third parties for the use of their software and for processing customer information, deposits and loans.

Federal deposit insurance premiums are payments we make to the Federal Deposit Insurance Corporation for insurance of our deposit accounts.

Our contribution to the charitable foundation in connection with the Bank’s stock conversion will be an additional operating expense that will reduce net income during the first quarter of 2012 when it is made. The contribution to the foundation will result in a $1.1 million after-tax expense in the first quarter of 2012. This expense will not be a recurring expense.

Other expenses include expenses for professional services, advertising, office supplies, postage, telephone, insurance and other miscellaneous operating expenses.

Business Strategy

Our primary objective is to operate and grow a profitable community-oriented financial institution serving customers in our primary market area. We have sought to achieve this through the adoption of a business strategy designed to maintain a strong capital position and high asset quality. Our operating strategy includes the following:

Increasing our deposit market share within Wellesley, Massachusetts and the surrounding communities.  Since its inception in 1911, Wellesley Bank has primarily served the town of Wellesley, Massachusetts and the immediate surrounding communities. Despite considerable competition from larger financial institutions with greater resources than Wellesley Bank, we have made significant progress in recent years to increase our market presence in the town of Wellesley. Our deposits have increased $22.8 million, or 10.3%, from $222.4 million at December 31, 2010 to $245.2 million at December 31, 2011. At June 30, 2011 (latest available), we had 12.42% of the deposits in the town of Wellesley, which represented the third largest market share out of twelve financial institutions with branches in the town of Wellesley. We believe the Wellesley market area will continue to provide us opportunities for growth, and we intend to continue to increase our market share in the town of Wellesley through the opening of our third Wellesley branch office in March 2012.

Continuing to emphasize our commercial real estate, construction and commercial business loans, as well as increasing our commercial business depository relationships in our market area.  We have worked to increase our commercial relationships by diversifying our loan portfolio beyond residential mortgage loans and offering business deposit and checking products. Since December 31, 2010, our commercial real estate, construction and commercial business loan portfolio has increased $15.0 million, or 13.7%, and at December 31, 2011 was 55.2% of our total loan portfolio. In connection with the increase in our commercial business loan portfolio, we also have focused on providing a full banking relationship and, as a result, experienced an increase in our business deposit and checking accounts. Since December 31, 2010, our business deposit and checking accounts increased $22.5 million, or 53.9%, and at December 31, 2011, represented 24.2% of our total deposits.

With the additional capital raised in the offering, we expect to continue to pursue the larger lending relationships associated with commercial real estate and construction lending. In addition, we will continue to expand and develop our business deposit and checking products to better serve our commercial customers. We believe our current staff of experienced commercial lenders is capable of managing these increasing commercial and construction relationships and do not expect to hire any additional commercial lending staff in the near future.

Increasing our residential mortgage lending in our market area.  We believe there are significant opportunities to increase our residential mortgage lending in our market area. The town of Wellesley and its surrounding communities has a sound economy and has not been as negatively affected by the recent recession as other regions of the United States. As a result, the demand for residential mortgage loans in our market area, in particular larger “jumbo” loans, has not been significantly impacted by the downturn in the economy. In order to take advantage of these opportunities we expect to hire an additional residential mortgage lender to complement our existing residential mortgage lending operations.

Continuing conservative underwriting practices while maintaining a high quality loan portfolio. We believe that strong asset quality is a key to long-term financial success. We have sought to maintain a high level of asset quality and manageable credit risk by using conservative underwriting standards and by diligent monitoring and collection efforts. Nonperforming loans increased from $2.0 million at December 31, 2010 to $7.0 million at December 31, 2011.  At December 31, 2011, nonperforming loans were 3.1% of the total loan portfolio and 2.3% of total assets.  The increase in nonperforming loans is the result of three lending relationships totaling $4.9 million which were placed on nonaccrual status during the year as a result of deteriorating credit conditions specific to each relationship.  All three relationships are paying on a timely basis and each have specific credit milestones which, if met within the specified timeframes, will be candidates for upgrades to performing status. Although we intend to increase our commercial real estate, construction and commercial business lending, we intend to continue our philosophy of managing large loan exposures through conservative loan underwriting and credit administration standards.

Seeking to enhance fee income by growing investment advisory services.  Our profits rely heavily on the spread between the interest earned on loans and securities and interest paid on deposits and borrowings. In order to decrease our reliance on net interest income, we have pursued initiatives to increase noninterest income. In particular, we offer a full array of investment advisory services for individuals, nonprofits, institutions, endowments, and other registered investment advisors through our wholly-owned subsidiary, Wellesley Investment Partners, LLC, a registered investment advisor. Investment management fees relating to our investment advisory services totaled $109,000, $68,000 and $43,000 for the years ended December 31, 2011, 2010 and 2009, respectively. We intend to continue to enhance our fee income through Wellesley Investment Partners by appointing at least one additional sales-focused investment professional. We have recently named a new president of Wellesley Investment Partners, who joined the company in January 2012.

Emphasizing lower cost core deposits to maintain low funding costs.  We seek to increase net interest income by controlling costs of funding. Over the past several years, we have sought to reduce our dependence on traditional higher cost certificates of deposits in favor of stable lower cost demand deposits. We have utilized additional product offerings, technology and a focus on customer service in working toward this goal. In addition, we intend to seek demand deposits by growing commercial banking relationships. Core deposits (demand, NOW, money market and savings accounts) comprised 51.2% of our total deposits at December 31, 2011, as compared to 48.5% at December 31, 2010 and 43.3% at December 31, 2009.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.

Allowance for Loan Losses.  The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: the likelihood of default; the loss exposure at default; the amount and timing of future cash flows on impaired loans; the value of collateral; and the determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the Federal Deposit Insurance Corporation and Massachusetts Commissioner of Banks, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See notes 2 and 7 of the notes to consolidated financial statements included in this document.

Deferred Tax Assets. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. Management reviews deferred tax assets on a quarterly basis to identify any uncertainties pertaining to realization of such assets. In determining whether a valuation allowance is required against deferred tax assets, management assesses historical and forecasted operating results, including a review of eligible carryforward periods, tax planning opportunities and other relevant considerations. We believe the accounting estimate related to the valuation allowance is a critical estimate because the underlying assumptions can change from period to period. For example, tax law changes or variances in future projected operating performance could result in a change in the valuation allowance. Should actual factors and conditions differ materially from those used by management, the actual realization of net deferred tax assets could differ materially from the amounts recorded in the financial statements. If we were not able to realize all or part of our deferred tax assets in the future, an adjustment to the related valuation allowance would be charged to income tax expense in the period such determination was made and could have a negative impact on earnings. In addition, if actual factors and conditions differ materially from those used by management, we could incur penalties and interest imposed by taxing authorities.

Balance Sheet Analysis

General. Total assets increased $41.1 million, or 15.7%, from $262.0 million at December 31, 2010 to $303.1 million at December 31, 2011. Total assets increased primarily due to an increase in  securities of $10.5 million, or 41.2%, and an increase in total net loans of $17.7 million, or 8.7%. Total cash and short-term investments increased $15.1 million to $33.5 million at December 31, 2011 due to the receipt of $19.7 million in stock subscriptions in connection with the completion of our public offering.  These funds were held in a segregated account at Wellesley Bank at December 31, 2011 pending completion of the conversion and stock offering.  A portion of the funds resulted from the transfer of deposits within Wellesley Bank.

Total assets increased $16.2 million, or 6.6%, from $245.8 million at December 31, 2009 to $262.0 million at December 31, 2010 due primarily to an increase of $19.7 million, or 10.7%, in total net loans partially offset by a decrease in securities of $2.6 million, or 9.3%.

Loans.  Net loans increased by $17.7 million, or 8.7%, from $204.1 million at December 31, 2010 to $221.8 million at December 31, 2011. The increase in loans was due primarily to an increase of $18.0 million, or 33.3%, in commercial real estate loans. These increases were partially offset by a decrease of $1.6 million, or 11.0%, in commercial and industrial loans, a decrease of $1.5 million, or 3.7%, in construction loans and a decrease of $3.7 million, or 15.4%, in home equity lines of credit. The increase in commercial real estate loans reflects our continued emphasis on originating these types of loans and increased loan demand. The decrease in construction lending was due to pay-offs of existing projects.  Adjustable-rate residential mortgage loans increased $9.9 million, or 18.4%, to $63.8 million while fixed-rate residential loans decreased $2.6 million, or 13.7%, and ended the year at $16.4 million.  We continue to sell conforming fixed-rate residential loans that we have originated, while retaining adjustable-rate mortgages in portfolio.

Total loans, net, increased by $19.7 million, or 10.7%, from $184.4 million at December 31, 2009 to $204.1 million at December 31, 2010. The increase in loans was due primarily to an increase of $9.5 million, or 30.6%, in construction loans, an increase of $6.4 million, or 35.9%, in home equity lines of credit and an increase of $4.0 million, or 8.0%, in commercial real estate loans. These increases reflected our continued emphasis on originating these types of loans and increased loan demand.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2011		2010		2009
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential mortgage	$80,226	35.56%	$72,890	35.18%	$73,443	39.32%
Commercial real estate	71,880	31.86	53,907	26.02	49,911	26.72
Construction	39,267	17.40	40,770	19.68	31,223	16.71
Total real estate loans	191,373	84.82	167,567	80.88	154,577	82.75

Commercial loans	13,262	5.88	14,905	7.20	13,880	7.43
Consumer loans:
Home equity lines of credit	20,463	9.07	24,198	11.68	17,805	9.53
Other	512	0.23	503	0.24	539	0.29
Total loans	225,610	100.00%	207,173	100.00%	186,801	100.00%
Less:
Deferred loan origination fees, net	(381)		(366)		(371)
Allowance for loan losses	(3,396)		(2,690)		(2,060)
Net loans	$221,833		$204,117		$184,370

	At December 31,
	2008		2007
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
Residential mortgage	$84,784	43.02%	$78,336	44.49%
Commercial real estate	42,282	21.46	42,895	24.36
Construction	40,115	20.36	29,498	16.75
Total real estate loans	167,181	84.84	150,729	85.60

Commercial loans	12,564	6.37	11,400	6.47
Consumer loans:
Home equity lines of credit	16,745	8.50	13,362	7.59
Other	578	0.29	599	0.34
Total loans	197,068	100.00%	176,090	100.00%
Less:
Deferred loan origination fees, net	(382)		(344)
Allowance for loan losses	(2,047)		(1,605)
Net loans	$194,639		$174,141

Loan Maturity. The following table sets forth certain information at December 31, 2011 regarding scheduled contractual maturities. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude net deferred loan fees.

	December 31, 2011
(In thousands)	Residential Mortgage Loans	Commercial Real Estate Loans	Construction Loans	Commercial Loans	Consumer Loans	Total Loans
Amounts due in:
One year or less	$433	$5,966	$29,593	$5,159	$1,334	$42,485
More than one year to five years	55	2,930	9,674	4,061	7,684	24,404
More than five years	79,738	62,984	—	4,042	11,957	158,721
Total	$80,226	$71,880	$39,267	$13,262	$20,975	$225,610

Fixed vs. Adjustable Rate Loans. The following table sets forth the dollar amount of all scheduled maturities of loans at December 31, 2011 that are due after December 31, 2012 and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude net deferred loan fees.

(In thousands)	Fixed Rates	Floating or Adjustable Rates	Total
Real estate loans:
Residential mortgage	$15,971	$63,822	$79,793
Commercial real estate	14,526	51,388	65,914
Construction	9,674	—	9,674
Commercial loans	6,989	1,114	8,103
Consumer loans	256	19,385	19,641
Total	$47,416	$135,709	$183,125

Securities. Our securities portfolio consists primarily of residential mortgage-backed securities issued by U.S. government agencies and government sponsored enterprises and state and municipal bonds. Securities available for sale increased by $10.5 million, or 41.2%, in the year ended December 31, 2011 due to the purchase of additional securities resulting from excess liquidity. Securities decreased by $2.6 million, or 9.3%, in the year ended December 31, 2010 primarily due to the sales and maturities of debt securities and paydowns of mortgage-backed securities.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2011		2010		2009
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Residential mortgage-backed securities:
Government National Mortgage Association	$10,861	$11,126	$11,418	$11,614	$10,162	$10,295
Government-sponsored enterprises	10,627	10,866	4,503	4,671	7,884	8,147
SBA asset-backed securities	2,402	2,507	2,700	2,711	960	1,014
State and municipal bonds	7,815	8,246	5,606	5,713	4,450	4,571
Government-sponsored enterprise obligations	2,349	2,364	422	443	3,148	3,154
Corporate bonds	999	979	401	413	994	1,007
Total debt securities	35,053	36,088	25,050	25,565	27,598	28,188
Equity securities	—	—	—	—	—	—
Total securities available for sale	$35,053	$36,088	$25,050	$25,565	$27,598	$28,188

At December 31, 2011, we had no investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government) that had an aggregate book value in excess of 10% of equity.

The following table sets forth the stated maturities and weighted average yields of securities at December 31, 2011. Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis. Certain mortgage related securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Residential mortgage- backed securities:
Government National Mortgage Association	$—	—%	$—	—%	$—	—%	$10,861	1.87%	$10,861	1.87%
Government-sponsored enterprises	—	—	—	—	—	—	10,627	2.16	10,627	2.16
SBA asset-backed securities	—	—	—	—	250	2.08	2,152	3.99	2,402	3.79
State and municipal bonds	100	1.22	2,856	2.89	1,381	3.99	3,478	4.01	7,815	3.56
Government-sponsored enterprise obligations	—	—	202	1.51	166	5.40	1,981	2.40	2,349	2.56
Corporate bonds	—	—	999	3.33	—	—	—	—	999	3.33
Total debt securities	$100	1.22%	$4,057	2.92%	$1,797	3.85%	$29,099	2.43%	$35,053	2.55%

Deposits. Our primary sources of funds are retail deposit accounts held primarily by individuals and businesses within our market area. Deposits increased $22.8 million, or 10.3%, in the year ended December 31, 2011 primarily due to an increase in money market accounts of $8.1 million, or 19.0%, regular savings accounts of $4.3 million, or 18.0%, noninterest bearing demand deposits of $2.1 million, or 7.3%, and term certificates of deposit of $5.1 million, or 4.4%. Deposits increased $26.5 million, or 13.6%, during the year ended December 31, 2010 due primarily to increases in noninterest bearing demand deposits of $4.5 million, or 20.6%, and money market accounts of $8.1 million, or 23.4%. Both periods reflect our continuing efforts to decrease our reliance on certificates of deposit as well as customers shifting their certificates of deposit to more liquid deposit accounts due to low interest rates. In addition, increases in our core deposits during both periods reflects our success in expanding services to small business customers.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2011		2010		2009
(Dollars In thousands)	Total	Percent	Total	Percent	Total	Percent
Noninterest-bearing demand deposits	$31,017	12.65%	$28,919	13.00%	$21,987	11.24%
Interest bearing deposits:
NOW	16,078	6.55	12,803	5.76	12,508	6.39
Money market	50,663	20.66	42,563	19.13	34,493	17.63
Regular and other savings	27,904	11.38	23,642	10.63	15,786	8.07
Term certificates of deposit	119,584	48.76	114,509	51.48	110,851	56.67
Total	$245,246	100.00%	$222,436	100.00%	$195,625	100.00%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2011. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period at December 31, 2011	Jumbo Certificates of Deposits
(In thousands)
Three months or less	$13,278
Over three through six months	9,265
Over six through twelve months	18,710
Over twelve months	36,212
Total	$77,465

Borrowings. We use borrowings from a variety of sources to supplement our supply of funds for loans and securities.

Long-term debt, consisting entirely of Federal Home Loan Bank advances, decreased $5.0 million, or 40.0%, for the year ended December 31, 2011, and decreased $12.0 million, or 49.0%, during the year ended December 31, 2010. Decreases in Federal Home Loan Bank advances in both periods were primarily due to our success in shifting our funding mix to lower-cost deposits, including noninterest bearing demand deposit accounts for small business customers

Short-term borrowings, consisting entirely of securities sold under agreements to repurchase, increased $1.3 million, or 21.6%, for the year ended December 31, 2011 and decreased $466,000, or 7.4%, during the year ended December 31, 2010.

The following table sets forth selected information regarding borrowings for the periods indicated.
	At or For the Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Short-term borrowings:
Balance at end of the year	$7,059	$5,804	$6,270
Average balance during the year	7,351	7,113	6,403
Maximum outstanding at any month end during the year	8,069	8,123	8,042
Weighted average interest rate at end of the year	1.14%	1.24%	1.74%
Weighted average interest rate during the year	1.16	1.24	1.51

Long-term debt:
Balance at end of the year	$7,500	$12,500	$24,500
Average balance during the year	9,732	18,204	25,384
Maximum outstanding at any month end during the year	12,500	24,500	29,500
Weighted average interest rate at end of the year	3.65%	4.40%	4.71%
Weighted average interest rate during the year	4.13	4.62	5.07

Results of Operations for the Years Ended December 31, 2011 and 2010

Overview.  Net income was $2.0 million for the year ended December 31, 2011 as compared to $2.2 million for the year ended December 31, 2010, a decrease of $148,000, or 6.9%. The decrease was primarily due to an increase of $718,000 in noninterest expenses partially offset by an increase of $303,000 in net interest income and a decrease of $200,000 in the provision for loan losses.

Net Interest Income.  Net interest income for the year ended December 31, 2011 totaled $10.3 million compared to $10.0 million for the year ended December 31, 2010, an increase of $303,000, or 3.0%. The increase in net interest income was primarily due to a decrease in interest expense. Interest expense decreased $676,000, or 20.0%, during this period primarily due to a decrease in the average rates paid on interest-bearing liabilities, in particular, certificates of deposit. The average rates paid on deposits and borrowings decreased by 38 basis points in 2011. The decrease in the cost of deposits was primarily due to a declining interest rate environment for certificates of deposit and our continued focus on reducing deposit interest rates by shifting the mix of deposit liabilities to lower cost money market deposit accounts (MMDA). We experienced an increase in the average balance of interest-bearing deposits of 9.6% in 2011, while the average balance of Federal Home Loan Bank advances decreased by 46.5% over the same period.

Interest and dividend income decreased slightly to $13.0 million for 2011 from $13.3 million for 2010. The average balance of interest-earning assets increased 6.4%, offset by a decrease in the average rate earned on these assets of 47 basis points. Interest income from loans decreased $123,000, or 1.0%, due to a decrease in the average rate paid on loans of 40 basis points, partially offset by a 5.9% increase in the average balance of loans. Interest income from taxable securities decreased $244,000, or 29.0%, due to a decrease in the average rate paid on taxable securities of 114 basis points and a 0.24 % decrease in the average balance of taxable securities.

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

	For the Years Ended December 31,
	2011			2010			2009
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
(Dollars in thousands)
Interest-earning assets:
Short-term investments	$17,293	$35	0.20%	$9,411	$19	0.20%	$11,993	$21	0.18%
Certificates of deposit	1,333	25	1.88	8,181	135	1.65	9,381	159	1.69
Debt securities:
Taxable	21,123	597	2.83	21,174	841	3.97	24,274	1,134	4.67
Tax-exempt	7,361	248	3.37	4,767	166	3.48	4,141	152	3.67
Total loans	211,264	12,053	5.71	199,420	12,176	6.11	192,069	11,916	6.20
FHLB stock	1,930	6	0.31	1,930	—	—	1,930	—	—
Total interest-earning assets	260,304	12,964	4.98	244,615	13,337	5.45	243,788	13,382	5.49
Allowance for loan losses	(3,096)			(2,459)			(2,174)
Total interest-earning assets less allowance for loan losses	257,208			242,156			241,614
Noninterest-earning assets	12,823			12,670			10,301
Total assets	$270,031			$254,826			$251,915

Interest-bearing liabilities:
Regular savings accounts	$24,826	130	0.52%	$19,854	118	0.59%	$12,059	69	0.57%
NOW checking accounts	13,769	28	0.20	12,146	21	0.17	12,186	21	0.17
Money market accounts	46,495	280	0.60	37,928	299	0.79	30,451	306	1.00
Certificates of deposit	115,222	1,778	1.54	112,825	2,012	1.78	123,426	3,773	3.06
Total interest-bearing deposits	200,311	2,216	1.11	182,753	2,450	1.34	178,122	4,169	2.34
Short-term borrowings	7,351	85	1.16	7,113	88	1.24	6,403	97	1.51
Long-term debt	9,732	402	4.13	18,204	841	4.62	25,384	1,287	5.07
Total interest-bearing liabilities	217,395	2,703	1.24	208,017	3,379	1.62	209,909	5,553	2.65
Noninterest-bearing demand deposits	30,327			26,611			20,811
Other noninterest-bearing liabilities	964			869			3,577
Total liabilities	248,686			235,551			234,297
Equity	21,345			19,275			17,618
Total liabilities and equity	$270,031			$254,826			$251,915
Net interest income		$10,261			$9,958			$7,829
Net interest rate spread (1)			3.74%			3.83%			2.84%
Net interest-earning assets (2)	$42,909			$36,544			$33,879
Net interest margin (3)			3.94%			4.07%			3.21%
Average total interest-earning assets to average total interest- bearing liabilities	119.74%			117.56%			116.14%

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(3)	Represents net interest income as a percent of average interest-earning assets.

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

	Year Ended December 31, 2011 Compared to December 31, 2010			Year Ended December 31, 2010 Compared to December 31, 2009
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
(Dollars in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Short-term investments	$17	$(1)	$16	$(5)	$3	$(2)
Certificates of deposit	(135)	25	(110)	(20)	(4)	(24)
Debt securities:
Taxable	(2)	(242)	(244)	(252)	(41)	(293)
Tax-exempt	87	(5)	82	22	(8)	14
Total loans	746	(869)	(123)	455	(195)	260
FHLB stock	—	6	6	—	—	—
Total interest-earning assets	713	(1,086)	(373)	200	(245)	(45)
Interest-bearing liabilities:
Regular savings	23	(11)	12	46	3	49
NOW checking	4	3	7	—	—	—
Money market	75	(94)	(19)	67	(74)	(7)
Certificates of deposit	44	(278)	(234)	(359)	(1,402)	(1,761)
Total interest-bearing deposits	146	(380)	(234)	(246)	(1,473)	(1,719)
Short-term borrowings	3	(6)	(3)	10	(19)	(9)
Long-term debt	(358)	(81)	(439)	(317)	(129)	(446)
Total interest-bearing liabilities	(209)	(467)	(676)	(553)	(1,621)	(2,174)
Increase in net interest income	$922	$(619)	$303	$753	$1,376	$2,129

Provision for Loan Losses.  During the year ended December 31, 2011, we recorded a $900,000 provision to the allowance for loan losses as compared to a provision of $1.1 million for the year ended December 31, 2010. The 2011 provision reflects net loan charge-offs totaling $194,000, increased nonperforming loans, the continuing change in the mix of the portfolio and adverse economic conditions. From December 31, 2010 to December 31, 2011, nonperforming loans increased from $2.0 million to $7.0 million and criticized and classified assets decreased from $11.3 million to $9.0 million. Commercial real estate, construction, commercial business loans and home equity lines of credit, which bear higher risk than our residential mortgage loans, remain a significant portion of our loan portfolio at 64.3% of total loans at December 31, 2011, compared to 64.9% of our total loans at December 31, 2010.

An analysis of the changes in the allowance for loan losses is presented under “—Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income.  Noninterest income decreased $51,000 to $497,000 during the year ended December 31, 2011, from $548,000 for the year ended December 31, 2010. In 2011, we recorded a gain on the sale of securities of $18,000 compared to a gain on the sale of securities of $82,000 in 2010. Income from customer service fees decreased $10,000, or 6.0%, primarily due to changes in our fee structure while wealth management fees increased $41,000, or 60.3%, resulting from our continuing efforts to increase our investment advisory services.

Noninterest Expense.  Noninterest expense increased $718,000 to $6.7 million during the year ended December 31, 2011, from $6.0 million for the year ended December 31, 2010. The increase was primarily due to an increase of $735,000, or 21.0%, in salaries and employee benefits.  Costs associated with the defined benefit plan were $710,000 for the year, an increase of $352,000 from 2010.  Inclusive of the defined benefit plan costs, salaries and employee benefits totaled $4.2 million, compared to $3.5 million for the year ended December 31, 2010.  Also impacting the salaries and benefits expense was an increase in staffing in connection with the Bank’s conversion to stock form of ownership.  In addition, increases of $90,000 were recorded in professional fees.  Occupancy and equipment expense increased $122,000, or 16.5%, as a result of increases in office rent, equipment depreciation and increases in certain maintenance and service contracts. Partially offsetting these increases was a reduction of $118,000 in FDIC insurance costs relating to a change in the formula for assessments.

Income Taxes.  Income tax expense decreased $118,000 for the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily due to decreased income before income taxes. The effective tax rate for 2011 was 36.2% compared with 36.9% for 2010.

Risk Management

Overview.  Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk, market risk and liquidity risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or security when it is due. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are recorded at fair value. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers when due. Other risks that we face are operational risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Credit Risk Management.  Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. This strategy also emphasizes conservative loan-to-value ratios and guarantees of construction and commercial real estate loans by parties with substantial net worth. In addition, during each calendar year, we engage an outside loan review firm to perform a thorough review of our loan portfolio. This review involves analyzing all large borrowing relationships, delinquency trends and loan collateral valuation in order to identify impaired loans. We do not portfolio “interest only” mortgage loans on one-to-four family residential properties nor do we offer loans that provide for negative amortization of principal such as “option ARM” loans where the borrower can pay less than the interest owed on their loan. Additionally, we generally do not offer “subprime loans” (loans that are made with low down payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies or borrower with questionable repayment capacity) or “Alt-A” loans (loans to borrowers having less than full documentation).

When a borrower fails to make a required loan payment, management takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. Management makes initial contact with the borrower when the loan becomes 15 days past due. If payment is not then received by the 30th day of delinquency, additional letters and phone calls generally are made, and a plan of collection is pursued for each individual loan. A particular plan of collection may lead to foreclosure, the timing of which depends on the prospects for the borrower bringing the loan current, the financial strength and commitment of any guarantors, the type and value of the collateral securing the loan and other factors. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. We may consider loan workout arrangements with certain borrowers under certain circumstances, as well as the sale of the nonperforming loans.

Management informs the board of directors on a monthly basis of the amount of loans delinquent more than 30 days. Management also provides detailed reporting of loans greater than 90 days delinquent, all loans in foreclosure and all foreclosed and repossessed property that we own.

Analysis of Nonperforming and Classified Assets.  We consider foreclosed assets, loans that are maintained on a nonaccrual basis and loans that are past 90 days or more and still accruing to be nonperforming assets. Loans are generally placed on nonaccrual status when they are classified as impaired or when they become 90 days or more past due. Loans are classified as impaired when, based on current information and events, it is probable that Wellesley Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. At the time a loan is placed on nonaccrual status, the accrual of interest ceases and interest income previously accrued on such loans is reversed against current period interest income. Payments received on a nonaccrual loan are first applied to the outstanding principal balance when collectability of principal is in doubt.

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

(Dollars in thousands)	At December 31,
	2011	2010	2009	2008	2007
Nonaccrual loans:
Real estate loans:
Residential mortgage	$2,304	$2,008	$705	$549	$—
Commercial real estate	1,356	—	—	239	—
Construction	3,145	—	—	1,170	—
Commercial	—	—	—	—	—
Consumer	17	—	—	—	—
Total nonaccrual loans (1)	6,895	2,008	705	1,958	—
Total nonperforming loans	6,895	2,008	705	1,958	—
Real estate owned	—	—	—	—	—
Total nonperforming assets	6,895	2,008	705	1,958	—
Accruing troubled debt restructurings (2)	221	1,124	221	—	—
Total nonperforming assets and accruing troubled debt restructurings	$7,116	$3,132	$926	$1,958	$—
Total nonperforming loans to total loans	3.06%	0.97%	0.38%	0.99%	—
Total nonperforming loans to total assets	2.27%	0.77%	0.29%	0.81%	—
Total nonperforming assets and accruing troubled debt restructurings to total assets	2.35%	1.20%	0.38%	0.81%	—

(1)	We did not have any nonaccrual loans at December 31, 2007
(2)	We did not have any nonaccruing troubled debt restructurings at December 31, 2010, 2009, 2008 or 2007.

Interest income that would have been recorded for the years ended December 31, 2011 and 2010 had nonaccruing loans been current according to their original terms amounted to $384,000 and $56,000, respectively. Income related to nonaccrual loans included in interest income for the years ended December 31, 2011 and 2010 amounted to $343,000 and $30,000, respectively.

Interest income that would have been recorded for the years ended December 31, 2011 and 2010 had accruing troubled debt restructurings been current according to their original terms amounted to $13,000 and $76,000, respectively. Income related to accruing troubled debt restructurings included in interest income for the years ended December 31, 2011 and 2010 amounted to $11,000 and $54,000, respectively.

Total nonperforming loans increased from December 31, 2010 to December 31, 2011 as a result of one residential and two commercial relationships which have been identified as impaired due to deteriorating credit conditions specific to each borrower.  All three relationships are paying on a timely basis and each have specific credit milestones which, if met within the specified timeframes, will be candidates for upgrades to performing status. Total nonperforming loans increased from December 31, 2009 to December 31, 2010 primarily due to management’s decision to place certain accounts with weak payment history on nonaccrual status. Accruing troubled debt restructurings increased during 2010 primarily due to the return to accruing status of a restructured residential loan.

Federal regulations require us to review and classify assets on a regular basis. In addition, the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. When management classifies an asset as substandard or doubtful, a specific allowance for loan losses may be established. If management classifies an asset as loss, an amount equal to 100% of the portion of the asset classified loss is charged to the allowance for loan losses. The regulations also provide for a “special mention” category, described as assets that do not currently expose Wellesley Bank to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving Wellesley Bank’s close attention. Wellesley Bank also utilizes an eleven grade internal loan rating system for commercial real estate, construction and commercial loans. See note 7 to the notes to the consolidated financial statements.

The following table shows the aggregate amounts of our criticized and classified assets at the dates indicated.

	At December 31,
(In thousands)	2011	2010	2009
Special mention assets	$4,393	$7,626	$9,329
Substandard assets	4,241	3,624	1,116
Doubtful assets	334	—	—
Loss assets	—	—	—
Total	$8,968	$11,250	$10,445

At December 31, 2011, 2010 and 2009,  none of the special mention loans were nonaccrual. Substandard assets at December 31, 2011 consist solely of nonaccrual loans while none of the substandard assets at December 31, 2010 or December 31, 2009 included nonaccrual loans.  Doubtful assets in the table above consist solely of nonaccrual loans. The decrease in loans classified as special mention in 2011 was due in part to a reduction in outstanding balances to one large borrower and subsequent upgrading of our internal classification of this relationship.

Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31, 2011			At December 31, 2010
(In thousands)	30 – 59 Days Past Due	60 – 90 Days Past Due	> 90 Days	30 – 59 Days Past Due	60 – 89 Days Past Due	> 90 Days
Real estate loans:
Residential mortgage	$168	$446	$1,085	$394	$902	$2,008
Commercial real estate	—	—	213	1,176	—	—
Construction	—	—	—	—	—	—
Commercial loans	—	—	—	90	—	—
Consumer loans	288	—	17	879	19	—
Total	$456	$446	$1,315	$2,539	$921	$2,008

	At December 31, 2009
(In thousands)	30 – 59 Days Past Due	60 – 90 Days Past Due	> 90 Days
Real estate loans:
Residential mortgage	$1,896	$576	$705
Commercial real estate	605	—	—
Construction	—	1,098	—
Commercial loans	165	—	—
Consumer loans	26	—	—
Total	$2,692	$1,674	$705

The decrease in delinquencies in 2011 is attributable primarily to improving cash flow for several commercial real estate loan customers.

Analysis and Determination of the Allowance for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) an allocated component related to impaired loans; (2) a general component related to the remainder of the loan portfolio, and (3) an unallocated component related to overall uncertainties that could affect management’s estimate of probable losses. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Allowance on Impaired Loans.  The allocated component of the allowance for loan losses relates to loans that are individually evaluated and determined to be impaired. The allowance for each impaired loan is determined by either the present value of expected future cash flows or, if the loan is collateral dependent, by the fair value of the collateral less estimated costs to sell. We identify a loan as impaired when, based upon current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management evaluates loans other than smaller-balance homogeneous loans for impairment. If a loan is determined to be impaired, an individual loss assessment is performed to determine the probability of a loss and, if applicable, the estimated measurement of the loss. Smaller-balance homogeneous loans, such as residential real estate loans and consumer loans, are generally excluded from an individual impairment analysis and are collectively evaluated by management to estimate losses inherent in those loans. However, certain smaller-balance homogeneous loans will be individually evaluated for impairment when they reach nonperforming status or become subject to a restructuring agreement.

Allowance on the Remainder of the Loan Portfolio.  The general component of the allowance for loan losses relates to loans that are not determined to be impaired. Management determines the appropriate loss factor for each group of loans with similar risk characteristics within the portfolio based on loss experience and qualitative and environmental factors for loans in each group. Loan categories will represent groups of loans with similar risk characteristics and may include types of loans categorized by product, large credit exposures, concentrations, loan grade, or any other characteristic that causes a loan’s risk profile to be similar to another. We consider qualitative or environmental factors that are likely to cause estimated credit losses associated with our existing portfolio to differ from historical loss experience including changes in lending policies and procedures; changes in the nature and volume of the loan portfolio; changes in experience, ability and depth of loan management; changes in the volume and severity of past due loans, nonaccrual loans and adversely graded or classified loans; changes in the quality of the loan review system; changes in the value of underlying collateral for collateral dependent loans; the existence of or changes in concentrations of credit; changes in economic or business conditions; and the effect of competition, legal and regulatory requirements on estimated credit losses. Our qualitative and environmental factors are reviewed on a quarterly basis and our historical loss experience is reviewed annually to ensure they are reflective of current conditions in our loan portfolio and economy.

Unallocated Allowance.  Management maintains an unallocated component within the allowance for loan losses to cover uncertainties that could affect our overall estimate of probable losses. This component recognizes the imprecision inherent in the assumptions used in the methodologies for estimating the allocated and general components of the allowance, and is generally not a significant component of the overall allowance.

We identify loans that may need to be charged-off as a loss by reviewing all impaired loans and related loss analyses. Loan losses are charged against the allowance when we believe the uncollectibility of the loan balance is confirmed. A borrower’s inability to make payments under the terms of the loan and a shortfall in collateral value would generally result in our charging off the loan to the extent of the loss deemed to be confirmed.

At December 31, 2011, our allowance for loan losses was $3.4 million, or 1.51% of loans receivable and 48.65% of nonperforming loans. At December 31, 2010, our allowance for loan losses was $2.7 million, or 1.30% of loans receivable and 133.97% of nonperforming loans. At December 31, 2009, our allowance for loan losses was $2.1 million, or 1.10% of loans receivable and 292.20% of nonperforming loans. Nonperforming loans at December 31, 2011 were $7.0 million, or 3.10% of loans receivable, compared to $2.0 million, or 0.97% of loans receivable at December 31, 2010, and $705,000, or 0.38% of loans receivable at December 31, 2009. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future or that additional provisions for loan losses will not be required. The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2011			2010			2009
(Dollars in thousand)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
Residential mortgage	$626	18.43%	35.56%	$269	10.01%	35.18%	$367	17.82%	39.32%
Commercial real estate	988	29.09	31.86	643	23.90	26.02	307	14.90	26.72
Construction	1,119	32.95	17.40	990	36.80	19.68	802	38.93	16.71
Commercial loans	382	11.25	5.88	494	18.36	7.20	379	18.40	7.43
Consumer loans	169	4.98	9.30	110	4.09	11.92	69	3.35	9.82
Total allocated allowance	3,284	96.70	100.00	2,506	93.16	100.00	1,924	93.40	100.00
Unallocated	112	3.30	—	184	6.84	—	136	6.60	—
Total	$3,396	100.00%	100.00%	$2,690	100.00%	100.00%	$2,060	100.00%	100.00%

	At December 31,
	2008			2007
(Dollars in thousand)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
Residential mortgage	$301	14.70%	43.02%	$212	13.21%	44.49%
Commercial real estate	363	17.73	21.46	405	25.23	24.36
Construction	952	46.51	20.36	538	33.52	16.75
Commercial loans	342	16.71	6.37	394	24.55	6.47
Consumer loans	71	3.47	8.79	56	3.49	7.93
Total allocated allowance	2,029	99.12	100.00	1,605	100.00	100.00
Unallocated	18	0.88	—	—	—	—
Total	$2,047	100.00%	100.00%	$1,605	100.00%	100.00%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operation.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Balance at beginning of year	$2,690	$2,060	$2,047	$1,606	$1,418
Provision for loan losses	900	1,100	300	445	260
Charge-offs:
Real estate loans:
Residential	194	140	261	—	—
Commercial	—	149	—	—	—
Construction	—	118	—	—	—
Commercial loans	—	60	28	4	72
Consumer loans	—	3	—	—	—
Total charge-offs	194	470	289	4	72
Recoveries	—	—	2	—	—
Net charge- offs	194	470	287	4	72
Allowance at end of year	$3,396	$2,690	$2,060	$2,047	$1,606
Allowance for loan losses to nonperforming loans at end of year (1)	49.25%	133.96%	292.20%	104.55%	—%
Allowance for loan losses to total loans at end of year	1.51%	1.30%	1.10%	1.04%	0.91%
Net charge-offs to average loans outstanding during the year	0.09%	0.24%	0.15%	—%	0.04%

(1)           There were no nonperforming loans at December 31, 2007.

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes originating adjustable-rate loans for retention in our loan portfolio, selling in the secondary market substantially all newly originated conforming fixed rate residential mortgage loans, promoting core deposit products and short-term time deposits, adjusting the maturities of borrowings and adjusting the investment portfolio mix and duration. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

We have an Asset/Liability Committee, which includes members of management, to communicate, coordinate and control all aspects of asset-liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest and net income.

Interest Rate Risk Analysis. We analyze our interest rate sensitivity position to manage the risk associated with interest rate movements through the use of interest income and equity simulations. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest sensitive.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income and equity simulations. The simulations use projected repricing of assets and liabilities at December 31, 2011 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on the simulations. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and would increase if prepayments accelerated. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for Wellesley Bank at December 31, 2011 through December 31, 2012, assuming a static balance sheet.

	Net Interest Income
Basis Point (“bp”) Change in Rates	Amount	Change	% Change
	(Dollars in thousands)
300	$10,702	$269	2.58%
200	10,620	187	1.79
100	10,481	48	0.47
0	10,433	—	—
(100)	10,239	(193)	(1.85)

The following table reflects changes in the present value of equity for Wellesley Bank at December 31, 2011.

	Present Value of Equity
Basis Point (“bp”) Change in Rates	Amount	Change	% Change
	(Dollars in thousands)
300	$32,961	$(3,846)	(10.45)%
200	34,056	(2,750)	(7.47)
100	35,365	(1,441)	(3.92)
0	36,807	—	—
(100)	37,702	895	2.43

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

Our most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and debt securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2011, cash and cash equivalents totaled $33.5 million. Securities classified as available-for-sale, whose aggregate market value exceeds cost, provide additional sources of liquidity and had a market value of $30.6 million at December 31, 2011. In addition, at December 31, 2011, we had the ability to borrow a total of approximately $30.8 million in additional funds from the Federal Home Loan Bank of Boston. On December 31, 2011, we had $14.6 million of borrowings outstanding, including $7.5 million of Federal Home Loan Bank of Boston advances and $7.1 million of securities under agreements to repurchase. In addition, at December 31, 2011, we had the ability to borrow $13.2 million from the Co-operative Central Bank, and $16.1 million from the Federal Reserve Bank under a collateralized borrowing program, none of which was outstanding at that date.

At December 31, 2011, we had $38.2 million in loan commitments outstanding, which included $10.6 million in available lines of credit and unadvanced funds on construction loans. Certificates of deposit due within one year of December 31, 2011 totaled $67.2 million, or 56.2% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods. If these maturing deposits are not renewed, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed. We have the ability to attract and retain deposits by adjusting the interest rates offered.

In addition, we believe that our branch network, which is presently comprised of two full-service retail banking offices located in our primary market area, and the general cash flows from our existing lending and investment activities, will afford us sufficient long-term liquidity.

The following table presents certain of our contractual obligations as of December 31, 2011.

(In thousands)	December 31, 2011 – Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations:
Long-term debt obligations	$7,500	$2,000	$5,500	$—	$—
Operating lease obligations	4,826	479	1,019	1,049	2,279
Total	$12,326	$2,479	$6,519	$1,049	$2,279

Financing and Investing Activities

Our primary investing activities are the origination of loans and the purchase of securities. Primary financing activities consist of transactions in deposit accounts and Federal Home Loan Bank borrowings. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us, local competitors, and other factors. Management generally manages the pricing of deposits to be competitive and to increase core deposit and customer relationships. Occasionally, management offers promotional rates on certain deposit products to attract deposits.

The following table presents our primary investing and financing activities during the periods indicated.

	Years Ended December 31,
(In thousands)	2011	2010
Investing activities:
Loan originations (principal payments), net	$18,831	$20,941
Proceeds from calls, maturities and principal repayments of securities available for sale	4,887	8,984
Proceeds from sales of securities available for sale	1,328	3,515
Purchases of securities available for sale	16,380	10,075

Financing activities:
Increase in deposits	22,810	26,515
Decrease in long-term debt	(5,000)	(12,000)
Increase (decrease) in short-term borrowings	1,255	(466)

Capital Management. We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2011, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Federal Regulations—Capital Requirements” and note 13 of the notes to consolidated financial statements.

Our recently completed offering  increased our consolidated equity by $19.9 million, to $42.6 million.  Following completion of this offering, we also will manage our capital for maximum stockholder benefit. The capital from our recently completed offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from our recently completed offering, resulting in increased interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. We may use capital management tools such as cash dividends and common share repurchases. However, under Federal Deposit Insurance Corporation regulations, we will not be allowed to repurchase any shares during the first year following the offering, except that stock repurchases of no greater than 5% of outstanding capital stock may be made during this one-year period where compelling and valid business reasons are established to the satisfaction of the Federal Deposit Insurance Corporation.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 15of the notes to consolidated financial statements.

For the years ended December 31, 2011, 2010 and 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see note 2 of the notes to consolidated financial statements included in this Form 10-K.

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented in this Form 10-K have been prepared according to generally accepted accounting principles in the United States, which require the measurement of financial positions and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation.  The primary impact of inflation on our operations is reflected in increased operating costs and the effect that general inflation may have on both short-term and long-term interest rates.  Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation.  Although inflation expectations do affect interest rates, interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as the Company is a smaller reporting company.

Item 8.  Financial Statements and Supplementary Data

The information required by this item is included herein beginning on F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)           Disclosure Controls and Procedures

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

(b)           Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies. For future periods, an attestation report of the Company’s registered public accounting firm will not be  required until the Company’s fiscal year in which it has market capitalization of $75 million to non-affiliates as of June 30 of such year.

(c)           Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Board of Directors

The board of directors of Wellesley Bancorp, Inc. and Wellesley Bank are each comprised of nine persons who are elected for terms of three years, approximately one-third of whom are elected annually. The same individuals comprise the boards of directors of Wellesley Bancorp, Inc. and Wellesley Bank.  Information regarding the directors is provided below. Unless otherwise stated, each person has held his or her current occupation for the last five years. Ages presented are as of December 31, 2011. The starting year of service as director relates to service on the board of directors of Wellesley Bank. Based on their respective experiences, qualifications, attributes and skills set forth below, the board of directors determined that each current director should serve as a director.

The following directors have terms ending in 2012:

C. Joseph Grignaffini is a licensed builder and the President and Treasurer of L. Grignaffini & Sons. Mr. Grignaffini also owns and manages commercial property. Age 77. Director since 1993.

Mr. Grignaffini’s background offers the board of directors substantial construction and development experience, specifically within the region in which Wellesley Bank conducts its business, and provides the board of directors with valuable insight regarding the local business and consumer environment. In addition, Mr. Grignaffini’s background provides the board of directors with critical experience in certain real estate matters, which are essential to the business of Wellesley Bank.

Hugh J. Kelley is a real estate appraiser in Wellesley, Massachusetts. Mr. Kelley conducts appraisals of residential real estate for relocation, estate, mortgages, and other purposes. Age 64. Director since 1989.

Mr. Kelley’s background provides the board of directors with critical experience in certain real estate matters, specifically within the region in which Wellesley Bank conducts its business, and provides the board of directors with valuable insight regarding the local business environment.

Tina L. Wang is a partner with the dental practice of Drs. Thiel, Rubin, Wang Inc. Mrs. Wang also serves on the Metropolitan District Dental Society’s peer review committee. Age 51. Director since 2008.

Ms. Wang has strong ties to the community, through her dental practice and provides the board of directors with opportunities to continue to serve the local community. She also is a strong advocate of Wellesley Bank through her civic and community involvement.

The following directors have terms ending in 2013:

Theodore F. Parker is the Clerk of Wellesley Bank and a real estate consultant and commercial property owner in Wellesley and the surrounding communities. Age 69. Director since 1989.

Mr. Parker’s extensive experience in the real estate industry and involvement in business and civic organizations in the communities in which Wellesley Bank serves affords the board of directors with valuable insight regarding the business and operations of Wellesley Bank.

Leslie B. Shea is a partner with the law firm of Wilder & Shea. Age 66. Director since 2003.

As a practicing attorney, Mr. Shea provides the board of directors with important knowledge and insight necessary to assess the legal issues inherent to the business of Wellesley Bank. In addition, Mr. Shea has strong ties to the community and provides the board of directors with opportunities to continue to serve the local community.

Robert L. Skolnick is the Treasurer of E.A. Davis & Company, Inc., a retail department store located in Wellesley, Massachusetts. Age 70. Director since 1998.

Mr. Skolnick’s background offers the board of directors substantial small company management experience, specifically within the region in which Wellesley Bank conducts its business, and provides the board with valuable insight regarding the local business and consumer environment. In addition, Mr. Skolnick offers the board significant business experience from a setting outside of the financial services industry.

The following directors have terms ending in 2014:

Thomas J. Fontaine has served as the President, Chief Executive Officer and Chairman of the Board of Wellesley Bank since November 2009. Mr. Fontaine previously served as President of Wellesley Bank from April 2006 to November 2009 and as Executive Vice President prior to April 2006. Mr. Fontaine also serves as our chief lending officer. Age 48. Director since 2006.

Mr. Fontaine’s extensive knowledge of Wellesley Bank’s operations, along with his former experience in the local banking industry and involvement in business and civic organizations in the communities that we serve, affords the board of directors with valuable insight regarding the business and operations of Wellesley Bank. Mr. Fontaine’s knowledge of all aspects of our business, combined with his success and strategic vision, position him well to continue to serve as our President, Chief Executive Officer and Chairman.

Nancy Marden Goodall is Vice President of Captain Marden’s Seafood, a wholesale seafood supplier, seafood store and restaurant based out of Wellesley, Massachusetts. Age 51. Director since 2011.

Ms. Goodall’s strong ties to the community provide the board of directors with valuable insight regarding the local business and consumer environment. She also is a strong advocate of Wellesley Bank through her civic and community involvement.

Edwin G. Silver served as Chief Executive Officer and Chairman of the Board of Wellesley Bank from January 2006 until his retirement in November 2009. Prior to January 2006, Mr. Silver also served as President of Wellesley Bank. Mr. Silver currently serves as Wellesley Bank’s Connection Club director. Age 67. Director since 2000.

Mr. Silver’s extensive knowledge of Wellesley Bank’s operations, along with his experience in the local banking industry and involvement in business and civic organizations in the communities that we serve, affords the board of directors with valuable insight regarding the business and operations of Wellesley Bank. In addition, Mr. Silver’s background provides the board of directors with critical experience in certain banking industry matters, which are essential to the business of Wellesley Bank.

Executive Officers

The executive officers of Wellesley Bancorp, Inc. and Wellesley Bank are elected annually by the board of directors and serve at the board’s discretion. The executive officers of Wellesley Bancorp and Wellesley Bank are:

Name	Position
Thomas J. Fontaine	President and Chief Executive Officer of both Wellesley Bancorp and Wellesley Bank

Gary P. Culyer	Chief Financial Officer and Treasurer of Wellesley Bancorp and Senior Vice President and Chief Financial Officer of Wellesley Bank

Eloise C. Thibault	Corporate Secretary of Wellesley Bancorp and Vice President and Treasurer of Wellesley Bank

Below is information regarding our other executive officers who are not also directors. Ages presented are as of December 31, 2011.

Gary P. Culyer has served as Senior Vice President and Chief Financial Officer of Wellesley Bank since August 2011. Prior to joining Wellesley Bank, Mr. Culyer served as Executive Vice President and Chief Financial Officer of Dedham Institution for Savings in Dedham, Massachusetts from January 1986 to February 2011. Mr. Culyer is a certified public accountant. Age 60.

Eloise C. Thibault serves as Vice President and Treasurer of Wellesley Bank and has been employed by Wellesley Bank since April 1990. Ms. Thibault also serves as the Human Resources Manager at Wellesley Bank. Age 54.

Audit Committee and Audit Committee Financial Expert

The Company has a separately-designated standing Audit Committee, established in accordance with Section 3(a)58A of the Securities Exchange Act of 1934, as amended, and consists of Robert L. Skolnick, Nancy Marden Goodall, Hugh J. Kelley, Leslie B. Shea, and Tina L. Wang.  The Audit Committee does not have an “audit committee financial expert.”  However, the Board of Directors believes that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the committee.  The committee has the authority to engage legal counsel or other experts or consultants as it deems appropriate to carry out its responsibilities.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Executive officers, directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.  Based solely on the Company’s review of copies of the reports it has received and written representations provided to it from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in Wellesley Bancorp common stock during the year ended December 31, 2011.

Code of Ethics

The Company’s code of business conduct and ethics, which applies to all employees and directors, addresses conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws, rules and regulations.  In addition, the code of business conduct and ethics is designed to deter wrongdoing and to promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations.  A copy of the Company’s code of business conduct and ethics is available on the Investor Relation’s portion of the Bank’s website at www.wellelseybank.com.

Item 11.  Executive Compensation

Summary Compensation Table

Summary Compensation Table. The following information is furnished for the principal executive officer, and the only other most highly compensated executive officer of Wellesley Bank whose total compensation for the year ended December 31, 2011 exceeded $100,000. These individuals are referred to in this Form 10-K as “named executive officers.”

Name and Principal Position	Year	Salary		Bonus	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Thomas J. Fontaine	2011	$273,702	(1)	$43,574	$—	$—	$36,345	(2)	$353,621
President and Chief Executive Officer	2010	250,165		21,710	—	—	25,725		325,173
Eloise C. Thibault	2011	105,632		18,089	—	—	14,465		138,186
Vice President and Treasurer	2010	101,680		4,287	—	—	12,596		118,563

(1)	For 2011, amount includes fees for service as Chairman of the Board of $17,079.
(2)	For 2011, amount includes, but is not limited to, employer contributions to the 401(k) plan of $25,663.

Employment Agreements and Severance Arrangements

Employment Agreement. Wellesley Bancorp, Wellesley Bank and Thomas J. Fontaine entered into a new employment agreement on January 25, 2012 (Mr. Fontaine previously had entered into an employment agreement with Wellesley Bank). The term of the agreement runs for three years from the effective date of the agreement and automatically renews daily so that each day the term again becomes three years, unless either party provides notice to the other party of its intention for the term of the agreement not to renew. The employment agreement establishes a base salary and certain levels of incentive compensation and bonuses for Mr. Fontaine and provides for his participation in certain benefits arrangements. The agreement also provides for certain perquisites to be provided to him, including the use of a Wellesley Bank-owned automobile, to which we will transfer title to Mr. Fontaine, plus an amount to make him whole for any taxes due as a result of the transfer, upon his retirement or other termination of employment (other than if we terminate his employment for cause). Mr. Fontaine’s current annual base salary is $286,000. Under the employment agreement, we may terminate Mr. Fontaine’s employment for “cause” at any time in accordance with the terms of the agreement. For purposes of the employment agreement, the term “cause” includes (i) a material breach of the agreement, (ii) a material act of dishonesty, (iii) a breach of fiduciary duty involving personal profit, (iv) a willful violation of any law, rule or regulation that reflects adversely on the reputation of the employers or any violation of law involving moral turpitude, (v) intentional failure to perform duties and (vi) willful misconduct that will likely cause economic damage to the employers. If we terminate Mr. Fontaine’s employment for cause, we will have no further financial obligation to him except for the payment of any amounts which he has earned but which have not been paid as of the effective date of his termination and benefits accrued under certain employee benefit plans. We may also terminate Mr. Fontaine’s employment for any other reason that does not constitute cause upon 60-day’s notice. Mr. Fontaine may terminate his employment with employers in accordance with the terms of the agreement. For purposes of the employment agreement, the term “good reason” includes, with respect to a termination on the part of the employee, (i) a material diminution in duties and responsibilities, (ii) a material diminution in his base salary, (iii) a change in reporting responsibilities and (iv) a material breach of the agreement by employers. In addition, Mr. Fontaine may terminate his employment within the period beginning three months prior to and ending 12 months after a change in control. If we terminate Mr. Fontaine for reasons that do not constitute cause or if Mr. Fontaine voluntarily terminates employment with good reason or in connection with a change in control, then we will pay him a lump sum amount equal to the product of his average monthly compensation by the number of months remaining during the unexpired term of the agreement or, if greater, 12. For purposes of the employment agreement, “average monthly compensation” equals the monthly average of Mr. Fontaine’s three highest year’s of compensation, as reported on Form W-2. We may reduce change in control related payments to Mr. Fontaine in order to eliminate the imposition of excise taxes on those payments, unless the payments less the excise taxes would be greater than the reduced payments. In addition, we will pay him the cost of obtaining health insurance through COBRA for the unexpired term of the agreement or, if greater, 12 months. The employment agreement provides for certain post-employment obligations with respect to Mr. Fontaine’s ability to compete with Wellesley Bank and to solicit customers and employees of Wellesley Bank in the event we terminate his employment other than for cause or he terminates his employment for good reason or in connection with a change in control.

Employee Severance Compensation Plan. In connection with the conversion, we adopted an employee severance plan to provide benefits to eligible employees who terminate employment in connection with or following a change in control. Employees will become eligible for severance benefits under the plan if they complete a minimum of one year of service and are not subject to a separate employment or change in control agreement. Under the severance plan, if, within twelve months after a change in control, an employee’s employment involuntarily terminates, or if an employee voluntarily terminates employment without being offered continued employment in a comparable position (as defined in the plan), the former employee would receive a severance payment equal to two week’s of base compensation for each year of service up to a maximum of 52 week’s of base compensation and with a minimum of four week’s base compensation. Any eligible employee who is designated as a Vice President or above would receive a severance benefit equal to 52 week’s base compensation, regardless of the employee’s years of service.

Pension and Nonqualified Retirement Benefits

Employees’ Pension Plan. On August 17, 2011, Wellesley Bank's Board of Directors voted to freeze pension benefits as of November 1, 2011 under a multi-employer defined benefit plan provided to employees through membership in the Co-operative Banks Employees Retirement Association ("CBERA"). At that time, the Bank chose to fully fund the remaining pension liability, recognizing the amount of the additional contribution expense in current period earnings. As a result, benefit obligations under the plan have been fully transferred to CBERA. Upon retirement at or after age 65, participants in the pension plan receive an annual benefit based on their total years of service and the average of their highest three consecutive years’ compensation. The current normal retirement benefit equals 1.25% of the participant’s final average compensation multiplied by all years of service, plus 0.5% of the participant’s final average compensation in excess of the social security wage base in effect during the 35 years prior to the participants social security normal retirement multiplied by all years of service from January 1, 1989. A participant may elect early retirement after attaining (i) age 62, (ii) age 55 with at least 5 years of vesting service or (iii) age 50 with at least 15 years of vesting service. Early retirement benefits are calculated based on the participant’s age, final average compensation and period of service upon his or her termination of employment. For an unmarried participant, the normal form of benefit payment is a single life annuity. The normal form of benefit for a married participant is a qualified joint-and-100% survivor annuity. With spousal consent, a married participant may select a distribution option in the form of a lump sum or an alternatively available annuity. At December 31, 2011, Mr. Fontaine and Ms. Thibault have earned 12 and 21 years of service, respectively, under the pension plan.

Salary Continuation Agreement. In addition to his participation in the pension plan, Mr. Fontaine has entered into a salary continuation agreement with Wellesley Bank to provide him with supplemental retirement benefits. Under the salary continuation agreement, upon separating from service on or after reaching age 65, we will pay Mr. Fontaine a lump sum benefit equivalent to a 15-year annual benefit equal to 85% of his highest earnings (as defined in the agreement), less our portion of social security benefits, pension plan benefits and our matching contributions under the 401(k) plan. We will pay the normal retirement benefit within 30 days of his separation from service. If Mr. Fontaine separates from service or dies prior to receiving benefits under the agreement, we will pay him or his beneficiary a lump sum benefit equal to his accrued liability retirement account under the agreement. We will pay the lump sum benefit to his beneficiary within 60 days of his death or the early retirement benefit to Mr. Fontaine no later than the first day of the second month following his separation from service (subject to certain possible restrictions under the federal tax code). Mr. Fontaine is always 100% vested in his benefits under the salary continuation agreement. Under the agreement, the accrued liability account for Mr. Fontaine generally reflects the amount of the liability of the supplemental benefit accrued by the Bank for financial statement purposes. Upon a change in control, Mr. Fontaine will become entitled to the benefit to which he would have otherwise become entitled at his normal retirement age of 65 (regardless of his actual age). We will pay the change in control benefit in a single lump sum payment on the first day of the month following the month in which Mr. Fontaine attains age 65.

Supplemental Executive Retirement Plan. In connection with the conversion, we implemented a supplemental executive retirement plan (“SERP”) to provide participants with supplemental retirement benefits to those benefits we provide under the employee stock ownership plan and 401(k) Plan. The SERP provides participating executives with benefits otherwise limited under the employee stock ownership plan and/or 401(k) Plan due to limitations under the Internal Revenue Code or the terms of the employee stock ownership plan loan. Specifically, the plan provides benefits to eligible individuals (those designated by our Board of Directors) that we cannot provide under the employee stock ownership plan and/or 401(k) Plan as a result of these limitations, but that we would have provided under those plans but for these limitations. In addition to providing for benefits lost under the tax-qualified plans as a result of limitations imposed by the Internal Revenue Code, the SERP also provides supplemental benefits to designated individuals upon a change of control prior to the complete scheduled repayment of the employee stock ownership plan loan. Generally, upon a change in control, the SERP provides the participant with a benefit equal to the benefit the individual would have received under the employee stock ownership plan had he or she remained employed throughout the term of the loan less the benefits actually provided under the employee stock ownership plan on behalf of the participant. An individual’s benefit under the supplemental executive retirement plan will become payable upon a separation from service. At this time, only Mr. Fontaine is a participant in the SERP.

Director Compensation

The following table sets forth the compensation received by individuals, other than Thomas J. Fontaine, who served as directors of Wellesley Bank during the year ended December 31, 2011.

	Fees Earned or Paid in Cash	All Other Compensation	Total
C. Joseph Grignaffini	$22,400	$—	$22,400
Hugh J. Kelley	22,400	—	22,400
Keith A. Marden (1)	1,749	—	1,749
Nancy Marden Goodall	24,149	—	24,149
Theodore F. Parker	23,810	—	23,810
Leslie B. Shea	22,400	—	22,400
Edwin G. Silver	21,797	—	21,797
Robert L. Skolnick	22,400	—	22,400
Tina L. Wang	22,400	—	22,400

(1)	Mr. Marden retired as a director of Wellesley Bank effective March 15, 2011.

Retainer and Meeting Fees For Directors. The following table sets forth the applicable retainers and fees that will be paid to our directors for their service on the board of directors of Wellesley Bank for the year ending December 31, 2012.

Annual retainer for the Clerk of the Board	$7,955
Annual retainer of all other board members	7,238
Monthly board meeting fee for the Clerk of the Board	720
Monthly board meeting fee for all other board members	603
Committee meeting fee for all directors (except for Mr. Fontaine)	8,106

Wellesley Bancorp pays its directors an annual retainer of $4,800.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) and (b)         Security Ownership of Certain Beneficial Owners and Management.

Persons and groups beneficially owning in excess of 5% of the Company’s common stock are required to file certain reports with respect to such ownership pursuant to the Securities Exchange Act of 1934, as amended.  The following table sets forth as of March 16, 2012, certain information as to the common stock beneficially owned by the only persons known to the Company to beneficially own more than 5% of the common stock, by each of the Company’s directors, by the non-director executive officers of the Company and by all executive officers and directors as a group.

			Percent of Shares
Name and Address	Amount and Nature of		of Common Stock
of Beneficial Owner (1)	Beneficial Ownership (2)		Outstanding (3)

Persons Owning Greater Than 5%:
Wellesley Bank Employee Stock	192,572		8.0%
Ownership Plan
40 Central Street
Wellesley, MA 02482

Wellesley Bank Charitable
Foundation	157,477		6.5%
40 Central Street
Wellesley, MA 02482

Ithan Creek Mastor Investors (Cayman) L.P.	132,100	(4)	5.5%
Wellington Hedge Management, LLC
Wellington Management Company, LLP
280 Congress Street
Boston, MA 02210

Directors:
Thomas J. Fontaine	33,796	(5)	1.4%
C. Joseph Grignaffini	20,000	(6)	*
Hugh J. Kelley	20,000		*
Nancy Marden Goodall	35,000	(7)	1.5%
Theodore F. Parker	20,000		*
Leslie B. Shea	35,000	(8)	1.5%
Edwin G. Silver	20,000		*
Robert L. Skolnick	20,000		*
Tina L. Wang	20,000		*

Executive Officers Who Are Also Not
Directors:
Gary P. Culyer	6,001	(9)	*
Eloise C. Thibault	20,030	(10)	*

All executive officers and directors as
a group (11 persons)	249,827		10.4%

* Less than 1%.
(1)	All persons listed have the Company’s address, 40 Central Street, Wellesley, Massachusetts 02482.
(2)
In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner, for purposes of this table, of any share of common stock if he or she has or shares voting or investment power with respect to such common stock or has a right to acquire beneficial ownership at any time within 60 days from March 16, 2012. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to the listed shares. ESOP shares are held in a suspense account for future allocation among participants as the loan used to purchase the shares is repaid. Shares held by the ESOP trust and allocated to the accounts of participants are voted in accordance with the participants’ instructions and unallocated shares are voted in the same ratio as ESOP participants direct the voting of allocated shares or, in the absence of such direction, in the ESOP trustees’ best judgment. As of March 16, 2012, no shares had been allocated.

(3)	Based on 2,407,151 shares outstanding at March 16, 2012.
(4)
Based solely on a Schedule 13G filed with the Securities and Exchange Commission on January 27, 2012.  Each of Inthan Creek Mastor Investors (Cayman) L.P. and Wellington Hedge Management, LLC are deemed to be beneficial owners of 132,100 shares.

(5)	Includes 4,500 and 3,500 shares held as a trustee for two trusts, 100 shares held as custodian for children and 24,198 shares held through the 401(k) Plan.
(6)	Includes 20,000 shares held as trustee of family trust.
(7)	Includes 12,500 and 12,500 shares held as trustee of two trusts.
(8)	Includes 2,500, 5,000 and 7,500 shares held as trustee of three trusts.
(9)	Includes 1,001 shares held through the 401(k) Plan.
(10)	Includes 20,000 shares held through the 401(k) Plan, and 30 shares held by daughter.

(c)           Changes in Control.   Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)           Equity Compensation Plans.  Not applicable.  The Company has not adopted any equity compensation plans.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The Sarbanes-Oxley Act of 2002 generally prohibits loans by Wellesley Bancorp to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by Wellesley Bank to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to Wellesley Bank and must not involve more than the normal risk of repayment or present other unfavorable features. Wellesley Bank is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public. Notwithstanding this rule, federal regulations permit Wellesley Bank to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee. All outstanding loans made by Wellesley Bank to its related persons (as defined under the Securities and Exchange Commission rules), were made in accordance with Wellesley Bank’s mortgage discount program which applies only to fixed- or adjustable-rate mortgage loans that are held in the portfolio of Wellesley Bank. The discount offered under this program is 50 basis points less than the published rate offered to the public. The program is offered to all full and part-time employees of Wellesley Bank and to all members of the board of directors.

Set forth below is certain information as to loans made by Wellesley Bank to certain of its directors and executive officers, or their affiliates, whose aggregate indebtedness to Wellesley Bank exceeded $120,000 at any time since January 1, 2011, and participated in the above-referenced benefit program generally available to all other employees and that does not give preference to any executive officer or director over any other employee.

Name of Individual	Loan Type	Date Originated	Original Loan Amount	Highest Balance During Fiscal 2011	Balance on December 31, 2011	Interest Rate on December 31, 2011
Thomas J. Fontaine	Residential mortgage	12/18/2009	$675,000	$653,997	$—	5.375%
	Home equity line of credit	11/18/2009	75,000	—	—	—

Eloise C. Thibault	Residential mortgage	1/3/2006	$286,200	$263,895	$257,525	3.25%
	Home equity line of credit	2/4/2009	40,000	39,862	39,098	2.25

Theodore F. Parker	Residential mortgage	3/10/2009	$400,000	$388,881	$383,089	5.50%
	Home equity line of credit	12/2/2002	450,000	301,967	296,967	2.25

Leslie B. Shea	Residential mortgage	7/29/2010	$350,000	$347,229	$341,931	4.375%

Tina L. Wang	Residential mortgage	12/12/2011	$365,000	$365,000	$365,000	3.875%
	Home equity line of credit	7/21/2003	250,000	—	—	2.25

Other than as described above, all loans the principal balances of which exceeded $120,000 at any time during the year ended December 31, 2011, made by Wellesley Bank to executive officers, directors, immediate family members of executive officers and directors, or organizations with which executive officers and directors are affiliated, were made in the ordinary course of business, on substantially the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to Wellesley Bank and did not involve more than normal risk of collectability or present other unfavorable features. In addition, loans made to a director or executive officer must be approved in advance by a majority of the disinterested members of the Board of Directors.

Corporate Governance

Seven of our nine directors are independent under the current listing standards of the Nasdaq Stock Market.  The two directors who are not independent under such standards are Thomas J. Fontaine, who serves as Chairman of the Board, Chief Executive Officer and President of Wellesley Bancorp and Wellesley Bank, and Edwin G. Silver, the former President and Chief Executive Officer of Wellesley Bank.

Item 14.  Principal Accountant Fees and Services

Audit Fees. The following table sets forth the fees billed to the Company for the fiscal years ended December 31, 2011 and 2010 by Wolf & Company, P.C.:

	2011	2010

Audit fees (1)	$108,500	$34,100
Audit-related fees (2)	147,000	—
Tax fees (3)	16,000	12,000

(1)
Audit fees consist of fees for professional services rendered for the audit of the Company and the Bank and the Company’s consolidated financial statements.  The amount also includes fees related to the  review of financial statements included in the Company’s Prospectus included in its Registration Statement on Form S-1, Quarterly Reports on Form 10-Q  and the Annual Report on Form 10-K as well as services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees related to the Registration Statement on Form S-1 filed in connection with the Company’s public offering.
(3)	Tax services fees consist of fees for compliance tax services, including tax planning and advice and preparation of tax returns.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accountants. The Audit Committee is responsible for appointing and reviewing the work of the independent registered public accounting firm and setting the independent registered public accounting firm’s compensation.  In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm.  This approval process ensures that the independent registered public accounting firm does not provide any non-audit services to the Company that are prohibited by law or regulation.  During the year ended December 31, 2011, all services were approved in advance by the Audit Committee in compliance with these procedures.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)           List of Documents Filed as Part of this Report

(1)           Financial Statements.  The following consolidated financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Income for the Years Ended December 31, 2011 and 2010
Consolidated Statements of Changes in Surplus for the Years Ended December 31, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010
Notes to Consolidated Financial Statements

(b)           Exhibits.  The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1	Articles of Incorporation of Wellesley Bancorp, Inc. (1)
3.2	Bylaws of Wellesley Bancorp, Inc. (2)
10.1	Employment Agreement between Wellesley Bancorp, Inc., Wellesley Bank and Thomas J. Fontaine + (3)
10.2	Amended and Restated Executive Salary Continuation Agreement between Wellesley Bank and Thomas J. Fontaine+ (2)
10.3	Form of Wellesley Bank Supplemental Executive Retirement Plan+ (3)
10.4	Form of Wellesley Bank Employee Severance Compensation Plan+ (3)
21.1	Subsidiaries of Wellesley Bancorp, Inc.
23.1	Consent of Wolf & Company, P.C.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101.1	The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Surplus, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.*

+	Management contract or compensatory agreement or arrangement.
*	Furnished, not filed.
(1)
Incorporated herein by reference to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-176764), filed with the Securities and Exchange Commission on November 7, 2011.

(2)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-176764), filed with the Securities and Exchange Commission on September 9, 2011.
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2012.

(c)           Financial Statement Schedules.  All schedules for which this provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLESLEY BANCORP, INC.
March 22, 2012

	By:	/s/ Thomas J. Fontaine
Thomas J. Fontaine
President, Chief Executive Officer
and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Fontaine	President, Chief Executive Officer	March 22, 2012
Thomas J. Fontaine	and Chairman of the Board
(principal executive officer)

/s/ Gary P. Culyer	Chief Financial Officer and Treasurer	March 22, 2012
Gary P. Culyer	(principal financial and accounting officer)

/s/ Nancy Marden Goodall	Director	March 22, 2012
Nancy Marden Goodall

/s/ C. Joseph Grignaffini	Director	March 22, 2012
C. Joseph Grignaffini

/s/ Hugh J. Kelley	Director	March 22, 2012
Hugh J. Kelley

/s/ Theodore F. Parker	Director	March 22, 2012
Theodore F. Parker

/s/ Leslie B. Shea	Director	March 22, 2012
Leslie B. Shea

/s/ Edwin G. Silver	Director	March 22, 2012
Edwin G. Silver

/s/ Robert L. Skolnick	Director	March 22, 2012
Robert L. Skolnick

/s/ Tina L. Wang	Director	March 22, 2012
Tina L. Wang

Index to Consolidated Financial Statements
of Wellesley Bank and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Audit Committee of Wellesley Bank:

We have audited the accompanying consolidated balance sheets of Wellesley Bank and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in surplus and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Bank’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wellesley Bank and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 22, 2012

Wellesley Bank and Subsidiaries

Consolidated Balance Sheets

December 31, 2011 and 2010

	2011	2010
	(In thousands)

Assets

Cash and due from banks	$3,882	$3,780
Short-term investments	29,642	14,617
Total cash and cash equivalents	33,524	18,397

Certificates of deposit	100	3,433
Securities available for sale, at fair value	36,088	25,565
Federal Home Loan Bank of Boston stock, at cost	1,930	1,930

Loans	225,229	206,807
Less allowance for loan losses	(3,396)	(2,690)
Loans, net	221,833	204,117

Bank-owned life insurance	4,208	4,062
Premises and equipment, net	1,168	786
Accrued interest receivable	911	865
Net deferred tax asset	1,236	1,168
Prepaid FDIC assessment	589	767
Other assets	1,561	912

Total assets	$303,148	$262,002

Liabilities and Surplus

Deposits:
Noninterest-bearing	$31,017	$28,919
Interest-bearing	214,229	193,517
	245,246	222,436
Short-term borrowings	7,059	5,804
Long-term debt	7,500	12,500
Stock subscriptions	19,666	-
Accrued expenses and other liabilities	946	854
Total liabilities	280,417	241,594

Commitments and contingencies (Notes 8 and 15)

Surplus	22,104	20,099
Accumulated other comprehensive income	627	309
Total surplus	22,731	20,408

Total liabilities and surplus	$303,148	$262,002

See acompanying notes to consolidated financial statements.

Wellesley Bank and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2011 and 2010

	2011	2010
	(In thousands)

Interest and dividend income:
Interest and fees on loans	$12,053	$12,176
Debt securities:
Taxable	597	841
Tax-exempt	248	166
Interest on short-term investments and
certificates of deposit	60	154
Dividends on FHLB stock	6	-
Total interest and dividend income	12,964	13,337

Interest expense:
Deposits	2,216	2,450
Short-term borrowings	85	88
Long-term debt	402	841
Total interest expense	2,703	3,379

Net interest income	10,261	9,958
Provision for loan losses	900	1,100

Net interest income, after provision for loan losses	9,361	8,858

Noninterest income:
Customer service fees	157	167
Gain on sales of securities, net	18	82
Income on bank-owned life insurance	146	151
Wealth management fees	109	68
Miscellaneous	67	80
Total noninterest income	497	548

Noninterest expenses:
Salaries and employee benefits	4,230	3,495
Occupancy and equipment	862	740
Data processing	404	371
FDIC insurance	157	275
Contributions	26	83
Foreclosed assets, net	1	52
Other general and administrative	1,033	979
Total noninterest expenses	6,713	5,995

Income before income taxes	3,145	3,411

Provision for income taxes	1,140	1,258

Net income	$2,005	$2,153

See acompanying notes to consolidated financial statements.

Wellesley Bank and Subsidiaries

Consolidated Statements of Changes in Surplus

Years Ended December 31, 2011 and 2010

		Accumulated
		Other
		Comprehensive	Total
	Surplus	Income	Surplus
	(In thousands)

Balance at December 31, 2009	$17,946	$357	$18,303

Comprehensive income:
Net income	2,153	-	2,153
Net unrealized loss on securities
available for sale, net of reclassification
adjustment and tax effects	-	(48)	(48)
Total comprehensive income			2,105

Balance at December 31, 2010	20,099	309	20,408

Comprehensive income:
Net income	2,005	-	2,005
Net unrealized loss on securities
available for sale, net of reclassification
adjustment and tax effects	-	318	318
Total comprehensive income			2,323

Balance at December 31, 2011	$22,104	$627	$22,731

See acompanying notes to consolidated financial statements.

Wellesley Bank and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2011 and 2010

	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$2,005	$2,153
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	900	1,100
Provision for losses and gain on sale
of foreclosed assets, net	-	54
Depreciation and amortization	209	173
Gain on sale of fixed assets	-	(11)
Gain on sales of securities, net	(18)	(82)
Proceeds from sales of loans, net	4,461	6,401
Loans originated for sale	(4,416)	(6,317)
Net amortization of securities	180	206
Accretion of net deferred loan fees	(355)	(391)
Income on bank-owned life insurance	(146)	(151)
Deferred income tax benefit	(270)	(362)
Net change in:
Accrued interest receivable	(46)	(19)
Other assets	(649)	708
Prepaid FDIC assessment	178	367
Accrued expenses and other liabilities	92	19
Net cash provided
by operating activities	2,125	3,848

Cash flows from investing activities:
Maturities of certificates of deposit	3,333	9,477
Activity in securities available for sale:
Maturities, prepayments and calls	4,887	8,984
Purchases	(16,380)	(10,075)
Sales	1,328	3,515
Loan principal originations, net of payments	(18,831)	(20,941)
Proceeds from loan sales	525	-
Net proceeds from sales of foreclosed assets	-	346
Additions to premises and equipment	(594)	(243)
Proceeds from sale of fixed assets	3	67
Net cash used by investing activities	(25,729)	(8,870)

(continued)

See acompanying notes to consolidated financial statements.

Wellesley Bank and Subsidiaries

Consolidated Statements of Cash Flows (Concluded)

Years Ended December 31, 2011 and 2010

	2011	2010
	(In thousands)

Cash flows from financing activities:
Net increase in deposits	22,810	26,515
Stock subscriptions	19,666	-
Proceeds from long-term debt	-	2,000
Repayment of long-term debt	(5,000)	(14,000)
Increase (decrease) in short-term borrowings	1,255	(466)
Net cash provided by financing activities	38,731	14,049

Net change in cash and cash equivalents	15,127	9,027

Cash and cash equivalents at beginning year	18,397	9,370

Cash and cash equivalents at end of year	$33,524	$18,397

Supplementary information:
Interest paid	$2,678	$3,431
Income taxes paid	1,319	947
Transfer of loans to foreclosed real estate	-	400

See acompanying notes to consolidated financial statements.

Wellesley Bank and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

1.             STOCK CONVERSION

On July 20, 2011, the Board of Directors of the Bank adopted a Plan of Conversion (the “Plan”) whereby the Bank would convert from a Massachusetts mutual cooperative bank to a Massachusetts stock cooperative bank and become a wholly-owned subsidiary of a Maryland-chartered stock corporation (the “Holding Company”).  The Holding Company would offer stock on a priority basis to qualifying depositors, tax-qualified employee plans, and employees, officers and directors of Wellesley Bank with any remaining shares to be offered to the public in a direct community offering and possibly in a syndicated community offering (the “Conversion”).

At December 31, 2011, stock subscriptions received aggregated $19,666,000 and are included in liabilities in the accompanying consolidated balance sheet.  Conversion costs are deferred and will reduce the proceeds from the shares sold in the Conversion.  At December 31, 2011, conversion costs amounting to $752,000 are included in other assets in the accompanying consolidated balance sheet.

On January 25, 2012, the Conversion was completed and Wellesley Bancorp, Inc. became the parent holding company for Wellesley Bank.  A total of 2,249,674 shares of Holding Company common stock were issued, including those issued to tax-qualified employee benefit plans, at $10.00 per share through which the Company received net offering proceeds of $21.3 million.  Additionally, the Holding Company contributed $225,000 in cash and 157,477 shares of common stock to the Wellesley Bank Charitable Foundation.  The total number of shares of common stock outstanding upon completion of the Conversion is 2,407,151 shares.  All eligible subscribers and community members who properly completed and timely submitted a stock order form were allocated the number of shares of common stock requested in their stock order form.

As part of the Conversion, Wellesley Bank established a liquidation account in an amount equal to the net worth of Wellesley Bank as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the Conversion, or $22,148,000.  The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at Wellesley Bank after the Conversion.  The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date.  Subsequent increases will not restore an account holder’s interest in the liquidation account.  In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.

Subsequent to the Conversion, the Holding Company may not declare or pay dividends on, and may not repurchase, any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements, or if such declaration, payment or repurchase would otherwise violate regulatory requirements.

Wellesley Bank and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The consolidated financial statements include the accounts of Wellesley Bank (the “Bank”) and its wholly-owned subsidiaries; Wellesley Securities Corporation, which engages in the business of buying, selling and holding securities exclusively on its own behalf; Wellesley Investment Partners, LLC, formed for the purpose of providing investment advisory services for individuals, not-for-profit entities and businesses; and Central Linden, LLC, formed for the purpose of holding, managing and selling foreclosed real estate.  All significant intercompany balances and transactions have been eliminated in consolidation.

Business and operating segments

The Bank provides a variety of financial services to individuals and small businesses in Wellesley, Massachusetts and surrounding communities.  Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are residential and commercial real estate loans, commercial loans and consumer loans.

Management evaluates the Bank’s performance and allocates resources based on a single segment concept.

Use of estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

Reclassifications

Certain reclassifications have been made in the 2010 consolidated financial statements to conform to the 2011 presentation.

Cash equivalents

Cash equivalents include amounts due from banks and short-term investments with original maturities of three months or less.

Wellesley Bank and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Certificates of deposit

Certificates of deposit are carried at cost, which approximates fair value.

Securities available for sale

Securities classified as available for sale are carried at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are amortized to earnings over the estimated lives of the securities by methods which do not differ materially from the interest method.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Each reporting period, the Bank evaluates all securities with a fair value below amortized cost to determine whether other-than-temporary impairment (“OTTI”) exists.

OTTI is required to be recognized if (1) the Bank intends to sell the security; (2) it is “more likely than not” that the Bank will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.  For all impaired debt securities that the Bank intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings.  Credit-related OTTI for all other impaired debt securities is recognized through earnings.  Non-credit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes.

Wellesley Bank and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Federal Home Loan Bank stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Boston, is required to maintain an investment in capital stock of the FHLB.  Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost.  At its discretion, the FHLB may declare dividends on the stock.  The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock.  As of December 31, 2011 and 2010, no impairment has been recognized.

Loans

The loan portfolio consists of real estate, commercial and other loans to the Bank’s customers in Wellesley, Massachusetts and surrounding communities.  The ability of the Bank’s debtors to honor their contracts is dependent upon the economy in general and, in particular, commercial real estate and residential construction sectors.

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

Interest is not accrued on loans which are identified as impaired or loans which are ninety days or more past due.  Past due status is based on the contractual terms of the loan.  Interest income previously accrued on such loans is reversed against current period interest income.  Interest income on non-accrual loans is recognized only to the extent of interest payments received and is first applied to the outstanding principal balance when collectibility of principal is in doubt.  Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured through sustained payment performance for at least six months.

Wellesley Bank and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  The allowance consists of general, allocated and unallocated components, as further described below.

General component

The general component is based on the following loan segments: residential real estate, commercial real estate, construction, commercial, home equity and other consumer.  Management considers a rolling average of historical losses for each segment based on a time frame appropriate to capture relevant loss data for each loan segment, which generally ranges from 3-10 years.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume, concentrations and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.  There were no significant changes to the Bank’s policies or methodology pertaining to the general component of the allowance during 2011 or 2010.

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

Commercial real estate – Loans in this segment are primarily income-producing and owner occupied properties in Eastern Massachusetts.  The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment.  Management obtains rent rolls annually and continually monitors the cash flows of these loans.

Wellesley Bank and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

General component (concluded)

Construction loans – Loans in this segment primarily include speculative residential real estate development loans for which payment is derived from the sale of the property.  Credit risk is affected by market conditions, the credit profile of the borrower and time to sell at an adequate price.

Commercial loans – Loans in this segment are made to businesses and are generally secured by assets of the business.  Repayment is expected from the cash flows of the business.  A weakened economy, and resultant decreased demand for products and services, will have an effect on the credit quality in this segment.

Home equity lines of credit – Loans in this segment are collateralized by one-to-four family residential real estate and repayment is dependent on the credit quality of the individual borrower.  The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Other consumer loans – Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.

Allocated component

The allocated component relates to loans that are classified as impaired.  Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or, if the loan is collateral dependent, by the fair value of the collateral, less estimated costs to sell.  An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan.  Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Bank does not separately identify performing individual consumer loans (residential, home equity lines of credit, personal and other consumer secured loans) for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified

Wellesley Bank and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (concluded)

Allocated component (concluded)

as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The Bank periodically may agree to modify the contractual terms of loans.  When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).  All TDRs are initially classified as impaired.

Unallocated component

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Foreclosed assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less costs to sell, at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell.  Revenue and expenses from operations, changes in the valuation allowance and any direct write-downs are included in net expenses from foreclosed assets.

Premises and equipment

Land is carried at cost.  Buildings, leasehold improvements and equipment are stated at cost, less accumulated depreciation and amortization computed on the straight-line method over the estimated useful lives of the assets or the expected terms of the leases, if shorter.  Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured.

Bank-owned life insurance

Bank-owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value.  Changes in cash surrender value are reflected in non-interest income on the consolidated statements of income.

Wellesley Bank and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Transfers of financial assets

Transfers of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets.

During the normal course of business, the Bank may transfer a portion of a financial asset, for example, a participation loan or the government-guaranteed portion of a loan.  To be eligible for sales treatment, the transfer of the portion of the loan must meet the criteria of a participating interest.  If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing.  In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder can have the right to pledge or exchange the entire loan.

Advertising costs

Advertising costs are expensed as incurred.

Pension plan

It is the Bank’s policy to fund pension plan costs in the year of accrual (see Note 14).

Income taxes

Deferred tax assets and liabilities relate to temporary differences between the book and tax bases of certain assets and liabilities, and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes.  A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized.  The Bank does not have any uncertain tax positions at December 31, 2011 which require accrual or disclosure.  The Bank records interest and penalties as part of income tax expense.  No interest or penalties were recorded for the years ended December 31, 2011 and 2010.

Wellesley Bank and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The components of other comprehensive income (loss) and related tax effects are as follows:

	Years Ended December 31,
	2011	2010
	(In thousands)

Unrealized holding gains on
securities available for sale	$538	$7
Reclassification adjustment for
gains realized in income	(18)	(82)
Net unrealized gains (losses)	520	(75)
Tax effects	(202)	27

Net-of-tax amount	$318	$(48)

The components of accumulated other comprehensive income and related tax effects are as follows:

	December 31,
	2011	2010
	(In thousands)
Net unrealized holding gains on
securities available for sale	$1,035	$515
Tax effect	(408)	(206)

Net-of-tax amount	$627	$309

Wellesley Bank and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

Recent accounting pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This ASU provides additional guidance and clarification for determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  For public entities, this guidance is effective for interim and annual reporting periods beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption.  Application of this guidance did not have a material effect on the Bank’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (ASU Topic 860), Reconsideration of Effective Control for Repurchase Agreements.  This update revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  This guidance is effective for interim and annual reporting periods beginning on or after December 15, 2011.  The adoption of this guidance is not expected to have a material impact on the Bank’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which clarifies and expands the disclosures pertaining to unobservable inputs used in Level 3 fair value measurements.  The guidance also requires, for public companies, disclosure of the level within the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position, but for which the fair value is disclosed.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Management does not expect this guidance to have a material effect on the Bank’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-5, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This ASU provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in surplus.  For public entities, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and relates only to changes in financial statement presentation.

Wellesley Bank and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3.             RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank.  The reserve balance amounted to $3,150,000 and $3,067,000 at December 31, 2011 and 2010, respectively.

4.             SHORT-TERM INVESTMENTS

Short-term investments are comprised of the following:

	December 31,
	2011	2010
	(In thousands)

Federal Reserve Bank deposits	$28,346	$11,977
Federal Home Loan Bank deposits	-	26
Money market accounts	1,296	2,614

	$29,642	$14,617

5.             CERTIFICATES OF DEPOSIT

Certificates of deposit mature within one year and have a weighted average rate of .23% and 1.97% at December 31, 2011 and 2010, respectively.

6.             SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage
Association	$10,861	$268	$(3)	$11,126
Government-sponsored enterprises	10,627	246	(7)	10,866
SBA asset-backed securities	2,402	106	(1)	2,507
State and municipal bonds	7,815	431	-	8,246
Government-sponsored
enterprise obligations	2,349	20	(5)	2,364
Corporate bonds	999	7	(27)	979

	$35,053	$1,078	$(43)	$36,088

Wellesley Bank and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

SECURITIES AVAILABLE FOR SALE (continued)

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

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2011 are as follows.  Expected maturities may differ from contractual maturities because the issuer, in certain instances, has the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011
	Amortized	Fair
	Cost	Value
	(In thousands)

Within 1 year	$100	$101
After 1 year to 5 years	3,582	3,670
After 5 years to 10 years	1,950	2,040
After 10 years	5,531	5,778
	11,163	11,589
Mortgage- and asset-backed
securities	23,890	24,499

	$35,053	$36,088

Wellesley Bank and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

SECURITIES AVAILABLE FOR SALE (continued)

For the years ended December 31, 2011 and 2010, proceeds from sales of securities amounted to $1,328,000 and $3,515,000, respectively.  Gross realized gains amounted to $23,000 and $82,000, respectively, and gross realized losses amounted to $5,000 and $0, respectively.

At December 31, 2011 and 2010, the Bank has pledged certain debt securities with an amortized cost of $9,048,000 and $9,042,000, respectively, and a fair value of $9,433,000 and $9,356,000, respectively, as collateral for repurchase agreements.  (See Note 10.)

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
December 31, 2011	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage
Association	$2	$519	$1	$50
Government-sponsored enterprises	7	2,201	-	-
SBA asset-backed securities	-	-	1	249
Government-sponsored
enterprise obligations	5	1,976	-	-
Corporate bonds	27	542	-	-

	$41	$5,238	$2	$299

December 31, 2010

Residential mortgage-backed securities:
Government National Mortgage	$20	$2,732	$7	$96
Association
Government-sponsored enterprises	24	483	-	-
SBA asset-backed securities	53	1,777	-	-
State and municipal bonds	13	1,080	-	-

	$110	$6,072	$7	$96

Wellesley Bank and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

SECURITIES AVAILABLE FOR SALE (concluded)

At December 31, 2011, various debt securities have unrealized losses with aggregate depreciation of 0.8% from their aggregate amortized cost basis.  These unrealized losses relate principally to the effect of rising interest rates on the fair value of debt securities and not to an increase in credit risk of the issuers.  As the Bank does not intend to sell the securities and it is more likely than not that the Bank will not be required to sell the securities before recovery of their amortized cost, which may be maturity, the Bank does not consider these securities to be other-than-temporarily impaired at December 31, 2011.

7.             LOANS

A summary of the balances of loans is as follows:

	December 31,
	2011	2010
	(In thousands)

Real estate loans:
Residential - fixed	$16,400	$18,993
Residential - variable	63,826	53,897
Commercial	71,880	53,907
Construction	39,267	40,770
	191,373	167,567

Commercial loans:
Secured	12,224	14,413
Unsecured	1,038	492
	13,262	14,905

Consumer loans:
Home equity lines of credit	20,463	24,198
Other	512	503
	20,975	24,701

Total loans	225,610	207,173

Less:
Allowance for loan losses	(3,396)	(2,690)
Net deferred origination fees	(381)	(366)

Loans, net	$221,833	$204,117

Wellesley Bank and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

LOANS (continued)

The Bank has transferred a portion of its originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in the Bank’s accompanying consolidated balance sheets.  The Bank and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  The Bank continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties.  At December 31, 2011 and 2010, the Bank was servicing loans for participants aggregating $8,037,000 and $9,316,000, respectively.

The Bank has pledged certain residential and commercial real estate loans to secure FHLB advances and available lines of credit.  (See Note 11.)

An analysis of the allowance for loan losses follows:

	Years Ended December 31,
	2011	2010
	(In thousands)

Balance at beginning of year	$2,690	$2,060
Provision for loan losses	900	1,100
Loans charged off	(194)	(470)
Recoveries of loans previously charged off	-	-

Balance at end of year	$3,396	$2,690

Activity in the allowance for loan losses for the year ended December 31, 2011 and allocation of the allowance for loan losses to various loan segments, at or for the years ended at December 31, 2011 and 2010, follows:

	Residential	Commercial			Home	Other
	Real Estate	Real Estate	Construction	Commercial	Equity	Consumer	Unallocated	Total
	(In thousands)
Year Ended December 31, 2011

Balance at beginning of year	$269	$643	$990	$494	$84	$26	$184	$2,690

Provision (credit) for loan losses	551	345	129	(112)	69	(10)	(72)	900
Loans charged off	(194)	-	-	-	-	-	-	(194)

Balance at end of year	$626	$988	$1,119	$382	$153	$16	$112	$3,396

Wellesley Bank and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

LOANS (continued)

	Residential	Commercial			Home	Other
	Real Estate	Real Estate	Construction	Commercial	Equity	Consumer	Unallocated	Total
	(In thousands)
December 31, 2011

Allowance related to loans
individually evaluated and
deemed to be impaired	$-	$142	$437	$41	$-	$-	$-	$620

Allowance related to loans
individually evaluated and
not deemed impaired, and
those collectively evaluated
for impairment	626	846	682	341	153	16	112	2,776

Total allowance	$626	$988	$1,119	$382	$153	$16	$112	$3,396

Impaired loan balances
individually evaluated and
deemed to be impaired	$2,525	$1,356	$3,146	$163	$16	$-	$-	$7,206

Loan balances individually
evaluated and not deemed
impaired, and those collectively
evaluated for impairment	77,701	70,524	36,121	13,099	20,447	512	-	218,404

Total loans	$80,226	$71,880	$39,267	$13,262	$20,463	$512	$-	$225,610

December 31, 2010

Allowance related to loans
individually evaluated and
deemed to be impaired	$56	$188	$-	$112	$-	$-	$-	$356

Allowance related to loans
individually evaluated and
not deemed impaired, and
those collectively evaluated
for impairment	213	455	990	382	84	26	184	2,334

Total allowance	$269	$643	$990	$494	$84	$26	$184	$2,690

Impaired loan balances
individually evaluated and
deemed to be impaired	$1,876	$376	$-	$225	$-	$-	$-	$2,477

Loan balances individually
evaluated and not deemed
impaired, and those collectively
evaluated for impairment	71,014	53,531	40,770	14,680	24,198	503	-	204,696

Total loans	$72,890	$53,907	$40,770	$14,905	$24,198	$503	$-	$207,173

Wellesley Bank and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

LOANS (continued)

The following is a summary of past due and non-accrual loans at December 31, 2011 and 2010:

					Past Due 90
	30-59 Days	60-89 Days	Past Due 90	Total	Days or More	Non-accrual
	Past Due	Past Due	Days or More	Past Due	and Still Accruing	Loans
	(In thousands)
December 31, 2011

Residential real estate	$168	$446	$1,085	$1,699	$-	$2,304
Commercial real estate	-	-	213	213	-	1,356
Construction	-	-	-	-	-	3,145
Commercial	-	-	-	-	-	73
Consumer:
Home equity lines of credit	288	-	17	305	-	17

Total	$456	$446	$1,315	$2,217	$-	$6,895

December 31, 2010

Residential real estate	$394	$902	$2,008	$3,304	$-	$2,008
Commercial real estate	1,176	-	-	1,176	-	-
Construction	-	-	-	-	-	-
Commercial	90	-	-	90	-	-
Consumer:
Home equity lines of credit	879	19	-	898	-	-

Total	$2,539	$921	$2,008	$5,468	$-	$2,008

The following is a summary of impaired loans at December 31, 2011 and 2010:

	December 31, 2011			December 31, 2010
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$2,525	$2,525	$-	$1,313	$1,313	$-
Commercial real estate	261	261	-	-	-	-
Consumer	17	17	-	-	-	-
Total	2,803	2,803	-	1,313	1,313	-

Impaired loans with a valuation allowance:
Residential real estate	-	-	-	563	703	56
Commercial real estate	1,095	1,095	142	376	376	188
Construction	3,145	3,145	41	-	-	-
Commercial	163	163	437	225	225	112
Total	4,403	4,403	620	1,164	1,304	356

Total impaired loans	$7,206	$7,206	$620	$2,477	$2,617	$356

Wellesley Bank and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

LOANS (continued)

Further information pertaining to impaired loans follows:

	Year Ended December 31, 2011
			Interest
	Average	Interest	Income
	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis
	(In thousands)

Residential real estate	$2,061	$71	$60
Commercial real estate	1,356	71	71
Construction	726	7	7
Commercial	139	2	2
Consumer:
Home equity lines of credit	5	-	-

Total	$4,287	$151	$140

Year
Ended
December 31,
2010
(In thousands)

Average investment in impaired loans	$3,198

Interest income recognized on impaired loans	$52

Interest income recognized on a cash basis
on impaired loans	$3

No additional funds are committed to be advanced in connection with impaired loans at December 31, 2011 and 2010.

Credit Quality Information

The Bank utilizes an eleven-grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1 – 31:  Loans in these categories are considered “pass” rated loans with low to average risk.

Wellesley Bank and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

LOANS (continued)

Credit Quality Information (concluded)

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

On an annual basis, or more often if needed, the Bank formally reviews the ratings on all commercial real estate, construction and commercial loans.  During each calendar year, the Bank engages an independent third party to review a significant portion of loans within these segments.  Management uses the results of these reviews as part of its annual review process.  On a monthly basis, the Bank reviews the residential real estate and consumer loan portfolios for credit quality primarily through the use of delinquency reports.

Wellesley Bank and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

LOANS (concluded)

The following table presents the Bank’s loans by risk rating:

	December 31, 2011				December 31, 2010
	Commercial				Commercial
	Real Estate	Construction	Commercial	Total	Real Estate	Construction	Commercial	Total
	(In thousands)

Loans rated 1 - 31	$67,579	$36,121	$11,741	$115,441	$49,198	$35,858	$13,259	$98,315
Loans rated 4	2,945	-	1,448	4,393	3,222	3,000	1,404	7,626
Loans rated 5	1,095	3,146	-	4,241	1,487	1,912	225	3,624
Loans rated 6	261	-	73	334	-	-	-	-
Loans rated 7	-	-	-	-	-	-	-	-
Categories 8 - 9	-	-	-	-	-	-	17	17
Category 10	-	-	-	-	-	-	-	-

Total	$71,880	$39,267	$13,262	$124,409	$53,907	$40,770	$14,905	$109,582

8.             PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment is as follows:

			Estimated
	December 31,		Useful
	2011	2010	Life
	(In thousands)

Premises:
Land	$50	$50	-
Buildings	678	677	35-40 years
Leasehold improvements	424	224	5-10 years
Equipment	1,300	1,133	3-5 years
Renovations in process	216	-
	2,668	2,084
Less accumulated depreciation and amortization	(1,500)	(1,298)

Premises and equipment, net	$1,168	$786

Total depreciation and amortization expense for the years ended December 31, 2011 and 2010 amounted to $209,000 and $173,000, respectively.

Renovations in process relate to the buildout of a new branch office and deposits on the purchase of three ATM machines.  At December 31, 2011, outstanding commitments pertaining to the renovations and ATM purchase amounted to $731,000.

Wellesley Bank and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

PREMISES AND EQUIPMENT (concluded)

Pursuant to terms of noncancelable lease agreements in effect at December 31, 2011, pertaining to premises, future minimum rent commitments are as follows:

Year Ending	Amount
December 31,	(In thousands)

2012	$479
2013	506
2014	513
2015	520
2016	529
Thereafter	2,279

$4,826

The leases contain options to extend for up to fifteen years.  The cost of such rentals is not included above.  Total rent expense amounted to $348,000 and $304,000 for the years ended December 31, 2011 and 2010, respectively.

9.             DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,
	2011	2010
	(In thousands)

Demand	$31,017	$28,919
NOW	16,078	12,803
Money market	50,663	42,563
Regular and other savings	27,904	23,642
Total non-certificate accounts	125,662	107,927

Term certificates of $100,000 and greater	77,465	72,348
Term certificates less than $100,000	42,119	42,161
Total term certificates	119,584	114,509

Total deposits	$245,246	$222,436

Wellesley Bank and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

DEPOSITS (concluded)

A summary of term certificates by maturity is as follows:

	December 31, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Within 1 year	$67,157	1.15%	$82,624	1.55%
Over 1 year to 2 years	32,235	1.40	20,765	1.59
Over 2 years to 3 years	7,462	2.31	5,631	2.54
Over 3 years to 4 years	12,730	2.33	5,489	2.47

	$119,584	1.42%	$114,509	1.65%

10.          SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase, which are classified as secured borrowings. Securities sold under agreements to repurchase mature within one to four days from the transaction date and are reflected at the amount of cash received in connection with the transaction.  At December 31, 2011 and 2010, the weighted average rates were 1.14% and 1.24%, respectively.  The Bank has pledged certain debt securities in connection with the agreements and may be required to provide additional collateral based on the fair value of the underlying securities.  (See Note 6.)

11.          LONG-TERM DEBT

Long-term debt consists of fixed-rate FHLB advances, as follows:

	Amount		Weighted Average Rate
	December 31,		December 31,
	2011	2010	2011	2010
	(In thousands)

Maturity:

2011	$-	$5,000	-%	5.52%
2012	2,000	2,000	5.51	5.51
2014 *	5,500	5,500	2.97	2.97

	$7,500	$12,500	3.65%	4.40%

* Includes an advance of $3,500,000 with a rate of 3.32% which became callable on a quarterly basis in March 2008.

Wellesley Bank and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

LONG-TERM DEBT (concluded)

Borrowings available under an available FHLB variable-rate line of credit amounted to $1,338,000 as of December 31, 2011 and 2010.  No advances were outstanding under the line of credit at December 31, 2011 and 2010.  All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property.  (See Note 7.)

At December 31, 2011 and 2010, the Bank has pledged commercial real estate loans of $16,071,000 and $15,122,000, respectively, to access the Federal Reserve Bank discount window.  No advances were outstanding at December 31, 2011 or 2010.

12.          INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended
	December 31,
	2011	2010
	(In thousands)

Current tax provision:
Federal	$1,070	$1,232
State	340	388
	1,410	1,620

Deferred tax benefit:
Federal	(207)	(247)
State	(62)	(87)
Change in valuation reserve	(1)	(28)
	(270)	(362)

Total tax provision	$1,140	$1,258

Wellesley Bank and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

INCOME TAXES (continued)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended
	December 31,
	2011	2010

Statutory tax rate	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	5.8	5.8
Tax exempt increase in surrender value
of bank-owned life insurance	(1.6)	(1.5)
Tax exempt bond income	(2.1)	(1.3)
Change in valuation reserve	-	(0.8)
Other, net	0.1	0.7

Effective tax rates	36.2%	36.9%

The components of the net deferred tax asset are as follows:

	December 31,
	2011	2010
	(In thousands)

Deferred tax asset:
Federal	$1,325	$1,122
State	383	324
Valuation reserve	(7)	(8)
	1,701	1,438

Deferred tax liability:
Federal	(377)	(218)
State	(88)	(52)
	(465)	(270)

Net deferred tax asset	$1,236	$1,168

Wellesley Bank and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

INCOME TAXES (concluded)

The tax effects of each item that gives rise to deferred taxes are as follows:

	December 31,
	2011	2010
	(In thousands)

Allowance for loan losses	$1,356	$1,170
Deferred loan fees	152	146
Net unrealized gains on securities
available for sale	(408)	(206)
Employee benefit plans	181	63
Depreciation and amortization	(57)	(65)
Capital loss carryover	7	8
Other	12	60
Total	1,243	1,176
Valuation allowance	(7)	(8)

Net deferred tax asset	$1,236	$1,168

At December 31, 2011, the Bank has a capital loss carryover of $21,000, which expires on December 31, 2014.  At December 31, 2011 and 2010, the Bank has a valuation allowance of $7,000 and $8,000, respectively, related to the capital loss carryover.  The change in the valuation allowance is due to utilization of a portion of the capital loss carryover during 2011.

The federal income tax reserve for loan losses at the Bank’s base year amounted to $820,000.  If any portion of the reserve is used for purposes other than to absorb loan losses for which established, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year in which used.  As the Bank intends to use the reserve only to absorb loan losses, a deferred income tax liability of $328,000 has not been provided.

The Bank’s tax returns are subject to review and examination by federal and state taxing authorities.  The Bank is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2008 through 2011.  The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2008 are open.

Wellesley Bank and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13.          MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2011 and 2010, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, it must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since the notification that management believes have changed the Bank’s category.  The Bank’s actual capital amounts and ratios as of December 31, 2011 and 2010 are also presented in the tables.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2011:

Total Capital to Risk-
Weighted Assets	$24,707	11.9%	$16,597	8.0%	$20,746	10.0%

Tier 1 Capital to Risk-
Weighted Assets	22,104	10.7	8,298	4.0	12,447	6.0

Tier 1 Capital to Average
Assets	22,104	7.8	8,494	3.0	14,156	5.0

Wellesley Bank and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

MINIMUM REGULATORY CAPITAL REQUIREMENTS (concluded)

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2010:

Total Capital to Risk-
Weighted Assets	$22,463	11.9%	$15,106	8.0%	$18,882	10.0%

Tier 1 Capital to Risk-
Weighted Assets	20,099	10.6	7,553	4.0	11,329	6.0

Tier 1 Capital to Average
Assets	20,099	7.7	7,790	3.0	12,984	5.0

14.          EMPLOYEE BENEFIT PLANS

Defined benefit plan

On August 17, 2011, the Bank’s Board of Directors voted to freeze pension benefits as of November 1, 2011 under a multi-employer defined benefit plan provided to employees through membership in the Co-operative Banks Employees Retirement Association (“CBERA”).  At that time, the Bank chose to fully fund the remaining pension liability, recognizing the amount of the additional contribution expense in current period earnings.  As a result, benefit obligations under the plan have been fully transferred to CBERA.  Total plan expense for the years ended December 31, 2011 and 2010 amounted to $686,000 and $358,000, respectively, and contributions to the Plan amounted to $782,000 and $371,000, respectively.

401(k) Plan

The Bank has a 401(k) plan which provides for voluntary contributions by participating employees of up to 75% of their compensation, subject to IRS limitations.  The Bank matches the employee’s voluntary contribution at a level of 150% of the employee’s contributions up to the first 7% of the employee’s compensation.  Total plan expense for the years ended December 31, 2011 and 2010 amounted to $214,000 and $208,000, respectively.

Wellesley Bank and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

EMPLOYEE BENEFIT PLANS (concluded)

Supplemental retirement agreements

The Bank has entered into supplemental retirement agreements with certain former and current officers, which provide for payments upon attaining the retirement age specified in the agreements.  The present value of these future payments is accrued over the remaining service terms and at December 31, 2011 and 2010, amounted to $195,000 and $98,000, respectively.  Supplemental retirement benefits generally vest as they are accrued, however a termination of employment subsequent to a change in control of the Bank will result in the vesting of all benefits that would have accrued to the officer’s normal retirement date.  Total supplemental retirement expense for the years ended December 31, 2011 and 2010 amounted to $97,000 and $45,000, respectively.

Endorsement split-dollar life insurance arrangements

The Bank is the sole owner of life insurance policies pertaining to certain of the Bank’s executives.  The Bank has entered into agreements with these executives whereby the Bank has agreed to maintain a life insurance policy in effect during the executives’ retirement, which will pay to the executives’ estates or beneficiaries a portion of the death benefit that the Bank will receive as beneficiary of such policies.  Total split-dollar insurance expense for the years ended December 31, 2011 and 2010 amounted to $28,000 and $50,000, respectively.

Incentive compensation program

The Bank has established an incentive compensation program whereby 5% of the Bank’s consolidated income, before income taxes and incentive compensation expense, is allocated for distribution to eligible employees.  Total incentive compensation expense for the years ended December 31, 2011 and 2010 amounted to $293,000 and $304,000, respectively.

Wellesley Bank and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15.          OTHER COMMITMENTS AND CONTINGENCIES

Credit-related financial instruments

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit which involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets.  At December 31, 2011 and 2010, the following financial instruments were outstanding whose contract amounts represent credit risk.

	December 31,
	2011	2010
	(In thousands)

Commitments to grant loans	$5,201	$10,530
Unadvanced home equity lines of credit	15,001	14,259
Unadvanced commercial lines of credit	9,417	9,083
Unadvanced funds on construction loans	10,601	13,781
Standby letters of credit	374	447

Commitments to grant loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The commitments for home equity and commercial lines of credit may expire without being drawn upon, therefore, the total commitment amounts do not necessarily represent future cash requirements.  Home equity and certain commercial lines of credit are generally collateralized by real estate or business assets.  Commitments to grant loans and unadvanced funds on construction loans are also secured by real estate.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  All letters of credit have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank collateralizes those commitments for which collateral is deemed necessary.

Employment agreements

The Bank has entered into employment agreements with certain executives for periods up to three years.  The agreements generally provide for specified minimum levels of annual compensation and benefits.  In addition, the agreements provide for specified lump sum payments and the continuation of benefits upon certain events of termination, as defined, including a change in control of the Bank.

Wellesley Bank and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

OTHER COMMITMENTS AND CONTINGENCIES (concluded)

Contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the consolidated financial position of the Bank.

16.          LOANS TO RELATED PARTIES

Information pertaining to loans to directors, executive officers and their associates (exclusive of loans to any such person which in the aggregate do not exceed $60,000) is as follows:

	Years Ended December 31,
	2011	2010
	(In thousands)

Balance at beginning of year	$2,749	$2,271
Principal additions	1,750	617
Principal payments	(1,032)	(139)

Balance at end of year	$3,467	$2,749

Such loans are made in the ordinary course of business at the Bank’s normal credit terms, except for certain loans which were granted with an interest rate discount of 0.50% under the Bank’s Mortgage Discount Program.  This program applies only to fixed or adjustable rate mortgage loans that are held in the portfolio of the Bank.  The program is offered to all full and part-time employees of the Bank and to all members of its Board of Directors.

17.          FAIR VALUE OF FINANCIAL INSTRUMENTS

Determination of fair value

The Bank uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Bank’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

Wellesley Bank and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Determination of fair value (continued)

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

Wellesley Bank and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

Determination of fair value (concluded)

Off-balance sheet instruments:  Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The fair values of these instruments are considered immaterial.

Assets measured at fair value on a recurring basis

Assets measured at fair value on a recurring basis at December 31, 2011 and 2010 are summarized below.  There are no liabilities measured at fair value on a recurring basis at December 31, 2011 and 2010.

	December 31, 2011
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage
Association	$-	$11,126	$-	$11,126
Government-sponsored enterprises	-	10,866	-	10,866
SBA asset-backed securities	-	2,507	-	2,507
State and municipal bonds	-	8,246	-	8,246
Government-sponsored
enterprise obligations	-	2,364	-	2,364
Corporate bonds	-	979	-	979

Total assets	$-	$36,088	$-	$36,088

Wellesley Bank and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

Assets measured at fair value on a recurring basis (concluded)

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

Assets measured at fair value on a non-recurring basis

The Bank may also be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as December 31, 2011 and 2010.

				Year Ended
	December 31, 2011			December 31, 2011
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)

Impaired loans	$-	$-	$2,864	$315

				Year Ended
	December 31, 2010			December 31, 2010
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)

Impaired loans	$-	$-	$808	$497

Wellesley Bank and Subsidiaries

Notes to Consolidated Financial Statements (Concluded)

FAIR VALUES OF FINANCIAL INSTRUMENTS (concluded)

Assets measured at fair value on a non-recurring basis (concluded)

Losses applicable to certain impaired loans are estimated using the appraised value of the underlying collateral considering discounting factors and adjusted for selling costs.  The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the overall adequacy of the allowance for loan losses.  Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses.

There are no liabilities measured at fair value on a non-recurring basis at December 31, 2011 and 2010.

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

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$33,524	$33,524	$18,397	$18,397
Certificates of deposit	100	100	3,433	3,433
Securities available for sale	36,088	36,088	25,565	25,565
FHLB stock	1,930	1,930	1,930	1,930
Loans, net	221,833	222,143	204,117	203,366
Accrued interest receivable	911	911	865	865

Financial liabilities:
Deposits	245,246	246,315	222,436	222,814
Short-term borrowings	7,059	7,059	5,804	5,804
Long-term debt	7,500	7,868	12,500	12,988
Accrued interest payable	25	25	50	50