Form 10-Q
period 2012-03-31
Wellesley Bancorp, Inc.
filed 2012-05-11
CIK 1526952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes    X   No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ____	Accelerated filer ____
Non-accelerated filer ____	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes____ No   X

As of May 1, 2012, there were 2,407,151 shares of the registrant’s common stock outstanding.

WELLESLEY BANCORP, INC.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(In thousands)
Assets

Cash and due from banks	$4,537	$3,882
Short-term investments	24,087	29,642
Total cash and cash equivalents	28,624	33,524

Certificates of deposit	600	100
Securities available for sale, at fair value	41,905	36,088
Federal Home Loan Bank of Boston stock, at cost	1,714	1,930

Loans	234,083	225,229
Less allowance for loan losses	(3,456)	(3,396)
Loans, net	230,627	221,833

Bank-owned life insurance	4,244	4,208
Premises and equipment, net	1,973	1,168
Accrued interest receivable	970	911
Net deferred tax asset	1,965	1,236
Prepaid FDIC assessment	539	589
Other assets	1,035	1,561

Total assets	$314,196	$303,148

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$34,956	$31,017
Interest-bearing	214,662	214,229
	249,618	245,246
Short-term borrowings	7,070	7,059
Long-term debt	13,500	7,500
Stock subscriptions	—	19,666
Accrued expenses and other liabilities	871	946
Total liabilities	271,059	280,417

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 14,000,000 shares authorized, 2,407,151 shares issued at March 31, 2012; none issued December 31, 2011	24	—
Additional paid-in capital	22,791	—
Retained earnings	21,551	22,104
Accumulated other comprehensive income	675	627
Unearned compensation – ESOP	(1,904)	—
Total stockholders' equity	43,137	22,731

Total liabilities and stockholders' equity	$314,196	$303,148

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2012	2011

	(In thousands)
Interest and dividend income:
Interest and fees on loans	$3,116	$3,041
Debt securities:
Taxable	183	136
Tax-exempt	69	48
Interest on short-term investments and certificates of deposit	15	19
Dividends on FHLB stock	2	1
Total interest and dividend income	3,385	3,245

Interest expense:
Deposits	525	566
Short-term borrowings	21	20
Long-term debt	71	137
Total interest expense	617	723

Net interest income	2,768	2,522
Provision for loan losses	150	300

Net interest income, after provision for loan losses	2,618	2,222

Noninterest income:
Customer service fees	27	32
Income on bank-owned life insurance	36	36
Wealth management fees	43	25
Miscellaneous	11	12
Total noninterest income	117	105

Noninterest expenses:
Salaries and employee benefits	1,100	942
Occupancy and equipment	286	198
Data processing	116	95
FDIC insurance	55	92
Contributions	1,800	8
Other general and administrative	355	219
Total noninterest expenses	3,712	1,554

Income (loss) before income taxes	(977)	773

Provision (benefit) for income taxes	(424)	281
Net income (loss)	(553)	492
Other comprehensive income:
Unrealized holding gains (losses) on available-for-sale securities	74	(56)
Tax effect	(26)	17
Total other comprehensive income (loss)	48	(39)
Comprehensive income (loss)	$(505)	$453

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Unearned Compensation	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	ESOP	Equity
	(Dollars in thousands)

Balance at December 31, 2010	—	$—	$—	$20,099	$309	$—	$20,408
Net income	—	—	—	492	—	—	492
Other comprehensive loss	—	—	—	—	(39)	—	(39)
Balance at March 31, 2011	—	$—	$—	$20,591	$270	$—	$20,861

Balance at December 31, 2011	—	$—	$—	$22,104	$627	$—	$22,731

Net loss	—	—	—	(553)	—	—	(553)
Other comprehensive income	—	—	—	—	48	—	48
Issuance of common stock for initial public offering, net of expenses of $1,260	2,249,674	22	21,214	—	—	—	21,236
Issuance of common stock to the Wellesley Bank Charitable Foundation	157,477	2	1,573	—	—	—	1,575
Stock purchased by the ESOP	—	—	—	—	—	(1,926)	(1,926)
ESOP shares committed to be allocated (2,140)	—	—	4	—	—	22	26

Balance at March 31, 2012	2,407,151	$24	$22,791	$21,551	$675	$(1,904)	$43,137

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(553)	$492
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Provision for loan losses	150	300
Depreciation and amortization	54	50
Net amortization of securities	73	36
Accretion of net deferred loan fees	(94)	(94)
Income on bank-owned life insurance	(36)	(36)
Deferred income tax provision (benefit)	(755)	361
Issuance of common stock to Wellesley Bank Charitable Foundation	1,575	—
ESOP expense	26	—
Net change in:
Accrued interest receivable	(59)	4
Other assets	526	(214)
Prepaid FDIC assessment	50	90
Accrued expenses and other liabilities	(75)	148
Net cash provided by operating activities	882	1,137

Cash flows from investing activities:
Activity in certificates of deposit:
Maturities	—	1,742
Purchases	(500)	—
Activity in securities available for sale:
Maturities, prepayments and calls	1,135	1,694
Purchases	(6,951)	(2,218)
Redemption of Federal Home Loan Bank Stock	216	—
Loan originations, net	(8,850)	(4,474)
Additions to premises and equipment	(859)	(45)
Net cash used by investing activities	(15,809)	(3,301)

Cash flows from financing activities:
Net increase in deposits	4,372	3,050
Proceeds from long-term debt	6,000	—
Increase in short-term borrowings	11	921
Conversion of stock subscriptions to common stock	(19,666)	—
Net proceeds from the issuance of common stock	21,236	—
Acquisition of common stock by ESOP	(1,926)	—
Net cash provided by financing activities	10,027	3,971

Net change in cash and cash equivalents	(4,900)	1,807

Cash and cash equivalents at beginning period	33,524	18,397
Cash and cash equivalents at end of period	$28,624	$20,204

Supplementary information:
Interest paid	$620	$724
Income taxes paid	225	200

See accompanying notes to consolidated financial statements.

WELLESLEY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - STOCK CONVERSION

On July 20, 2011, the Board of Directors of Wellesley Bank (the “Bank”) adopted a Plan of Conversion (the “Plan”) whereby the Bank would convert from a Massachusetts mutual cooperative bank to a Massachusetts stock cooperative bank and become a wholly-owned subsidiary of a Maryland-chartered stock corporation, Wellesley Bancorp, Inc. (the “Company”).  The Company would offer stock on a priority basis to qualifying depositors, tax-qualified employee plans, and employees, officers and directors of the Bank (the “Conversion”).

At December 31, 2011, stock subscriptions received aggregated $19,666,000 and were included in liabilities in the accompanying consolidated balance sheet.  Conversion costs were deferred and subsequently reduced the proceeds from the shares sold in the Conversion.  At March 31, 2012, conversion costs amounting to $1,260,000 are reflected as a reduction of the offering proceeds in the accompanying consolidated statement of changes in stockholders’ equity.

On January 25, 2012, the Conversion was completed and the Company became the parent holding company for the Bank.  A total of 2,249,674 shares of the Company common stock were issued, including those issued to our employee stock ownership plan, at $10.00 per share through which the Company received net offering proceeds of $21.2 million.  Additionally, the Company contributed $225,000 in cash and 157,477 shares of common stock to the Wellesley Bank Charitable Foundation.  The total number of shares of common stock outstanding upon completion of the Conversion was 2,407,151 shares.  All eligible subscribers and community members who properly completed and timely submitted a stock order form were allocated the number of shares of common stock requested in their stock order form.

As part of the Conversion, the Bank established a liquidation account in an amount equal to the net worth of the Bank as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the Conversion, or $22,148,000.  The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at the Bank after the Conversion.  The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date.  Subsequent increases will not restore an account holder’s interest in the liquidation account.  In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary; the Bank, the principal operating entity, and its wholly-owned subsidiaries; Wellesley Securities Corporation, which engages in the business of buying, selling and dealing in securities exclusively on its own behalf; Wellesley Investment Partners, LLC, formed for the purpose of providing investment management services for individuals, not-for-profit entities and businesses; and Central Linden, LLC, formed for the purpose of holding, managing and selling foreclosed real estate.  All significant intercompany balances and transactions have been eliminated in consolidation.  These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K.  The results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Earnings per share is not presented herein as common shares have not been outstanding during the entire three months ended March 31, 2012.  At March 31, 2012, there are no common stock equivalents.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income/loss.

The components of accumulated other comprehensive income and related tax effects are as follows:

	March 31,	December 31,
	2012	2011
	(In thousands)
Unrealized holding gains on securities available for sale	$1,109	$1,035
Tax effect	(434)	(408)
Net-of tax amount	$675	$627

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  This ASU clarifies and expands the disclosures pertaining to unobservable inputs used in Level 3 fair value measurements.  The guidance also requires, for public companies, disclosure of the level within the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed.  The amendments in this ASU are to be applied prospectively.   This guidance was adopted by the Company on January 1, 2012 and relevant additional disclosures have been provided in Note 7 to the accompanying consolidated financial statements.

In June 2011, the FASB issued ASU 2011-5, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This ASU provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  For public entities, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12 to effectively defer only those changes in ASU 2011-05 that relate to presentation of reclassification adjustments out of accumulated other comprehensive income.  The Company adopted this guidance on January 1, 2012 and has elected to present a single continuous statement of comprehensive income herein.

On January 1, 2012, the Company adopted the FASB ASU 2011-03, Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements. This Update provides additional guidance which affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the tranferor to repurchase or redeem the financial assets before their maturity. The amendment removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Adopting the Update did not have a significant impact on the Company’s consolidated financial statements.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$10,342	$286	$(1)	$10,627
Government-sponsored enterprises	13,049	264	(12)	13,301
SBA asset-backed securities	2,351	115	(1)	2,465
State and municipal bonds	7,807	401	(1)	8,207
Government-sponsored enterprise obligations	2,335	20	—	2,355
Corporate bonds	4,912	44	(6)	4,950

	$40,796	$1,130	$(21)	$41,905

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value

	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$10,861	$268	$	(3)	$11,126
Government-sponsored enterprises	10,627	246		(7)	10,866
SBA asset-backed securities	2,402	106		(1)	2,507
State and municipal bonds	7,815	431		—	8,246
Government-sponsored enterprise obligations	2,349	20		(5)	2,364
Corporate bonds	999	7		(27)	979

	$35,053	$1,078		$(43)	$36,088

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2012 are as follows.  Expected maturities may differ from contractual maturities because the issuer, in certain instances, has the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012		December 31, 2011
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Within 1 year	$100	$100	$100	$101
After 1 year to 5 years	8,001	8,147	3,582	3,670
After 5 years to 10 years	2,139	2,249	1,950	2,040
After 10 years	4,814	5,016	5,531	5,778
	15,054	15,512	11,163	11,589
Mortgage- and asset-backed securities	25,742	26,393	23,890	24,499

	$40,796	$41,905	$35,053	$36,088

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

March 31, 2012	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$—	$—	$1	$50
Government-sponsored enterprises	12	3,290	—	—
SBA asset-backed securities	1	241	—	—
State and municipal bonds	1	191	—	—
Corporate bonds	6	1,449	—	—

	$20	$5,171	$1	$50

December 31, 2011

Residential mortgage-backed securities:
Government National Mortgage Association	$2	$519	$1	$50
Government-sponsored enterprises	7	2,201	—	—
SBA asset-backed securities	—	—	1	249
Government-sponsored enterprise obligations	5	1,976	—	—
Corporate bonds	27	542	—	—

	$41	$5,238	$2	$299

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the balances of loans is as follows:

	March 31,	December 31,
	2012	2011
	(In thousands)
Real estate loans:
Residential – fixed	$14,011	$16,400
Residential – variable	69,911	63,826
Commercial	72,980	71,880
Construction	43,054	39,267
	199,956	191,373

Commercial loans:
Secured	12,352	12,224
Unsecured	1,007	1,038
	13,359	13,262

Consumer loans:
Home equity lines of credit	20,649	20,463
Other	501	512
	21,150	20,975

Total loans	234,465	225,610

Less:
Allowance for loan losses	(3,456)	(3,396)
Net deferred origination fees	(382)	(381)

Loans, net	$230,627	$221,833

The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012 and 2011:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Three Months Ended March 31, 2012

Allowance at December 31, 2011	$626	$988	$1,119	$382	$153	$16	$112	$3,396

Provision (credit) for loan losses	60	22	90	86	1	(2)	(107)	150
Loans charged off	—	—	—	(90)	—	—	—	(90)

Allowance at March 31, 2012	$686	$1,010	$1,209	$378	$154	$14	$5	$3,456

Three Months Ended March 31, 2011

Allowance at December 31, 2010	$319	$356	$1,258	$384	$84	$16	$273	$2,690

Provision (credit) for loan losses	193	92	19	85	4	2	(95)	300
Loans charged off	(61)	—	—	—	—	—	—	(61)

Allowance at March 31, 2011	$451	$448	$1,277	$469	$88	$18	$178	$2,929

Further information pertaining to the allowance for loan losses at March 31, 2012 and December 31, 2011 is as follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
March 31, 2012

Allowance related to loans individually evaluated and deemed to be impaired	$—	$137	$412	$—	$—	$—	$—	$549

Allowance related to loans individually evaluated and not deemed impaired, and those collectively evaluated for impairment	686	873	797	378	154	14	5	2,907

Total allowance	$686	$1,010	$1,209	$378	$154	$14	$5	$3,456

Impaired loan balances individually evaluated and deemed to be impaired	$1,305	$253	$3,050	$—	$112	$—	$—	$4,720

Loan balances individually evaluated and not deemed impaired, and those collectively evaluated for impairment	82,617	72,727	40,004	13,359	20,537	501	—	229,745

Total loans	$83,922	$72,980	$43,054	$13,359	$20,649	$501	$—	$234,465

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
December 31, 2011

Allowance related to loans individually evaluated and deemed to be impaired	$—	$142	$437	$41	$—	$—	$—	$620

Allowance related to loans individually evaluated and not deemed impaired, and those collectively evaluated for impairment	626	846	682	341	153	16	112	2,776

Total allowance	$626	$988	$1,119	$382	$153	$16	$112	$3,396

Impaired loan balances individually evaluated and deemed to be impaired	$2,525	$1,356	$3,146	$163	$16	$—	$—	$7,206

Loan balances individually evaluated and not deemed impaired, and those collectively evaluated for impairment	77,701	70,524	36,121	13,099	20,447	512	—	218,404

Total loans	$80,226	$71,880	$39,267	$13,262	$20,463	$512	$—	$225,610

The following is a summary of past due and non-accrual loans at March 31, 2012 and December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Non-accrual Loans
	(In thousands)
March 31, 2012

Residential real estate	$428	$—	$1,305	$1,733	$—	$1,305
Commercial real estate	253	—	—	253	—	253
Construction	—	—	—	—	—	3,050
Commercial	—	—	—	—	—	—
Consumer:
Home equity lines of credit	—	—	13	13	—	13
Other consumer	—	—	8	8	—	8
Total	$681	$—	$1,326	$2,007	$—	$4,629

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Non-accrual Loans
	(In thousands)
December 31, 2011

Residential real estate	$168	$446	$1,085	$1,699	$—	$2,304
Commercial real estate	—	—	213	213	—	1,356
Construction	—	—	—	—	—	3,145
Commercial	—	—	—	—	—	73
Consumer:
Home equity lines of credit	288	—	17	305	—	17

Total	$456	$446	$1,315	$2,217	$—	$6,895

The following is a summary of impaired loans at March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

	(In thousands)

Impaired loans without a valuation allowance:
Residential real estate	$1,305	$1,305	$—	$2,525	$2,525	$—
Commercial real estate	—	—	—	261	261	—
Home equity lines of credit	112	112	—	17	17	—
Total	1,417	1,417	—	2,803	2,803	—

Impaired loans with a valuation allowance:
Residential real estate	—	—	—	—	—	—
Commercial real estate	253	253	137	1,095	1,095	142
Construction	3,050	3,050	412	3,145	3,145	437
Commercial	—	—	—	163	163	41
Total	3,303	3,303	549	4,403	4,403	620

Total impaired loans	$4,720	$4,720	$549	$7,206	$7,206	$620

Further information pertaining to impaired loans follows:

	Three Months Ended March 31, 2012
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis

	(In thousands)

Residential real estate	$2,219	$39	$39
Commercial real estate	857	32	32
Construction	2,670	39	39
Commercial	10	2	2
Home equity lines of credit	39	—	—

Total	$5,795	$112	$112

	Three Months Ended March 31, 2011
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis

	(In thousands)

Residential real estate	$1,731	$14	$14
Commercial real estate	1,088	11	11
Construction	432	—	—
Commercial	160	1	1
Total	$3,411	$26	$26

No additional funds are committed to be advanced in connection with impaired loans.

The following is a summary of troubled debt restructurings for the three months ended March 31, 2012:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)

Commercial Real Estate	2	$257	$257

Monthly payment terms were modified on two commercial real estate loans to one borrower to reduce required payments to $500 per month on each loan. These loans are currently on non-accrual and are in a principal only collection status. Reserves for expected uncollectable principal totaling $137,000 have been established and are a component of specific reserves in the allowance for loan losses of March 31, 2012.

There were no troubled debt restructurings that defaulted during the three months ended March 31, 2012, and for which the default was within on year of the restructure date.

Credit Quality Information

The Company utilizes an eleven-grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1 – 31:  Loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated 4:  Loans in this category are considered “special mention.”  These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 5:  Loans in this category are considered “substandard.”  Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged.  There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

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

Category 8:  Loans in this category only include commercial loans under $25,000 with no other outstandings or relationships with the Company. They are not rated in accordance with regulatory guidelines.

Category 9:  Loans in this category include loans which otherwise require rating but which have not been rated, or loans for which the Company’s loan policy does not require rating.

Category 10:  Loans in this category include credit commitments/relationships that cannot be rated due to a lack of financial information or inaccurate financial information.  If, within 60 days of the assignment of a 10 rating, information is still not available to allow a standard rating, the credit will be rated 5.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial loans.  During each calendar year, the Company engages an independent third party to review a significant portion of loans within these segments.  Management uses the results of these reviews as part of its annual review process. On a monthly basis, the Company reviews the residential real estate and consumer loan portfolio for credit quality primarily through the use of delinquency reports.

 The following table presents the Company’s loans by risk rating

	March 31, 2012				December 31, 2011
	Commercial Real Estate	Construction	Commercial	Total	Commercial Real Estate	Construction	Commercial	Total
	(In thousands)

Loans rated 1 – 31	$69,345	$40,004	$11,646	$120,995	$67,579	$36,121	$11,741	$115,441
Loans rated 4	3,523	—	1,571	5,094	2,945	—	1,448	4,393
Loans rated 5	—	3,050	—	3,050	1,095	3,146	—	4,241
Loans rated 6	112	—	142	254	261	—	73	334
Loans rated 7	—	—	—	—	—	—	—	—
Categories 8 – 9	—	—	—	—	—	—	—	—
Category 10	—	—	—	—	—	—	—	—

Total	$72,980	$43,054	$13,359	$129,393	$71,880	$39,267	$13,262	$124,409

NOTE 7 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Determination of fair value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

Fair value hierarchy

The Company groups its assets generally measured at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.

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

Transfers between levels are recognized at the end of a reporting period, if applicable.

The following methods and assumptions were used by the Company in estimating fair value disclosures:

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

Federal Home Loan Bank (FHLB) stock:  The carrying value of FHLB stock is deemed to approximate fair value, based on the redemption provisions of the FHLB of Boston.

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

Assets measured at fair value on a recurring basis

Assets measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011 are summarized below.  There are no liabilities measured at fair value on a recurring basis at March 31, 2012 or December 31, 2011.

	March 31, 2012
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$—	$10,627	$—	$10,627
Government-sponsored enterprises	—	13,301	—	13,301
SBA asset-backed securities	—	2,465	—	2,465
State and municipal bonds	—	8,207	—	8,207
Government-sponsored enterprise obligations	—	2,355	—	2,355
Corporate bonds	—	4,950	—	4,950

Total assets	$—	$41,905	$—	$41,905

	December 31, 2011
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$—	$11,126	$—	$11,126
Government-sponsored enterprises	—	10,866	—	10,866
SBA asset-backed securities	—	2,507	—	2,507
State and municipal bonds	—	8,246	—	8,246
Government-sponsored enterprise obligations	—	2,364	—	2,364
Corporate bonds	—	979	—	979

Total assets	$—	$36,088	$—	$36,088

Assets measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of March 31, 2012 and December 31, 2011.

				Three Months Ended March 31,
	March 31, 2012			2012	2011
	Level 1	Level 2	Level 3	Total Gains(Losses)	Total Gains(Losses)
	(In thousands)
Impaired loans	$—	$—	$3,303	$16	$(38)

	December 31, 2011
	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans	$—	$—	$2,864

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

There are no liabilities measured at fair value on a non-recurring basis at March 31, 2012 or December 31, 2011.

Summary of fair values of financial instruments

The estimated fair values, and related carrying amounts of the Company’s financial instruments are outlined in the table below.  Certain financial instruments and all nonfinancial instruments are excluded from disclosure requirements.  Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	March 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
		(In thousands)
Financial assets:
Cash and cash equivalents	$28,624	$28,624	$—	$—	$28,624
Certificates of deposit	600	600	—	—	600
Securities available for sale	41,905	—	41,905	—	41,905
FHLB stock	1,714	—	—	1,714	1,714
Loans, net	230,627	—	—	230,950	230,950
Accrued interest receivable	970	—	—	970	970

Financial liabilities:
Deposits	249,618	—	—	250,805	250,805
Short-term borrowings	7,070	—	7,070	—	7,070
Long-term debt	13,500	—	13,925	—	13,925
Accrued interest payable	27	—	—	27	27

	December 31, 2011
	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$33,524	$33,524
Certificates of deposit	100	100
Securities available for sale	36,088	36,088
FHLB stock	1,930	1,930
Loans, net	221,833	222,143
Accrued interest receivable	911	911

Financial liabilities:
Deposits	245,246	246,315
Short-term borrowings	7,059	7,059
Long-term debt	7,500	7,868
Accrued interest payable	25	25

NOTE 8 - EMPLOYEE STOCK OWNERSHIP PLAN

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock.  This plan is a tax-qualified retirement plan for the benefit of all Company employees.  Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

The Company granted a loan to the ESOP for the purchase of shares of the Company’s common stock at the Conversion date.  As of March 31, 2012, the ESOP holds 192,572 shares, or 8.00% of the common stock outstanding on that date.  The loan obtained by the ESOP from the Company to purchase common stock is payable annually over 15 years at the rate of 3.25% per annum.  The loan can be prepaid without penalty.  Loan payments are expected to be funded by cash contributions from the Company.  The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid.  Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP.  Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

At March 31, 2012, the remaining principal balance on the ESOP debt is payable as follows:

Year Ending December 31,	Amount
(In thousands)

2012	$105
2013	105
2014	108
2015	112
2016	115
Thereafter	1,381

$1,926

Shares held by the ESOP include the following:

March 31, 2012

Allocated	—
Committed to be allocated	2,140
Unallocated	190,432

192,572

The fair value of unallocated shares was approximately $2.4 million at March 31, 2012.

Total compensation expense recognized in connection with the ESOP for the three month period ended March 31, 2012 was $26,000.

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

Forward-looking statements are not guarantees of future performance.  Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements.  Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines.  Additional factors that may affect our results are discussed in the Company’s 2011 Annual Report on Form 10-K under the section titled “Item 1A.–Risk Factors.”  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

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

Deferred Tax Assets.  Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. Management reviews deferred tax assets on a quarterly basis to identify any uncertainties pertaining to realization of such assets.  In determining whether a valuation allowance is required against deferred tax assets, management assesses historical and forecasted operating results, including a review of eligible carry forward periods, tax planning opportunities and other relevant considerations.  We believe the accounting estimate related to the valuation allowance is a critical estimate because the underlying assumptions can change from period to period.  For example, tax law changes or variances in future projected operating performance could result in a change in the valuation allowance.  Should actual factors and conditions differ materially from those used by management, the actual realization of net deferred tax assets could differ materially from the amounts recorded in the financial statements.  If we were not able to realize all or part of our deferred tax assets in the future, an adjustment to the related valuation allowance would be charged to income tax expense in the period such determination was made and could have a negative impact on earnings.  In addition, if actual factors and conditions differ materially from those used by management, we could incur penalties and interest imposed by taxing authorities. A valuation allowance was not required for the five-year charitable carry-forward created primarily by the contribution of 157,477 shares of the Company’s common stock to the Wellesley Charitable Foundation as part of the mutual to stock conversion. Based on historical income it is expected that there will be sufficient income to be able to deduct the entire amount of the contribution over future years.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

General.  Total assets increased $11.0 million, or 3.64%, from $303.1 million at December 31, 2011 to $314.2 million at March 31, 2012.  This increase was reflected in increases in securities available for sale of $5.8 million, or 16.12%, and in net loans of $8.8 million, or 3.96%, while cash and cash equivalents decreased $4.9 million, or 14.62%.  Asset growth was funded primarily by an increase in deposits of $4.4 million, or 1.78% and long-term Federal Home Loan Bank (“FHLB”) advances of $6.0 million, or 80.00%.

Loans.  Loans, net increased $8.8 million, or 3.96%, from $221.8 million at December 31, 2011 to $230.6 million at March 31, 2012.  The increase in loans was due primarily to increases of $3.7 million, or 4.61%, in residential real estate loans, and $3.8 million, or 9.64%, in construction loans.  The increase in residential real estate loans reflected growth of $6.1 million in adjustable-rate mortgage loans and a decrease of $2.4 million in fixed-rate loans.  The increase in construction loans was due to a general upswing in demand for construction loans during the quarter.

Securities.  Total securities increased $5.8 million, or 16.12%, from $36.1 million at December 31, 2011 to $41.9 million at March 31, 2012, as we increased our holdings of floating rate corporate bonds and holdings of shorter-duration mortgage-backed securities.

Deposits.  Total deposits increased $4.4 million, or 1.78%, from $245.2 million at December 31, 2011 to $249.6 million at March 31, 2012.  Non-interest-bearing accounts increased $3.9 million, while money market accounts increased $2.3 million.  Term certificates of deposit decreased $0.2 million during the three-month period ended March 31, 2012.  The increase in non-interest-bearing accounts was reflective of increases in both personal and business checking accounts. MMDA balances increased primarily due to growth in our Connection Club accounts, a premium relationship account.

Borrowings.  We use borrowings from a variety of sources to supplement our supply of funds for loans and securities.  Long-term debt, consisting entirely of FHLB advances, increased $6.0 million, or 80.00%, for the three months ended March 31, 2012.  The increase in FHLB advances was in response to increased lending activity during the quarter and a desire to extend our liability maturities while longer-term interest rates remain low.  Short-term borrowings, consisting entirely of securities sold under agreements to repurchase, were basically unchanged during the three months ended March 31, 2012.

Stockholders Equity. Stockholders’ equity increased $20.4 million, or 89.8%, as a result of the completion of the Company’s stock offering in January 2012.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Overview.  The loss for the three months ended March 31, 2012 was $553,000, compared to net income of $492,000 for the three months ended March 31, 2011.  The $1.0 million decrease was primarily due to the $1.1 million after-tax expense associated with the funding of the Wellesley Bank Charitable Foundation.  Net interest income increased $246,000, or 9.8%, while noninterest expense, exclusive of the Foundation contribution, increased $358,000, or 23.04%.

Net Interest Income.  Net interest income for the three months ended March 31, 2012 increased $246,000, or 9.8%, as compared to the three months ended March 31, 2011.  The increase in net interest income was primarily due to an increase in interest income of $140,000, or 4.3%, and a decrease in interest expense of $106,000, or 14.7%, during the period.   The decrease in interest expense was primarily due to a decrease in the average rates paid on interest-bearing deposits, in particular certificates of deposit and money market accounts.  The average balance of FHLB advances decreased from $12.5 million to $7.6 million, reducing the corresponding interest expense by $66,000 from the comparative three-month period.  The average rates paid on interest-bearing liabilities decreased by 30 basis points from the comparative three-month period.  The decrease in the cost of deposits and borrowings was primarily due to a declining long-term interest rate environment and our continued focus on pricing our deposit offerings at levels competitive within our marketplace.  We experienced an increase in the average balance of interest-bearing deposits of 11.20% in the three-month period ended March 31, 2012 compared to the same period in 2011.

Interest and dividend income increased $140,000, or 4.3%, from $3.2 million for the three-month period ended March 31 2011 to $3.4 million for the three months ended March 31, 2012.  The average balance of interest-earning assets increased 14.8%, while the average rate earned on these assets decreased 52 basis points.  The decline in yield was partially offset by the improvement in interest income attributable to asset growth.  Interest and fees on loans increased $75,000, or 2.5%, due to a 9.4% increase in the average balance of loans partially offset by a 42 basis point decrease in the average rate received on loans.  Interest income from taxable securities increased $47,000, or 34.60%, due to a 49.34% increase in the average balance of taxable securities compared to the prior year period.  The average rate earned on taxable securities of 2.56% fell 29 basis points compared to the same period in the prior year.

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

	For the Three Months Ended March 31,
	2012			2011
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
Interest-earning assets:
Short-term investments	$24,005	$15	0.24%	$15,312	$8	0.21%
Certificates of deposit	105	—	1.23	2,568	11	1.81
Debt securities:
Taxable	28,904	183	2.56	19,355	136	2.85
Tax-exempt	8,285	69	3.35	5,984	48	3.27
Total loans	228,763	3,116	5.48	209,132	3,041	5.90
FHLB stock	1,927	2	0.50	1,930	1	0.31
Total interest-earning assets	291,989	3,385	4.66%	254,281	3,245	5.18%
Allowance for loan losses	(3,446)			(2,793)
Total interest-earning assets less allowance for loan losses	288,543			251,488
Noninterest-earning assets	14,323			12,451
Total assets	$302,866			$263,939
Interest-bearing liabilities:
Regular savings accounts	$27,791	31	0.44%	$23,912	35	0.59%
NOW checking accounts	15,697	8	0.21	13,206	6	0.18
Money market accounts	51,542	75	0.59	43,032	72	0.68
Certificates of deposit	119,985	411	1.38	113,194	453	1.63
Total interest-bearing deposits	215,015	525	0.98	193,344	566	1.19
Short-term borrowings	7,451	21	1.13	6,895	20	1.18
Long-term debt	7,566	71	3.78	12,500	137	4.46
Total interest-bearing liabilities	230,032	617	1.08%	212,739	723	1.38%
Noninterest-bearing demand deposits	35,443			29,739
Other noninterest-bearing liabilities	1,076			890
Total liabilities	266,550			243,368
Stockholders’ equity	36,315			20,571
Total liabilities and stockholders’ equity	$302,866			$263,939
Net interest income		$2,768			$2,522
Net interest rate spread (2)			3.58%			3.80%
Net interest-earning assets (3)	$61,957			$41,542
Net interest margin (4)			3.81%			4.02%
Average total interest-earning assets to average total interest-bearing liabilities	126.93%			119.53%

(1)	Ratios for the three month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represent total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
	Increase (Decrease) Due to		Total Increase (Decrease)
(In thousands)	Volume	Rate
Interest-earning assets:
Short-term investments	$6	$1	$7
Certificates of deposit	(8)	(3)	(11)
Debt securities:
Taxable	58	(11)	47
Tax-exempt	19	2	21
Total loans	230	(155)	75
FHLB stock	—	1	1
Total interest-earning assets	305	(165)	140

Interest-bearing liabilities:
Regular savings	8	(12)	(4)
NOW checking	1	1	2
Money market	15	(12)	3
Certificates of deposit	30	(72)	(42)
Total interest-bearing deposits	54	(95)	(41)
Short-term borrowings	2	(1)	1
Long-term debt	(48)	(18)	(66)
Total interest-bearing liabilities	8	(114)	(106)

Increase (decrease) in net interest income	$297	$(51)	$246

Provision for Loan Losses.  The provision for loan losses was $150,000 for the three months ended March 31, 2012 compared to $300,000 for the three months ended March 31, 2011.  The decrease in the provision reflects a reduction in the balances of impaired loans as of March 31, 2012, compared to balances of December 31, 2011.

Analysis of Loan Loss Experience.  The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Balance at beginning of period	$3,396	$2,690
Provision for loan losses	150	300
Charge-offs:
Real estate loans:
Residential	—	(61)
Commercial	(90)	—
Construction	—	—
Commercial loans	—	—
Consumer loans	—	—
Total charge-offs	(90)	(61)
Recoveries	—	—
Net charge- offs	(90)	(61)
Allowance at end of period	$3,456	$2,929
Allowance for loan losses to nonperforming loans at end of period	74.66%	42.48%
Allowance for loan losses to total loans at end of period	1.48%	1.39%
Net charge-offs to average loans outstanding during the period	0.04%	0.03%

Noninterest Income.  Noninterest income totaled $117,000, an increase of $12,000, or 11.43%, as wealth management fees increased $18,000 from the comparable 2011 period.

Noninterest Expenses.  Noninterest expense, exclusive of the $1.8 million contribution to establish the Foundation, increased $358,000 to $1.9 million during the three months ended March 31, 2012 from $1.6 million for the three months ended March 31, 2011.  Factors that contributed to the increase in noninterest expense during the 2012 period were increased salaries and employee benefits of $158,000, or 16.77%, primarily attributable to our recent branch expansion and the appointment of a new chief financial officer and a new president of our investment advisory subsidiary. Occupancy and equipment expense increased $88,000 resulting from normal rent increases and additional rent and other expense associated with the new branch and related expanded office space.  These increases in noninterest expense were partially offset by a decrease of $37,000 in Federal Deposit Insurance Corporation assessments reflecting changes to the Federal Deposit Insurance Corporation assessment base and changes to the assessment formula.

Income Taxes.  An income tax benefit of $424,000 was recorded during the quarter ended March 31, 2012 compared to expense of $281,000 in the comparable 2011 quarter.  The tax benefit was primarily associated with the contribution to the Foundation as $719,000 of deferred tax benefit was recognized in connection with the contribution.  The effective tax rate for the 2012 three-month period was (43.4)%, compared with 36.4% for the 2011 three-month period.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits in other banks, and corporate bonds.  The level of these assets depends on our operating, financing, lending and investing activities during any given period.  At March 31, 2012, cash and cash equivalents totaled $28.6 million.  Securities classified as available-for-sale, whose aggregate market value exceeds cost, had a market value of $41.9 million, and short-term investments of $24.1 million at March 31, 2012, provide additional sources of liquidity.

At March 31, 2012, we had $20.6 million in borrowings outstanding, including $13.5 million Federal Home Loan Bank of Boston advances and $7.1 million of securities under agreements to repurchase.  In addition, at March 31, 2012, we had the ability to borrow a total of $26.7 million in unused borrowing capacity from the Federal Home Loan Bank of Boston.  At March 31, 2012, we also had the ability to borrow $12.2 million from the Co-operative Central Bank and $15.5 million from the Federal Reserve Bank under a collateralized borrowing program, none of which was outstanding at that date.

At March 31, 2012, we had $46.6 million in loan commitments outstanding, which included $14.6 million in unadvanced home equity lines of credit, $7.2 million in unadvanced commercial lines of credit, $11.4 million in unadvanced funds on construction loans, and $13.4 million in new loan originations.

Term certificates of deposit due within one year of March 31, 2012 amounted to $64.8 million, or 54.27% of total term certificates. This total has decreased $3.2 million from December 31, 2011 while balances of term certificates maturing in more than one year have increased $1.9 million. Balances of term certificates that mature within one year reflect customer preferences for greater liquidity of personal funds, while longer-dated certificates reflect a willingness among customers to accept current interest rates for extended time periods. If maturing deposits are not renewed, we will be required to seek other sources of funds, including new term certificates and other borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing funds. Management believes, however, based on past experience that a significant portion of our term certificates will be renewed. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and will have to provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income will be dividends received from the Bank and earnings from investment of net proceeds from the offering retained by the Company. Massachusetts banking law and Federal Deposit Insurance Corporation regulations limit distributions of capital. In addition, the Company is subject to policy of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality and overall financial condition. Finally, in connection with its nonobjection to the conversion, the Federal Deposit Insurance Corporation has required the Bank to commit that for the three-year period immediately following the closing of the conversion it will not make any distribution of capital to the Company, including cash dividends, except in accordance with Federal Deposit Insurance Corporation laws and regulations and as provided for in the business plan submitted with the conversion application without the prior approval of the Boston Area Office of the Federal Deposit Insurance Corporation if such action would cause the Bank’s tier 1 leverage and total risk-based capital ratios to fall below 8.0% and 12.0%, respectively. At March 31, 2012, the Company had $28.6 million of liquid assets as represented by cash and cash equivalents on an unconsolidated basis.

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks, including a risk-based capital measure. The Company is also subject to similar capital requirements set by the Federal Reserve Board.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2012, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

We strive to manage our capital for maximum shareholder benefit. The capital from our stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting over time in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. To help us better manage our capital, we may consider the use of such tools as common share repurchases and cash dividends as regulations permit. However, under FDIC regulations, we will not be allowed to repurchase any shares during the first year following the offering, except that stock repurchases of no greater than 5% of outstanding capital stock may be made during this one-year period where compelling and valid business reasons are established to the satisfaction of the Federal Deposit Insurance Corporation.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For information about our loan commitments and unused lines of credit see Liquidity and Capital Resources herein.

For the three months ended March 31, 2012, the Bank did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Bank’s financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

At March 31, 2012, there have not been any material changes to the market risk disclosure from that contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Qualitative Aspects of Market Risk

The primary risk affecting the financial condition and operating results of the Company and the Bank is interest rate risk. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: originating adjustable-rate loans for retention in our loan portfolio; selling in the secondary market substantially all newly originated conforming fixed rate residential mortgage loans, promoting core deposit products and short-term time deposits; adjusting the maturities of borrowings and adjusting the investment portfolio mix and duration. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income and equity simulations.  The simulations use projected repricing of assets and liabilities at March 31, 2012 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rates can have a significant impact on the simulations.  Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  Our asset sensitivity would be reduced if prepayments slow and would increase if prepayments accelerated.  While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects the estimated effects of changes in interest rates on the present value of our equity at March 31, 2012 and on our projected net interest income from March 31, 2012 through March 31, 2013.

	As of March 31, 2012			Over the Next 12 Months Ending March 31, 2013
	Present Value of Equity			Projected Net Interest Income
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
			(Dollars in thousands)
300 bp	$39,659	$(5,814)	(12.79)%	$11,073	$186	1.71%
200	41,254	(4,219)	(9.28)	11,024	137	1.26
100	43,475	(1,998)	(4.39)	10,907	20	0.19
0	45,473	—	—	10,887	—	—
(100)	46,588	1,115	2.45	10,620	(267)	(2.45)

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

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A.  Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 26, 2012.  As of March 31, 2012, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)           On January 25, 2012, the Company completed its stock offering in connection with the mutual-to-stock conversion of the Bank. In the stock offering, a total of 2,249,674 shares with an aggregate offering price of $22,496,740 were sold by the Company in a subscription offering and community offering.  In addition, the Company contributed $225,000 in cash and 157,477 shares of common stock to the Wellesley Bank Charitable Foundation.  Pursuant to a registration statement on Form S-1 (No. 333-176764), which was declared effective by the Securities and Exchange Commission on November 14, 2011, $33,961,800 of securities were registered, of which a maximum of 3,174,000 shares with an aggregate offering price of $31,740,000 were offered for a purchase price of $10.00 per share, and a maximum of 222,180 shares could be contributed to the Wellesley Bank Charitable Foundation.  The offering was commenced on November 21, 2011 and completed on January 25, 2012.

Sandler O’Neill & Partners, L.P. (“Sandler”) was engaged to assist in the marketing of the common stock. For their services, Sandler received a success fee of $270,000 plus expenses.  Sandler also was engaged to act as our records management agent in connection with the offering.  For these services, Sandler received a fee of $15,000 plus expenses.

Expenses related to the offering were approximately $1.3 million, including the expenses paid to Sandler described above, none of which were paid to officers or directors of the Company or the Bank or associates of such persons.  No underwriting discounts, commissions or finders fees were paid in connection with the offering.  Net proceeds of the offering, prior to funding the ESOP as discussed in the next paragraph, were approximately $19.3 million.  As a result of completion of the offering, 2,407,151 shares of Company common stock were outstanding as of March 31, 2012.

Of the net proceeds of the stock offering, $10.6 million were contributed to the Bank.  Additionally, $1.93 million, an amount necessary to allow the ESOP to purchase 192,572 shares of Company common stock at $10.00 per share, was loaned to the ESOP.  In addition, $225,000 was contributed to the Wellesley Bank Charitable Foundation.  All further proceeds were retained at the holding company level for future capital needs.

Initially, both the Company and the Bank have invested the net proceeds from the stock offering in short-term investments until these proceeds can be deployed for other purposes.

(c)           Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation of Wellesley Bancorp, Inc. (1)

3.2	Bylaws of Wellesley Bancorp, Inc. (2)

10.1	Amended and Restated Executive Salary Continuation Agreement between Wellesley Bank andThomas J. Fontaine, as amended+

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

101.1*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balances Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

________________________________________
*	Furnished, not filed.
+	Management contract or compensation plan or arrangement.

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

WELLESLEY BANCORP, INC.

Dated:	May 11, 2012	By:	/s/ Thomas J. Fontaine
Thomas J. Fontaine
President and Chief Executive Officer
(principal executive officer)

Dated:	May 11, 2012	By:	/s/ Gary P. Culyer
Gary P. Culyer
Chief Financial Officer and Treasurer
(principal accounting and financial officer)