Form 10-Q
period 2012-06-30
Wellesley Bancorp, Inc.
filed 2012-08-14
CIK 1526952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes    X   No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ____	Accelerated filer ____
Non-accelerated filer ____	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ____  No   X

As of August 1, 2012, there were 2,407,151 shares of the registrant’s common stock outstanding.

WELLESLEY BANCORP, INC.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Assets

Cash and due from banks	$5,230	$3,882
Short-term investments	12,538	29,642
Total cash and cash equivalents	17,768	33,524

Certificates of deposit	600	100
Securities available for sale, at fair value	45,439	36,088
Federal Home Loan Bank of Boston stock, at cost	1,714	1,930
Loans held for sale	2,146	—

Loans	247,780	225,273
Less allowance for loan losses	(3,550)	(3,396)
Loans, net	244,230	221,877

Bank-owned life insurance	6,291	4,208
Premises and equipment, net	2,094	1,168
Accrued interest receivable	997	911
Net deferred tax asset	1,831	1,236
Prepaid FDIC assessment	496	589
Other assets	1,043	1,517

Total assets	$324,649	$303,148

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$33,051	$31,017
Interest-bearing	215,928	214,229
	248,979	245,246
Short-term borrowings	7,595	7,059
Long-term debt	23,500	7,500
Stock subscriptions	—	19,666
Accrued expenses and other liabilities	868	946
Total liabilities	280,942	280,417

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 14,000,000 shares authorized, 2,407,151 shares issued and outstanding at June 30, 2012; none issued at December 31, 2011	24	—
Additional paid-in capital	22,804	—
Retained earnings	21,985	22,104
Accumulated other comprehensive income	766	627
Unearned compensation – ESOP	(1,872)	—
Total stockholders' equity	43,707	22,731

Total liabilities and stockholders' equity	$324,649	$303,148

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands except per share data)
Interest and dividend income:
Interest and fees on loans	$3,157	$2,976	$6,273	$6,017
Debt securities:
Taxable	199	149	382	285
Tax-exempt	67	61	136	109
Interest on short-term investments and certificates of deposit	14	19	29	38
Dividends on FHLB stock	2	2	4	3
Total interest and dividend income	3,439	3,207	6,824	6,452
Interest expense:
Deposits	516	559	1,041	1,125
Short-term borrowings	22	20	43	40
Long-term debt	99	125	170	262
Total interest expense	637	704	1,254	1,427

Net interest income	2,802	2,503	5,570	5,025
Provision for loan losses	100	300	250	600
Net interest income, after provision for loan losses	2,702	2,203	5,320	4,425

Noninterest income:
Customer service fees	46	46	73	78
Loss on sale of securities, net	(1)	—	(1)	—
Income on bank-owned life insurance	46	37	83	73
Wealth management fees	46	27	89	52
Miscellaneous	11	12	21	24
Total noninterest income	148	122	265	227
Noninterest expenses:
Salaries and employee benefits	1,245	944	2,345	1,886
Occupancy and equipment	318	204	604	402
Data processing	99	94	215	189
FDIC insurance	47	93	102	185
Contributions	1	6	1,801	14
Other general and administrative	462	258	817	477
Total noninterest expenses	2,172	1,599	5,884	3,153

Income (loss) before income taxes	678	726	(299)	1,499
Provision (benefit) for income taxes	244	260	(180)	541

Net income (loss)	434	466	(119)	958

Other comprehensive income:
Unrealized holding gains on available-for-sale securities	151	182	224	125
Tax effect	(60)	(64)	(85)	(46)

Total other comprehensive income	91	118	139	79

Comprehensive income	$525	$584	$20	$1,037

Weighted average shares outstanding (basic and fully diluted)	2,216,184	N/A	N/A	N/A
Earnings per common share (basic and fully diluted)	$0.20	N/A	N/A	N/A

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2012 and 2011

	Common Stock		Additional		Accumulated Other	Unearned	Total
	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income	Compensation ESOP	Stockholders’ Equity
	(Dollars in thousands)
Balance at December 31, 2010	—	$—	$—	$20,099	$309	$—	$20,408
Net income	—	—	—	958	—	—	958
Other comprehensive income	—	—	—	—	79	—	79
Balance at June 30, 2011	—	$—	$—	$21,057	$388	$—	$21,445

Balance at December 31, 2011	—	$—	$—	$22,104	$627	$—	$22,731

Net loss	—	—	—	(119)	—	—	(119)
Other comprehensive income	—	—	—	—	139	—	139
Issuance of common stock for initial public offering, net of expenses of $1,260	2,249,674	22	21,214	—	—	—	21,236
Issuance of common stock to Wellesley Bank Charitable Foundation	157,477	2	1,573	—	—	—	1,575
Stock purchased by the ESOP	—	—	—	—	—	(1,926)	(1,926)
ESOP shares committed to be allocated (5,349)	—	—	17	—	—	54	71

Balance at June 30, 2012	2,407,151	$24	$22,804	$21,985	$766	$(1,872)	$43,707

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(119)	$958
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Provision for loan losses	250	600
Depreciation and amortization	129	102
Net amortization of securities	111	75
Loans originated for sale	(5,750)	—
Loans sold	3,604	—
Loss on sale of securities, net	1	—
Accretion of net deferred loan fees	(214)	(179)
Income on bank-owned life insurance	(83)	(73)
Deferred income tax benefit	(681)	(164)
Issuance of common stock to Wellesley Bank Charitable Foundation	1,575	—
ESOP expense	71	—
Net change in:
Accrued interest receivable	(86)	38
Other assets	474	(87)
Prepaid FDIC assessment	93	185
Accrued expenses and other liabilities	(78)	(119)
Net cash provided by operating activities	(703)	1,336

Cash flows from investing activities:
Activity in certificates of deposit:
Maturities	—	1,742
Purchases	(500)	—
Activity in securities available for sale:
Maturities, prepayments and calls	2,818	2,938
Purchases	(12,057)	(5,829)
Redemption of Federal Home Loan Bank stock	216	—
Loan originations, net	(22,388)	(1,690)
Additions to premises and equipment	(1,055)	(111)
Purchases of bank-owned life insurance	(2,000)	—
Net cash used by investing activities	(34,966)	(2,950)

Cash flows from financing activities:
Net increase in deposits	3,733	6,235
Proceeds from long-term debt	16,000	—
Repayments of long-term debt	—	(5,000)
Increase in short-term borrowings	536	619
Conversion of stock subscriptions to common stock	(19,666)	—
Net proceeds from the issuance of common stock	21,236	—
Acquisition of common stock by ESOP	(1,926)	—
Net cash provided by financing activities	19,913	1,854

Net change in cash and cash equivalents	(15,756)	240

Cash and cash equivalents at beginning period	33,524	18,397
Cash and cash equivalents at end of period	$17,768	$18,637

Supplementary information:
Interest paid	$1,255	$1,433
Income taxes paid	475	799

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

At December 31, 2011, stock subscriptions received aggregated $19,666,000 and were included in liabilities in the accompanying consolidated balance sheet.  Conversion costs amounting to $1,260,000 were deferred and subsequently reduced the proceeds from the shares sold in the Conversion.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K.  The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

General component

The general component is based on the following loan segments: residential real estate, commercial real estate, construction, commercial, home equity lines of credit and other consumer.  Management considers a rolling average of historical losses for each segment based on a time frame appropriate to capture relevant loss data for each loan segment, which generally ranges from 3-10 years.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume, concentrations and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.  There were no significant changes to the Bank’s policies or methodology pertaining to the general component of the allowance during 2012 or 2011.

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

NOTE 3 - COMPREHENSIVE INCOME

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

The components of accumulated other comprehensive income and related tax effects are as follows:

	June 30,	December 31,
	2012	2011
	(In thousands)
Unrealized holding gains on securities available for sale	$1,259	$1,035
Tax effect	(493)	(408)
Net-of tax amount	$766	$627

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

On January 1, 2012, the Company adopted the FASB ASU 2011-03, Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements.  This Update provides additional guidance which affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the tranferor to repurchase or redeem the financial assets before their maturity.  The amendment removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The Company adopted this guidance on January 1, 2012 with no impact on its consolidated financial statements.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$9,855	$302	$(1)	$10,156
Government-sponsored enterprises	12,221	370	—	12,591
SBA asset-backed securities	2,255	127	—	2,382
State and municipal bonds	7,507	417	(1)	7,923
Government-sponsored enterprise obligations	5,471	18	(5)	5,484
Corporate bonds	6,871	43	(11)	6,903

	$44,180	$1,277	$(18)	$45,439

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$10,861	$268	$(3)	$11,126
Government-sponsored enterprises	10,627	246	(7)	10,866
SBA asset-backed securities	2,402	106	(1)	2,507
State and municipal bonds	7,815	431	—	8,246
Government-sponsored enterprise obligations	2,349	20	(5)	2,364
Corporate bonds	999	7	(27)	979

	$35,053	$1,078	$(43)	$36,088

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2012 and at December 31, 2011 are as follows.  Expected maturities may differ from contractual maturities because the issuer, in certain instances, has the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$—	$—	$100	$101
After 1 year to 5 years	8,627	8,775	3,582	3,670
After 5 years to 10 years	2,540	2,637	1,950	2,040
After 10 years	8,681	8,898	5,531	5,778
	19,848	20,310	11,163	11,589
Mortgage- and asset-backed securities	24,332	25,129	23,890	24,499

	$44,180	$45,439	$35,053	$36,088

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

June 30, 2012	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$—	$—	$(1)	$50
State and municipal bonds	(1)	301	—	—
Government-sponsored enterprise obligations	(5)	1,977	—	—
Corporate bonds	(6)	2,109	(5)	294

	$(12)	$4,387	$(6)	$344

December 31, 2011

Residential mortgage-backed securities:
Government National Mortgage Association	$(2)	$519	$(1)	$50
Government-sponsored enterprises	(7)	2,201	—	—
SBA asset-backed securities	—	—	(1)	249
Government-sponsored enterprise obligations	(5)	1,976	—	—
Corporate bonds	(27)	542	—	—

	$(41)	$5,238	$(2)	$299

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the balances of loans is as follows:

	June 30,	December 31,
	2012	2011
	(In thousands)
Real estate loans:
Residential – fixed	$15,770	$16,400
Residential – variable	85,482	63,826
Commercial	71,694	71,880
Construction	39,747	39,267
	212,693	191,373

Commercial loans:
Secured	12,240	12,224
Unsecured	972	1,038
	13,212	13,262

Consumer loans:
Home equity lines of credit	21,661	20,463
Other	535	556
	22,196	21,019

Total loans	248,101	225,654

Less:
Allowance for loan losses	(3,550)	(3,396)
Net deferred origination fees	(321)	(381)

Loans, net	$244,230	$221,877

The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2012 and 2011:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Three Months Ended June 30, 2012

Allowance at March 31, 2012	$686	$1,010	$1,209	$378	$154	$14	$5	$3,456

Provision (credit) for loan losses	361	(54)	(288)	31	8	(1)	43	100
Loans charged off	—	—	—	(10)	—	—	—	(10)
Recoveries of loans previously charged off	—	—	—	4	—	—	—	4

Allowance at June 30, 2012	$1,047	$956	$921	$403	$162	$13	$48	$3,550

Three Months Ended June 30, 2011

Allowance at March 31, 2011	$451	$448	$1,277	$469	$88	$18	$178	$2,929

Provision (credit) for loan losses	49	574	(453)	(28)	25	(2)	135	300
Loans charged off	—	—	—	—	—	—	—	—

Allowance at June 30, 2011	$500	$1,022	$824	$441	$113	$16	$313	$3,229

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Six Months Ended June 30, 2012

Allowance at December 31, 2011	$626	$988	$1,119	$382	$153	$16	$112	$3,396

Provision (credit) for loan losses	421	(32)	(198)	117	9	(3)	(64)	250
Loans charged off	—	—	—	(100)	—	—	—	(100)
Recoveries of loans previously charged off	—	—	—	4	—	—	—	4

Allowance at June 30, 2012	$1,047	$956	$921	$403	$162	$13	$48	$3,550

Six Months Ended June 30, 2011

Allowance at December 31, 2010	$319	$356	$1,258	$384	$84	$16	$273	$2,690

Provision (credit) for loan losses	242	666	(434)	57	29	—	40	600
Loans charged off	(61)	—	—	—	—	—	—	(61)

Allowance at June 30, 2011	$500	$1,022	$824	$441	$113	$16	$313	$3,229

Further information pertaining to the allowance for loan losses at June 30, 2012 and December 31, 2011 is as follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
June 30, 2012

Allowance related to loans individually evaluated and deemed to be impaired	$—	$98	$162	$—	$—	$—	$—	$260

Allowance related to loans individually evaluated and not deemed impaired, and those collectively evaluated for impairment	1,047	858	759	403	162	13	48	3,290

Total allowance	$1,047	$956	$921	$403	$162	$13	$48	$3,550

Impaired loan balances individually evaluated and deemed to be impaired	$1,311	$183	$3,050	$—	$108	$—	$—	$4,652

Loan balances individually evaluated and not deemed impaired, and those collectively evaluated for impairment	99,941	71,511	36,697	13,212	21,553	535	—	243,449

Total loans	$101,252	$71,694	$39,747	$13,212	$21,661	$535	$—	$248,101

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
December 31, 2011

Allowance related to loans individually evaluated and deemed to be impaired	$—	$142	$437	$41	$—	$—	$—	$620

Allowance related to loans individually evaluated and not deemed impaired, and those collectively evaluated for impairment	626	846	682	341	153	16	112	2,776

Total allowance	$626	$988	$1,119	$382	$153	$16	$112	$3,396

Impaired loan balances individually evaluated and deemed to be impaired	$2,525	$1,356	$3,146	$163	$16	$—	$—	$7,206

Loan balances individually evaluated and not deemed impaired, and those collectively evaluated for impairment	77,701	70,524	36,121	13,099	20,447	556	—	218,448

Total loans	$80,226	$71,880	$39,267	$13,262	$20,463	$556	$—	$225,654

The following is a summary of past due and non-accrual loans at June 30, 2012 and December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Non-accrual Loans
	(In thousands)
June 30, 2012

Residential real estate	$909	$—	$1,074	$1,983	$—	$1,311
Commercial real estate	2,580	—	—	2,580	—	183
Construction	150	—	—	150	—	3,050
Commercial	296	—	—	296	—	—
Consumer:
Home equity lines of credit	274	—	—	274	—	108
Other consumer	11	—	7	18	—	7
Total	$4,220	$—	$1,081	$5,301	$—	$4,659

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Non-accrual Loans
	(In thousands)
December 31, 2011

Residential real estate	$168	$446	$1,085	$1,699	$—	$2,304
Commercial real estate	—	—	213	213	—	1,356
Construction	—	—	—	—	—	3,145
Commercial	—	—	—	—	—	73
Consumer:
Home equity lines of credit	288	—	17	305	—	17

Total	$456	$446	$1,315	$2,217	$—	$6,895

The following is a summary of impaired loans at June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$1,311	$1,311	—	$2,525	$2,525	$—
Commercial real estate	—	—	—	261	261	—
Home equity lines of credit	108	108	—	17	17	—
Total	1,419	1,419	—	2,803	2,803	—

Impaired loans with a valuation allowance:
Commercial real estate	183	183	98	1,095	1,095	142
Construction	3,050	3,050	162	3,145	3,145	437
Commercial	—	—	—	163	163	41
Total	3,233	3,233	260	4,403	4,403	620

Total impaired loans	$4,652	$4,652	$260	$7,206	$7,206	$620

Further information pertaining to impaired loans follows:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
Residential real estate	$1,305	$16	$16	$1,827	$55	$55
Commercial real estate	101	1	1	545	38	38
Construction	2,701	41	41	2,692	80	80
Commercial	—	—	—	6	2	2
Home equity lines of credit	110	1	1	69	1	1
Other consumer loans	2	—	—	1	—	—

Total	$4,219	$59	$59	$5,140	$176	$176

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
Residential real estate	$2,047	$18	$14	$1,833	$31	$27
Commercial real estate	1,401	4	4	1,294	15	15
Construction	—	—	—	—	—	—
Commercial	7	—	—	147	2	2

Total	$3,545	$22	$18	$3,277	$48	$44

No additional funds are committed to be advanced in connection with impaired loans.

The following is a summary of troubled debt restructurings for the three months ended June 30, 2012:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Three Months Ended June 30, 2012
Residential real estate	2	$1,088	$1,088

In the three month period ended June 30, 2012, monthly payment terms were modified on two residential real estate loans to a level comparable with rates offered to high quality borrowers.  These loans are currently on non-accrual status.  There are no reserves for expected uncollectable principal on either of these loans as of June 30, 2012.

The following is a summary of troubled debt restructurings for the three months ended March 31, 2012:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Three Months Ended March 31, 2012
Commercial real estate	2	$257	$257

In the three month period ended March 31, 2012, monthly payment terms were modified on two commercial real estate loans to one borrower to reduce required payments to $500 per month on each loan.  These loans are currently on non-accrual and are in a principal only collection status.  Reserves for expected uncollectable principal totaling $137,000 and $98,000 have been established and are a component of specific reserves in the allowance for loan losses of March 31, 2012 and June 30, 2012, respectively.

There were no troubled debt restructurings that defaulted during the three and six months ended June 30, 2012, and for which the default was within one year of the restructure date.

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

The following table presents the Company’s loans by risk rating:

	June 30, 2012				December 31, 2011
	Commercial Real Estate	Construction	Commercial	Total	Commercial Real Estate	Construction	Commercial	Total
	(In thousands)

Loans rated 1 – 31	$68,003	$36,697	$11,809	$116,509	$67,579	$36,121	$11,741	$115,441
Loans rated 4	3,508	—	1,403	4,911	2,945	—	1,448	4,393
Loans rated 5	—	3,050	—	3,050	1,095	3,146	—	4,241
Loans rated 6	183	—	—	183	261	—	73	334
Loans rated 7	—	—	—	—	—	—	—	—
Categories 8 – 9	—	—	—	—	—	—	—	—
Category 10	—	—	—	—	—	—	—	—

Total	$71,694	$39,747	$13,212	$124,653	$71,880	$39,267	$13,262	$124,409

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

Loans held for sale:  Fair values are based on commitments in effect from investors or prevailing market prices.

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

Assets measured at fair value on a recurring basis

Assets measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011 are summarized below.  There are no liabilities measured at fair value on a recurring basis at June 30, 2012 or December 31, 2011.

	June 30, 2012
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$—	$10,156	$—	$10,156
Government-sponsored enterprises	—	12,591	—	12,591
SBA asset-backed securities	—	2,382	—	2,382
State and municipal bonds	—	7,923	—	7,923
Government-sponsored enterprise obligations	—	5,484	—	5,484
Corporate bonds	—	6,903	—	6,903

Total assets	$—	$45,439	$—	$45,439

	December 31, 2011
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$—	$11,126	$—	$11,126
Government-sponsored enterprises	—	10,866	—	10,866
SBA asset-backed securities	—	2,507	—	2,507
State and municipal bonds	—	8,246	—	8,246
Government-sponsored enterprise obligations	—	2,364	—	2,364
Corporate bonds	—	979	—	979

Total assets	$—	$36,088	$—	$36,088

Assets measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of June 30, 2012 and December 31, 2011.

				Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2012			2012	2011	2012	2011
	Level 1	Level 2	Level 3	Total Gains (Losses)	Total Gains (Losses)	Total Gains (Losses)	Total Gains (Losses)
	(In thousands)
Impaired loans	$—	$—	$2,973	$289	$107	$306	$(145)

	December 31, 2011
	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans	$—	$—	$2,864

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

There are no liabilities measured at fair value on a non-recurring basis at June 30, 2012 or December 31, 2011.

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

	June 30, 2012
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
		(In thousands)
Financial assets:
Cash and cash equivalents	$17,768	$17,768	$—	$—	$17,768
Certificates of deposit	600	600	—	—	600
Securities available for sale	45,439	—	45,439	—	45,439
FHLB stock	1,714	—	—	1,714	1,714
Loans held for sale	2,146	—	2,158	—	2,158
Loans, net	244,230	—	—	243,077	243,077
Accrued interest receivable	997	—	—	997	997

Financial liabilities:
Deposits	248,979	—	—	249,914	249,914
Short-term borrowings	7,595	—	7,595	—	7,595
Long-term debt	23,500	—	23,849	—	23,849
Accrued interest payable	26	—	—	26	26

	December 31, 2011
	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$33,524	$33,524
Certificates of deposit	100	100
Securities available for sale	36,088	36,088
FHLB stock	1,930	1,930
Loans, net	221,877	222,143
Accrued interest receivable	911	911

Financial liabilities:
Deposits	245,246	246,315
Short-term borrowings	7,059	7,059
Long-term debt	7,500	7,868
Accrued interest payable	25	25

NOTE 8 - EMPLOYEE STOCK OWNERSHIP PLAN

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock.  This plan is a tax-qualified retirement plan for the benefit of all Company employees.  Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

The Company granted a loan to the ESOP for the purchase of shares of the Company’s common stock at the Conversion date.  As of June 30, 2012, the ESOP holds 192,572 shares, or 8.00% of the common stock outstanding on that date.  The loan obtained by the ESOP from the Company to purchase common stock is payable annually over 15 years at the rate of 3.25% per annum.  The loan can be prepaid without penalty.  Loan payments are expected to be funded by cash contributions from the Company.  The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid.  Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP.  Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

At June 30, 2012, the remaining principal balance on the ESOP debt is payable as follows:

Year Ending December 31,	Amount
(In thousands)

2012	$105
2013	105
2014	108
2015	112
2016	115
Thereafter	1,381

$1,926

Shares held by the ESOP include the following:

June 30, 2012

Allocated	—
Committed to be allocated	5,349
Unallocated	187,223

192,572

The fair value of unallocated shares was approximately $2.6 million at June 30, 2012.

Total compensation expense recognized in connection with the ESOP for the three and six month periods ended June 30, 2012 was $45,000 and $71,000, respectively.

NOTE 9 - EARNINGS PER COMMON SHARE

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  There were no potentially dilutive common stock equivalents as of June 30, 2012.  Earnings per share is not presented for the six month period ended June 30, 2012 or for any period in 2011 as common shares had not been outstanding during the entire period.  Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings per common share have been computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)

Net income (loss) applicable to common stock	$434	$466	$(119)	$958

Average number of common shares outstanding	2,407,151	N/A	N/A	N/A
Less: Average unallocated ESOP shares	189,362	N/A	N/A	N/A

Average number of common shares outstanding used to calculate basic and fully diluted earnings per common share	2,216,184	N/A	N/A	N/A

N/A = not applicable

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

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

General.  Total assets increased $21.5 million, or 7.1%, from $303.1 million at December 31, 2011 to $324.6 million at June 30, 2012.  This increase was reflected in increases in securities available for sale of $9.4 million, or 25.9%, and in net loans of $22.4 million, or 10.1%, while cash and cash equivalents decreased $15.8 million, or 47.0%.  Asset growth was funded primarily by an increase in deposits of $3.7 million, or 1.5%, and an increase in long-term Federal Home Loan Bank (“FHLB”) advances of $16.0 million, or 213.3%.

Loans.  Loans, net increased from $221.9 million at December 31, 2011 to $244.2 million at June 30, 2012.  The increase in loans was due primarily to increases of $21.0 million, or 26.2%, in residential real estate loans due, in part, to increased loan volume produced by new origination staff added this year.  The increase in residential real estate loans reflected growth of $21.7 million in adjustable-rate mortgage loans and a decrease of $630,000 in fixed-rate loans.

Securities.  Total securities increased from $36.1 million at December 31, 2011 to $45.4 million at June 30, 2012, primarily due to an increase in floating rate corporate bonds held in our portfolio.

Deposits.  Total deposits increased $3.7 million, or 1.5%, from $245.2 million at December 31, 2011 to $249.0 million at June 30, 2012.  Non-interest-bearing accounts increased $2.0 million, while savings accounts increased $3.0 million.  Term certificates of deposit decreased $0.8 million during the six-month period ended June 30, 2012.  The increase in non-interest-bearing accounts was reflective of increases in both personal and business checking accounts.  Savings account balances increased primarily due to the movement of funds into our premium relationship savings account.

Borrowings.  We use borrowings from a variety of sources to supplement our supply of funds for loans and securities.  Long-term debt, consisting entirely of FHLB advances, increased $16.0 million, or 213.3%, for the six months ended June 30, 2012.  The increase in FHLB advances was in response to increased lending activity during the period and a desire to extend our liability maturities while longer-term interest rates remain low.  Short-term borrowings, consisting entirely of securities sold under agreements to repurchase, were basically unchanged during the six months ended June 30, 2012.

Stockholders’ Equity.  Stockholders’ equity increased $21.0 million, or 92.3%, from $22.7 million at December 31, 2011 to $43.7 million at June 30, 2012, primarily as a result of the Company’s stock offering in January 2012.

Results of Operations for the Three Months Ended June 30, 2012 and 2011

Overview.  Net income for the three months ended June 30, 2012 was $434,000, compared to net income of $466,000 for the three months ended June 30, 2011.  The $32,000 decrease was primarily due to increases in noninterest expenses, partially offset by an increase in net interest income and a decrease in the provision for loan losses.  Net interest income increased $299,000, or 11.9%, while noninterest expense increased $573,000, or 35.8%.

Net Interest Income.  Net interest income for the three months ended June 30, 2012 increased $299,000 or 11.9%, as compared to the three months ended June 30, 2011.  The increase in net interest income was primarily due to increases in the average balances of loans and on debt securities, partially offset by declines in yields.

Interest and dividend income increased $232,000 or 7.2%, from $3.2 million for the three-month period ended June 30, 2011 to $3.4 million for the three months ended June 30, 2012.  The average balance of interest-earning assets increased 17.5%, while the average rate earned on these assets decreased 47 basis points.  The decline in yield was partially offset by the improvement in interest income attributable to asset growth.  Interest and fees on loans increased $181,000, or 6.1%, due to a 13.5% increase in the average balance of loans partially offset by a 42 basis point decrease in the average rate received on loans.  Interest income from taxable securities increased $50,000, or 33.6%, due to a 80.3% increase in the average balance of taxable securities compared to the prior year period.  The average rate earned on taxable securities of 2.3% fell 81 basis points compared to the same period in the prior year.

The decrease in interest expense was primarily due to a decrease in the average rates paid on interest-bearing deposits, in particular certificates of deposit.  The average balance of FHLB advances increased from $11.5 million to $15.6 million, while rates paid on FHLB advances decreased from 4.4% to 2.6%, reducing the corresponding interest expense by $26,000 from the comparative three-month period.  The average rates paid on interest-bearing liabilities decreased by 23 basis points from the comparative three-month period.  The decrease in the cost of deposits and borrowings was primarily due to a declining long-term interest rate environment and the decline in higher cost long-term FHLB advances.  We experienced an increase in the average balance of interest-bearing deposits of 8.5% in the three-month period ended June 30, 2012 compared to the same period in 2011.

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

	For the Three Months Ended June 30,
	2012			2011
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
Interest-earning assets:
Short-term investments	$18,673	$13	0.23%	$17,170	$10	0.23%
Certificates of deposit	600	1	0.05	1,691	9	2.08
Debt securities:
Taxable	35,401	199	2.26	19,634	149	3.07
Tax-exempt	8,062	67	3.34	7,295	61	3.37
Total loans and loans held for sale	236,914	3,157	5.36	208,817	2,976	5.78
FHLB stock	1,714	2	0.57	1,930	2	0.31
Total interest-earning assets	301,364	3,439	4.59	256,537	3,207	5.07
Allowance for loan losses	(3,501)			(3,032)
Total interest-earning assets less allowance for loan losses	297,863			253,505
Noninterest-earning assets	17,174			12,503
Total assets	$315,037			$266,008
Interest-bearing liabilities:
Regular savings accounts	$27,550	30	0.43%	$24,234	33	0.55%
NOW checking accounts	15,276	7	0.19	13,783	7	0.20
Money market accounts	52,491	76	0.58	45,702	66	0.58
Certificates of deposit	119,018	403	1.36	113,869	453	1.62
Total interest-bearing deposits	214,335	516	0.97	197,588	559	1.15
Short-term borrowings	7,463	22	1.21	7,018	20	1.16
Long-term debt	15,588	99	2.55	11,509	125	4.41
Total interest-bearing liabilities	237,386	637	1.08	216,115	704	1.32
Noninterest-bearing demand deposits	33,417			27,937
Other noninterest-bearing liabilities	865			865
Total liabilities	271,668			244,917
Stockholders’ equity	43,369			21,091
Total liabilities and stockholders’ equity	$315,037			$266,008
Net interest income		$2,802			$2,503
Net interest rate spread (2)			3.51%			3.75%
Net interest-earning assets (3)	$63,978			$40,421
Net interest margin (4)			3.74%			3.95%
Average total interest-earning assets to average total interest-bearing liabilities	126.95%			118.70%

(1)	Ratios for the three month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represent total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
	Increase (Decrease) Due to		Total Increase (Decrease)
(In thousands)	Volume	Rate
Interest-earning assets:
Short-term investments	$2	$1	$3
Certificates of deposit	(4)	(4)	(8)
Debt securities:
Taxable	74	(24)	50
Tax-exempt	6	—	6
Total loans and loans held for sale	337	(156)	181
FHLB stock	—	—	—
Total interest-earning assets	415	(183)	232

Interest-bearing liabilities:
Regular savings	8	(11)	(3)
NOW checking	—	—	—
Money market	14	(4)	10
Certificates of deposit	26	(76)	(50)
Total interest-bearing deposits	48	(91)	(43)
Short-term borrowings	2	1	3
Long-term debt	55	(82)	(27)
Total interest-bearing liabilities	105	(172)	(67)

Increase (decrease) in net interest income	$310	$(11)	$299

Provision for Loan Losses.  The provision for loan losses was $100,000 for the three months ended June 30, 2012 compared to $300,000 for the three months ended June 30, 2011.  The decrease in the provision reflects a reduction in loss allowances related to impaired loans, partially offset by additional provisions for portfolio growth.

Analysis of Loan Loss Experience.  The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	June 30,
(Dollars in thousands)	2012	2011
Balance at beginning of period	$3,456	$2,929
Provision for loan losses	100	300
Charge-offs:
Real estate loans:
Residential	—	—
Commercial	—	—
Construction	—	—
Commercial loans	(10)	—
Consumer loans	—	—
Total charge-offs	(10)	—
Recoveries	4	—
Net charge- offs	(6)	—
Allowance at end of period	$3,550	$3,229
Allowance for loan losses to nonperforming loans at end of period	76.19%	93.27%
Allowance for loan losses to total loans at end of period	1.42%	1.55%
Net charge-offs to average loans outstanding during the period	0.00%	0.00%

Noninterest Income.  Noninterest income totaled $148,000, an increase of $26,000, or 21.3%, as wealth management fees increased $19,000 from the comparable 2011 period.

Noninterest Expenses.  Noninterest expense increased $573,000 to $2.2 million during the three months ended June 30, 2012 from $1.6 million for the three months ended June 30, 2011.  Factors that contributed to the increase in noninterest expense during the 2012 period were increased salaries and employee benefits of $301,000, or 31.9%, primarily attributable to our recent branch expansion, and additional personnel supporting our residential lending operations, our wealth management activities, and our public reporting and compliance efforts.  Occupancy and equipment expense increased $114,000 resulting from normal rent increases and additional rent and other expense associated with the new branch and related expanded office space.  Professional service fees increased $113,000 in support of legal, regulatory and other matters related to our conversion to a public company.  These increases were partially offset by a decrease of $46,000 in Federal Deposit Insurance Corporation assessments reflecting changes to the Federal Deposit Insurance Corporation assessment base and changes to the assessment formula.

Income Taxes.  An income tax provision of $244,000 was recorded during the quarter ended June 30, 2012 compared to expense of $260,000 in the comparable 2011 quarter.  The effective tax rate for the 2012 three-month period was 36.0%, compared with 35.7% for the 2011 three-month period.

Results of Operations for the Six Months Ended June 30, 2012 and 2011

Overview.  The net loss for the six months ended June 30, 2012 was $119,000, compared to net income of $958,000 for the six months ended June 30, 2011.  The $1.1 million decrease was primarily due to the $1.1 million after-tax expense associated with the funding of the Wellesley Bank Charitable Foundation.  Net interest income increased $545,000, or 10.8%, while noninterest expense, exclusive of the Foundation contribution, increased $932,000, or 29.6%.

Net Interest Income.  Net interest income for the six months ended June 30, 2012 increased $545,000, or 10.9%, as compared to the six months ended June 30, 2011.  The increase in net interest income was primarily due to an increase in interest income of $372,000, or 5.8%, and a decrease in interest expense of $173,000, or 12.1%, during the period.

Interest and dividend income increased $372,000, or 5.8%, from $6.5 million for the six-month period ended June 30, 2011 to $6.8 million for the six months ended June 30, 2012.  The average balance of interest-earning assets increased 16.1%, while the average rate earned on these assets decreased 45 basis points.  The decline in yield was partially offset by the improvement in interest income attributable to asset growth.  Interest and fees on loans increased $256,000 or 4.2%, due to a 11.4% increase in the average balance of loans partially offset by a 39 basis point decrease in the average rate received on loans.  Interest income from taxable securities increased $97,000, or 34.0%, due to a 64.9% increase in the average balance of taxable securities compared to the prior year period.  The average rate earned on taxable securities of 2.4% fell 54 basis points compared to the same period in the prior year.

The decrease in interest expense was primarily due to a decrease in the average rates paid on interest-bearing deposits, in particular certificates of deposit and regular savings accounts.  The average balance of FHLB advances decreased slightly from $12.0 million to $11.6 million, while rates paid on the advances decreased 146 basis points, reducing the corresponding interest expense by $92,000 from the comparative six-month period.  The average rates paid on interest-bearing liabilities decreased by 25 basis points from the comparative six-month period.  The decrease in the cost of deposits and borrowings was primarily due to a declining long-term interest rate environment.  We experienced an increase in the average balance of interest-bearing deposits of 9.8% in the six-month period ended June 30, 2012 compared to the same period in 2011.

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

	For the Six Months Ended June 30,
	2012			2011
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
Interest-earning assets:
Short-term investments	$21,063	$28	0.24%	$16,206	$18	0.22%
Certificates of deposit	353	1	0.66	2,127	20	1.91
Debt securities:
Taxable	32,152	382	2.40	19,495	285	2.94
Tax-exempt	8,174	136	3.35	6,643	109	3.30
Total loans and loans held for sale	232,860	6,273	5.42	209,000	6,017	5.81
FHLB stock	1,820	4	0.53	1,930	3	0.31
Total interest-earning assets	296,422	6,824	4.63	255,401	6,452	5.09
Allowance for loan losses	(3,473)			(2,913)
Total interest-earning assets less allowance for loan losses	292,949			252,488
Noninterest-earning assets	16,003			12,491
Total assets	$308,952			$264,979
Interest-bearing liabilities:
Regular savings accounts	$27,671	60	0.44%	$24,074	68	0.57%
NOW checking accounts	15,487	15	0.20	13,496	13	0.19
Money market accounts	52,016	152	0.58	44,374	138	0.63
Certificates of deposit	119,501	814	1.37	113,534	906	1.61
Total interest-bearing deposits	214,675	1,041	0.97	195,478	1,125	1.16
Short-term borrowings	7,457	43	1.17	6,957	40	1.18
Long-term debt	11,577	170	2.95	12,002	262	4.41
Total interest-bearing liabilities	233,709	1,254	1.08	214,337	1,427	1.34
Noninterest-bearing demand deposits	34,430			28,833
Other noninterest-bearing liabilities	970			878
Total liabilities	269,109			244,048
Stockholders’ equity	39,843			20,931
Total liabilities and stockholders’ equity	$308,952			$264,979
Net interest income		$5,570			$5,025
Net interest rate spread (2)			3.55%			3.75%
Net interest-earning assets (3)	$62,713			$41,064
Net interest margin (4)			3.78%			3.97%
Average total interest-earning assets to average total interest-bearing liabilities	126.83%			119.16%

(1)	Ratios for the six month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represent total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Six Months Ended June 30, 2012 Compared to Six Ended June 30, 2011
	Increase (Decrease) Due to		Total Increase (Decrease)
(In thousands)	Volume	Rate
Interest-earning assets:
Short-term investments	$8	$2	$10
Certificates of deposit	(11)	(8)	(19)
Debt securities:
Taxable	137	(40)	97
Tax-exempt	26	1	27
Total loans and loans held for sale	621	(365)	256
FHLB stock	—	1	1
Total interest-earning assets	781	(409)	372

Interest-bearing liabilities:
Regular savings	14	(22)	(8)
NOW checking	1	1	2
Money market	21	(7)	14
Certificates of deposit	52	(144)	(92)
Total interest-bearing deposits	88	(172)	(84)
Short-term borrowings	3	—	3
Long-term debt	(9)	(83)	(92)
Total interest-bearing liabilities	82	(255)	(173)

Increase (decrease) in net interest income	$699	$(154)	$545

Provision for Loan Losses.  The provision for loan losses was $250,000 for the six months ended June 30, 2012 compared to $600,000 for the six months ended June 30, 2011.  The decrease in the provision reflects a reduction in the balances of nonaccrual loans from $6.9 million at December 31, 2011 to $4.7 million at June 30, 2012, leading to a reduction in related specific reserves.  These changes were partially offset by changes in qualitative factors evaluated in setting the provision, and growth in the portfolio during the period.

Analysis of Loan Loss Experience.  The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Six Months Ended
	June 30,
(Dollars in thousands)	2012	2011
Balance at beginning of period	$3,396	$2,690
Provision for loan losses	250	600
Charge-offs:
Real estate loans:
Residential	—	(61)
Commercial	—	—
Construction	—	—
Commercial loans	(100)	—
Consumer loans	—	—
Total charge-offs	(100)	(61)
Recoveries	4	—
Net charge- offs	(96)	(61)
Allowance at end of period	$3,550	$3,229
Allowance for loan losses to nonperforming loans at end of period	76.19%	93.27%
Allowance for loan losses to total loans at end of period	1.42%	1.55%
Net charge-offs to average loans outstanding during the period	0.04%	0.03%

Noninterest Income.  Noninterest income totaled $265,000, an increase of $38,000, or 16.7%, as wealth management fees increased $37,000 from the comparable 2011 period.

Noninterest Expenses.  Noninterest expense, exclusive of the $1.8 million pre-tax contribution to establish the Foundation, increased $932,000 to $4.1 million during the six months ended June 30, 2012 from $3.2 million for the six months ended June 30, 2011.  Factors that contributed to the increase in noninterest expense during the 2012 period were increased salaries and employee benefits of $459,000, or 24.3%, primarily attributable to our recent branch expansion, and additional personnel supporting our residential lending operations, our wealth management activities, and our public reporting and compliance efforts.  Occupancy and equipment expense increased $202,000 resulting from normal rent increases and additional rent and other expense associated with the new branch and related expanded office space.  Professional service fees increased $168,000 in support of legal, regulatory and other matters related to our conversion to a public company.  These increases were partially offset by a decrease of $83,000 in Federal Deposit Insurance Corporation assessments reflecting changes to the Federal Deposit Insurance Corporation assessment base and changes to the assessment formula.

Income Taxes.  An income tax benefit of $180,000 was recorded during the six months ended June 30, 2012 compared to expense of $541,000 in the comparable 2011 period.  The tax benefit was primarily associated with the contribution to the Foundation as $659,000 of deferred tax benefit has been recognized in connection with the contribution in the six month period ending June 30, 2012.  The effective tax rate for the 2012 six-month period was 60.2%, compared with 36.1% for the 2011 six-month period as the impact of the tax benefit recognized during the period was disproportional to overall bank earnings.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits in other banks, and corporate bonds.  The level of these assets depends on our operating, financing, lending and investing activities during any given period.  At June 30, 2012, cash and cash equivalents, which include short-term investments, totaled $17.8 million.  Securities classified as available-for-sale, whose aggregate market value exceeds cost and had a market value of $45.4 million, provide additional sources of liquidity.

At June 30, 2012, we had $31.1 million in borrowings outstanding, including $23.5 million Federal Home Loan Bank of Boston advances and $7.6 million of securities under agreements to repurchase.  In addition, at June 30, 2012, we had the ability to borrow a total of $20.9 million in unused borrowing capacity from the Federal Home Loan Bank of Boston.  At June 30, 2012, we also had the ability to borrow $12.2 million from the Co-operative Central Bank and $14.0 million from the Federal Reserve Bank under a collateralized borrowing program, none of which was outstanding at that date.

At June 30, 2012, we had $54.1 million in loan commitments outstanding, which included $16.3 million in unadvanced home equity lines of credit, $7.7 million in unadvanced commercial lines of credit, $14.8 million in unadvanced funds on construction loans, and $14.8 million in new loan originations.

Term certificates of deposit due within one year of June 30, 2012 amounted to $73.3 million, or 53.6% of total term certificates.  This total has decreased $3.5 million from December 31, 2011 while balances of term certificates maturing in more than one year have increased $2.7 million.  Balances of term certificates that mature within one year reflect customer preferences for greater liquidity of personal funds, while longer-dated certificates reflect a willingness among customers to accept current interest rates for extended time periods.  If maturing deposits are not renewed, we will be required to seek other sources of funds, including new term certificates and other borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing funds.  Management believes, however, based on past experience that a significant portion of our term certificates will be renewed.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and will have to provide for its own liquidity to pay its operating expenses and other financial obligations.  The Company’s primary source of income will be dividends received from the Bank and earnings from investment of net proceeds from the offering retained by the Company.  Massachusetts banking law and Federal Deposit Insurance Corporation regulations limit distributions of capital.  In addition, the Company is subject to policy of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality and overall financial condition.  Finally, in connection with its nonobjection to the conversion, the Federal Deposit Insurance Corporation has required the Bank to commit that for the three-year period immediately following the closing of the conversion it will not make any distribution of capital to the Company, including cash dividends, except in accordance with Federal Deposit Insurance Corporation laws and regulations and as provided for in the business plan submitted with the conversion application without the prior approval of the Boston Area Office of the Federal Deposit Insurance Corporation if such action would cause the Bank’s tier 1 leverage and total risk-based capital ratios to fall below 8.0% and 12.0%, respectively.  At June 30, 2012, the Company had $8.1 million of liquid assets as represented by cash and cash equivalents on an unconsolidated basis.

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks, including a risk-based capital measure.  The Company is also subject to similar capital requirements set by the Federal Reserve Board.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2012, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

For the six months ended June 30, 2012, the Bank did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Bank’s financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2012, there have not been any material changes to the market risk disclosure from that contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income and equity simulations.  The simulations use projected repricing of assets and liabilities at June 30, 2012 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rates can have a significant impact on the simulations.  Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  Our asset sensitivity would be reduced if prepayments slow and would increase if prepayments accelerated.  While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects the estimated effects of changes in interest rates on the present value of our equity at June 30, 2012 and on our projected net interest income from June 30, 2012 through June 30, 2013.

	As of June 30, 2012			Over the Next 12 Months Ending June 30, 2013
	Present Value of Equity			Projected Net Interest Income
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
			(Dollars in thousands)
300 bp	$36,377	$(7,071)	(16.28)%	$10,801	$(19)	(0.18)%
200	38,531	(4,917)	(11.32)	10,836	15	0.14
100	41,062	(2,386)	(5.49)	10,816	(4)	(0.03)
0	43,448	—	—	10,820	—	—
(100)	44,765	1,317	3.03	10,631	(189)	(1.75)

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

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A.  Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 26, 2012.  As of June 30, 2012, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011.

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

101.1*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balances Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

_________________________________________________________________________

*           Furnished, not filed.
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

WELLESLEY BANCORP, INC.

Dated:	August 14, 2012	By:	/s/ Thomas J. Fontaine
Thomas J. Fontaine
President and Chief Executive Officer
(principal executive officer)

Dated:	August 14, 2012	By:	/s/ Gary P. Culyer
Gary P. Culyer
Chief Financial Officer and Treasurer
(principal accounting and financial officer)