Form 10-Q
period 2012-09-30
Wellesley Bancorp, Inc.
filed 2012-11-14
CIK 1526952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes ___ No    X

As of October 31, 2012, there were 2,493,690 shares of the registrant’s common stock outstanding.

WELLESLEY BANCORP, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Assets

Cash and due from banks	$1,892	$3,882
Short-term investments	21,770	29,642
Total cash and cash equivalents	23,662	33,524

Certificates of deposit	600	100
Securities available for sale, at fair value	42,457	36,088
Federal Home Loan Bank of Boston stock, at cost	1,805	1,930
Loans held for sale	8,012	—

Loans	271,787	225,273
Less allowance for loan losses	(3,694)	(3,396)
Loans, net	268,093	221,877

Bank-owned life insurance	6,338	4,208
Premises and equipment, net	2,069	1,168
Accrued interest receivable	1,078	911
Net deferred tax asset	1,847	1,236
Prepaid FDIC assessment	433	589
Other assets	923	1,517

Total assets	$357,317	$303,148

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$36,406	$31,017
Interest-bearing	243,641	214,229
	280,047	245,246
Short-term borrowings	—	7,059
Long-term debt	31,500	7,500
Stock subscriptions	—	19,666
Accrued expenses and other liabilities	1,346	946
Total liabilities	312,893	280,417

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 14,000,000 shares authorized, 2,407,151 shares issued and outstanding at September 30, 2012; none issued at December 31, 2011	24	—
Additional paid-in capital	22,819	—
Retained earnings	22,522	22,104
Accumulated other comprehensive income	899	627
Unearned compensation – ESOP	(1,840)	—
Total stockholders' equity	44,424	22,731

Total liabilities and stockholders' equity	$357,317	$303,148

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands except per share data)
Interest and dividend income:
Interest and fees on loans and loans held for sale	$3,281	$2,986	$9,554	$9,001
Debt securities:
Taxable	177	151	559	435
Tax-exempt	63	69	199	178
Interest on short-term investments and certificates of deposit	9	12	38	50
Dividends on FHLB stock	2	1	6	4
Total interest and dividend income	3,532	3,219	10,356	9,668
Interest expense:
Deposits	533	540	1,574	1,665
Short-term borrowings	13	22	56	62
Long-term debt	107	70	277	332
Total interest expense	653	632	1,907	2,059

Net interest income	2,879	2,587	8,449	7,609
Provision for loan losses	150	150	400	750
Net interest income, after provision for loan losses	2,729	2,437	8,049	6,859

Noninterest income:
Customer service fees	26	36	99	115
Gain on sale of securities, net	52	—	51	—
Gain on sale of loans	62	—	62	—
Income on bank-owned life insurance	47	37	130	109
Wealth management fees	64	29	153	82
Miscellaneous	12	8	33	34
Total noninterest income	263	110	528	340
Noninterest expenses:
Salaries and employee benefits	1,227	1,249	3,572	3,135
Occupancy and equipment	346	209	950	612
Data processing	115	114	330	303
FDIC insurance	68	(51)	170	135
Contributions	—	1	1,801	15
Other general and administrative	381	202	1,198	677
Total noninterest expenses	2,137	1,724	8,021	4,877

Income before income taxes	855	823	556	2,322
Provision for income taxes	318	295	138	836

Net income	537	528	418	1,486

Other comprehensive income:
Unrealized holding gains on available-for-sale securities	219	286	444	413
Tax effect	(86)	(111)	(172)	(159)

Total other comprehensive income	133	175	272	254

Comprehensive income	$670	$703	$690	$1,740

Weighted average shares outstanding (basic and fully diluted)	2,221,534	N/A	N/A	N/A
Earnings per common share (basic and fully diluted)	$0.24	N/A	N/A	N/A

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2012 and 2011

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Unearned Compensation	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	ESOP	Equity
(Dollars in thousands)

Balance at December 31, 2010	—	$—	$—	$20,099	$309	$—	$20,408

Net income	—	—	—	1,486	—	—	1,486
Other comprehensive income	—	—	—	—	254	—	254

Balance at September 30, 2011	—	$—	$—	$21,585	$563	$—	$22,148
Balance at December 31, 2011	—	$—	$—	$22,104	$627	$—	$22,731
Net income	—	—	—	418	—	—	418
Other comprehensive income	—	—	—	—	272	—	272
Issuance of common stock for initial public offering, net of expenses of $1,260	2,249,674	22	21,214	—	—	—	21,236
Issuance of common stock to Wellesley Bank Charitable Foundation	157,477	2	1,573	—	—	—	1,575
Stock purchased by the ESOP	—	—	—	—	—	(1,926)	(1,926)
ESOP shares committed to be allocated (8,559)	—	—	32	—	—	86	118

Balance at September 30, 2012	2,407,151	$24	$22,819	$22,522	$899	$(1,840)	$44,424

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$418	$1,486
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for loan losses	400	750
Depreciation and amortization	210	154
Net amortization of securities	187	117
Gain on sale of securities, net	51	—
Loans originated for sale	(20,219)	—
Loans sold	12,207	—
Accretion of net deferred loan fees	(304)	(248)
Income on bank-owned life insurance	(130)	(109)
Deferred income tax benefit	(783)	(189)
Issuance of common stock to Wellesley Bank Charitable Foundation	1,575	—
ESOP expense	118	—
Net change in:
Accrued interest receivable	(167)	(28)
Other assets	594	(433)
Prepaid FDIC assessment	156	135
Accrued expenses and other liabilities	400	1,604
Net cash provided (used) by operating activities	(5,287)	3,239

Cash flows from investing activities:
Activity in certificates of deposit:
Maturities	—	3,333
Purchases	(500)	—
Activity in securities available for sale:
Maturities, prepayments and calls	7,838	3,697
Purchases	(15,523)	(10,391)
Proceeds from sales of securities	1,522	—
Purchase of Federal Home Loan Bank stock	125	—
Loan originations, net	(46,312)	(2,736)
Additions to premises and equipment	(1,111)	(215)
Purchases of bank-owned life insurance	(2,000)	—
Net cash used by investing activities	(55,961)	(6,312)

Cash flows from financing activities:
Net increase in deposits	34,801	11,916
Proceeds from long-term debt	26,000	—
Repayments of long-term debt	(2,000)	(5,000)
(Decrease) increase in short-term borrowings	(7,059)	2,098
Conversion of stock subscriptions to common stock	(19,666)	—
Net proceeds from the issuance of common stock	21,236	—
Acquisition of common stock by ESOP	(1,926)	—
Net cash provided by financing activities	51,386	9,014

Net change in cash and cash equivalents	(9,862)	5,941
Cash and cash equivalents at beginning period	33,524	18,397
Cash and cash equivalents at end of period	$23,662	$24,338

Supplementary information:
Interest paid	$1,927	$2,083
Income taxes paid	840	1,019

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K.  The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Loans

The loan portfolio consists of real estate, commercial and other loans to the Bank’s customers in our primary market areas in eastern Massachusetts.  The ability of the Bank’s debtors to honor their contracts is dependent upon the economy in general and the real estate and construction economic sectors within our markets.

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred loan origination fees or costs.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

Interest is not accrued on loans which are identified as impaired or loans which are ninety days or more past due.  Past due status is based on the contractual terms of the loan.  Interest income previously accrued on such loans is reversed against current period interest income.  Interest income on non-accrual loans is recognized only to the extent of interest payments received and is first applied to the outstanding principal balance when collectibility of principal is in doubt.  Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured through sustained payment performance for at least nine months.

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

The qualitative factor adjustments are determined based on the various risk characteristics of each loan segment.  Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – The Bank generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not originate subprime loans.  Most loans in this segment are collateralized by one- to four-family residential real estate  and repayment is dependent on the credit quality of the individual borrower.

Commercial real estate – Loans in this segment are primarily income-producing properties in our primary market areas in eastern Massachusetts.  The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment.  Management obtains rent rolls annually and continually monitors the cash flows of these loans.

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

Home equity lines of credit – Loans in this segment are collateralized by one-to-four family residential real estate and repayment is dependent on the credit quality of the individual borrower.  We typically do not hold a first mortgage position on homes that secure home equity lines of credit. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

The components of accumulated other comprehensive income and related tax effects are as follows:

	September 30,	December 31,
	2012	2011
	(In thousands)
Unrealized holding gains on securities available for sale	$1,479	$1,035
Tax effect	(580)	(408)
Net-of tax amount	$899	$627

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

On January 1, 2012, the Company adopted the FASB ASU 2011-03, Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements.  This Update provides additional guidance which affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the tranferor to repurchase or redeem the financial assets before their maturity.  The amendment removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  Adoption of this guidance had no impact on the Company’s  consolidated financial statements.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$9,251	$359	$—	$9,610
Government-sponsored enterprises	10,990	459	—	11,449
SBA and other asset-backed securities	4,116	140	(7)	4,249
State and municipal bonds	6,337	402	(3)	6,736
Government-sponsored enterprise obligations	4,102	31	—	4,133
Corporate bonds	6,182	98	—	6,280

	$40,978	$1,489	$(10)	$42,457

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$10,861	$268	$(3)	$11,126
Government-sponsored enterprises	10,627	246	(7)	10,866
SBA and other asset-backed securities	2,402	106	(1)	2,507
State and municipal bonds	7,815	431	—	8,246
Government-sponsored enterprise obligations	2,349	20	(5)	2,364
Corporate bonds	999	7	(27)	979

	$35,053	$1,078	$(43)	$36,088

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2012 and December 31, 2011 are as follows.  Expected maturities may differ from contractual maturities because the issuer, in certain instances, has the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In thousands)

Within 1 year	$155	$156	$100	$101
After 1 year to 5 years	7,404	7,555	3,582	3,670
After 5 years to 10 years	3,702	3,800	1,950	2,040
After 10 years	5,360	5,638	5,531	5,778
	16,621	17,149	11,163	11,589
Mortgage- and asset-backed securities	24,357	25,308	23,890	24,499

	$40,978	$42,457	$35,053	$36,088

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

September 30, 2012	(In thousands)

SBA and other asset-backed securities	$(7)	$925	$—	$—
State and municipal bonds	(3)	299	—	—

	$(10)	$1,224	$—	$—

December 31, 2011

Residential mortgage-backed securities:
Government National Mortgage Association	$(2)	$519	$(1)	$50
Government-sponsored enterprises	(7)	2,201	—	—
SBA and other asset-backed securities	—	—	(1)	249
Government-sponsored enterprise obligations	(5)	1,976	—	—
Corporate bonds	(27)	542	—	—

	$(41)	$5,238	$(2)	$299

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the balances of loans is as follows:

	September 30,	December 31,
	2012	2011
	(In thousands)
Real estate loans:
Residential – fixed	$18,478	$16,400
Residential – variable	98,283	63,826
Commercial	77,172	71,880
Construction	42,322	39,267
	236,255	191,373

Commercial loans:
Secured	12,807	12,224
Unsecured	927	1,038
	13,734	13,262

Consumer loans:
Home equity lines of credit	21,583	20,463
Other	499	556
	22,082	21,019

Total loans	272,071	225,654

Less:
Allowance for loan losses	(3,694)	(3,396)
Net deferred origination fees	(284)	(381)

Loans, net	$268,093	$221,877

The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2012 and 2011:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Three Months Ended September 30, 2012

Allowance at June 30, 2012	$1,047	$956	$921	$403	$162	$13	$48	$3,550

Provision (credit) for loan losses	115	107	(8)	(22)	(2)	5	(45)	150
Loans charged off	—	—	—	—	—	(7)	—	(7)
Recoveries of loans previously charged off	—	—	—	—	—	1	—	1

Allowance at September 30, 2012	$1,162	$1,063	$913	$381	$160	$12	$3	$3,694

Three Months Ended September 30, 2011

Allowance at June 30, 2011	$500	$1,022	$824	$441	$113	$16	$313	$3,229

Provision (credit) for loan losses	224	14	(53)	(35)	(11)	1	10	150
Loans charged off	(134)	—	—	—	—	—	—	(134)

Allowance at September 30, 2011	$590	$1,036	$771	$406	$102	$17	$323	$3,245

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Nine Months Ended September 30, 2012

Allowance at December 31, 2011	$626	$988	$1,119	$382	$153	$16	$112	$3,396

Provision (credit) for loan losses	536	75	(206)	95	7	2	(109)	400
Loans charged off	—	—	—	(100)	—	(8)	—	(108)
Recoveries of loans previously charged off	—	—	—	4	—	2	—	6

Allowance at September 30, 2012	$1,162	$1,063	$913	$381	$160	$12	$3	$3,694

Nine Months Ended September 30, 2011

Allowance at December 31, 2010	$319	$356	$1,258	$384	$84	$16	$273	$2,690

Provision (credit) for loan losses	466	680	(487)	22	18	1	50	750
Loans charged off	(195)	—	—	—	—	—	—	(195)

Allowance at September 30, 2011	$590	$1,036	$771	$406	$102	$17	$323	$3,245

Further information pertaining to the allowance for loan losses at September 30, 2012 and December 31, 2011 is as follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
September 30, 2012

Allowance related to loans individually evaluated and deemed to be impaired	$—	$97	$136	$—	$—	$—	$—	$233

Allowance related to loans individually evaluated and not deemed impaired, and those collectively evaluated for impairment	1,162	966	777	381	160	12	3	3,461

Total allowance	$1,162	$1,063	$913	$381	$160	$12	$3	$3,694

Impaired loan balances individually evaluated and deemed to be impaired	$541	$999	$2,775	$50	$274	$—	$—	$4,639

Loan balances individually evaluated and not deemed impaired, and those collectively evaluated for impairment	116,220	76,173	39,547	13,684	21,309	499	—	267,432

Total loans	$116,761	$77,172	$42,322	$13,734	$21,583	$499	$—	$272,071

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
December 31, 2011

Allowance related to loans individually evaluated and deemed to be impaired	$—	$142	$437	$41	$—	$—	$—	$620

Allowance related to loans individually evaluated and not deemed impaired, and those collectively evaluated for impairment	626	846	682	341	153	16	112	2,776

Total allowance	$626	$988	$1,119	$382	$153	$16	$112	$3,396

Impaired loan balances individually evaluated and deemed to be impaired	$2,525	$1,356	$3,146	$163	$16	$—	$—	$7,206

Loan balances individually evaluated and not deemed impaired, and those collectively evaluated for impairment	77,701	70,524	36,121	13,099	20,447	556	—	218,448

Total loans	$80,226	$71,880	$39,267	$13,262	$20,463	$556	$—	$225,654

The following is a summary of past due and non-accrual loans at September 30, 2012 and December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Non- accrual Loans
	(In thousands)
September 30, 2012

Residential real estate	$1,741	$92	$541	$2,374	$—	$541
Commercial real estate	3,372	—	820	4,192	—	999
Construction	—	—	—	—	—	2,775
Commercial	199	290	—	489	—	—
Consumer:
Home equity lines of credit	227	97	274	598	—	274
Total	$5,539	$479	$1,635	$7,653	$—	$4,589

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Non- accrual Loans
	(In thousands)
December 31, 2011

Residential real estate	$168	$446	$1,085	$1,699	$—	$2,304
Commercial real estate	—	—	213	213	—	1,356
Construction	—	—	—	—	—	3,145
Commercial	—	—	—	—	—	73
Consumer:
Home equity lines of credit	288	—	17	305	—	17

Total	$456	$446	$1,315	$2,217	$—	$6,895

The following is a summary of impaired loans at September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$541	$541	—	$2,525	$2,525	$—
Commercial real estate	820	820	—	261	261	—
Commercial	50	50	—	—	—	—
Home equity lines of credit	274	274	—	17	17	—
Total	1,685	1,685	—	2,803	2,803	—

Impaired loans with a valuation allowance:
Commercial real estate	179	179	97	1,095	1,095	142
Construction	2,775	2,775	136	3,145	3,145	437
Commercial	—	—	—	163	163	41
Total	2,954	2,954	233	4,403	4,403	620

Total impaired loans	$4,639	$4,639	$233	$7,206	$7,206	$620

Further information pertaining to impaired loans follows:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
Residential real estate	$762	$3	$3	$1,509	$62	$62
Commercial real estate	350	—	—	513	38	38
Construction	2,907	30	30	2,758	111	111
Commercial	—	—	—	4	2	2
Home equity lines of credit	93	1	1	67	1	1
Other consumer loans	7	—	0	11	0	0

Total	$4,119	$34	$34	$4,862	$214	$214

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
Residential real estate	$2,347	$17	$3	$1,612	$49	$3
Commercial real estate	1,417	37	37	1,289	53	53
Construction	149	1	1	128	2	2
Commercial	4	—	—	2	—	—

Total	$3,917	$55	$41	$3,031	$104	$57

No additional funds are committed to be advanced in connection with impaired loans.

The following is a summary of troubled debt restructurings:

In the three month period ended September 30, 2012, there were no loans for which loan terms were modified due to financial difficulties of the borrowers.

The following is a summary of troubled debt restructurings for the three months ended June 30, 2012:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Three Months Ended June 30, 2012
Residential real estate	2	$1,088	$1,088

In the three month period ended June 30, 2012, monthly payment terms were modified on two residential real estate loans to a level comparable with rates offered to high quality borrowers.  One loan totaling $881,000 was paid in full during the quarter ended September 30, 2012. The remaining loan is currently on non-accrual status.  There is no reserve for expected uncollectible principal on this loan as of September 30, 2012.

The following is a summary of troubled debt restructurings for the three months ended March 31, 2012:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Three Months Ended March 31, 2012
Commercial real estate	2	$257	$257

In the three month period ended March 31, 2012, monthly payment terms were modified on two commercial real estate loans to one borrower to reduce required payments to $500 per month on each loan. These loans are currently on non-accrual and are in a principal only collection status. Reserves for expected uncollectible principal totaling $97,000 have been established and are a component of specific reserves in the allowance for loan losses as of September 30, 2012.

There were no troubled debt restructurings that defaulted during the three and nine month periods ended September 30, 2012, and for which default was within one year of the restructure date.

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

The following table presents the Company’s loans by risk rating:

	September 30, 2012				December 31, 2011
	Commercial Real Estate	Construction	Commercial	Total	Commercial Real Estate	Construction	Commercial	Total
	(In thousands)

Loans rated 1 – 31	$72,592	$39,547	$12,376	$124,515	$67,579	$36,121	$11,741	$115,441
Loans rated 4	3,581	—	1,308	4,889	2,945	—	1,448	4,393
Loans rated 5	820	2,775	50	3,645	1,095	3,146	—	4,241
Loans rated 6	179	—	—	179	261	—	73	334
Loans rated 7	—	—	—	—	—	—	—	—
Categories 8 – 9	—	—	—	—	—	—	—	—
Category 10	—	—	—	—	—	—	—	—

Total	$77,172	$42,322	$13,734	$133,228	$71,880	$39,267	$13,262	$124,409

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

Level 1 – Valuation is based on quoted market prices in active exchange markets for identical assets and liabilities.  Valuations are obtained from readily available pricing sources.

Level 2 – Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities.  Valuations are obtained from readily available pricing sources.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.  Level 3 assets include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

Forward loan sale commitments and derivative loan commitments: Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised.

Off-balance sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The fair values of these instruments are considered immaterial.

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and assets measured at fair value at December 31, 2011 are summarized below.  There are no liabilities measured at fair value on a recurring basis at December 31, 2011.

	September 30, 2012
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Residential mortgage-backed securities:
Government National Mortgage Association	$—	$9,610	$—	$9,610
Government-sponsored enterprises	—	11,449	—	11,449
SBA and other asset-backed securities	—	4,249	—	4,249
State and municipal bonds	—	6,736	—	6,736
Government-sponsored enterprise obligations	—	4,133	—	4,133
Corporate bonds	—	6,280		6,280
Derivative loan commitments	—	15	—	15
Forward loan sale commitments	—	10	—	10

Total assets	$—	$42,482	$—	$42,482

Liabilities
Forward loan sale commitments	$—	$35	$—	$35

	December 31, 2011
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Residential mortgage-backed securities:
Government National Mortgage Association	$—	$11,126	$—	$11,126
Government-sponsored enterprises	—	10,866	—	10,866
SBA and other asset-backed securities	—	2,507	—	2,507
State and municipal bonds	—	8,246	—	8,246
Government-sponsored enterprise obligations	—	2,364	—	2,364
Corporate bonds	—	979	—	979

Total assets	$—	$36,088	$—	$36,088

Assets measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of September 30, 2012 and December 31, 2011.

				Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2012			2012	2011	2012	2011
	Level 1	Level 2	Level 3	Total Gains (Losses)	Total Gains (Losses)	Total Gains (Losses)	Total Gains (Losses)
	(In thousands)
Impaired loans	$—	$—	$2,721	$27	$(37)	$333	$(299)

	December 31, 2011
	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans	$—	$—	$2,864

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

There are no liabilities measured at fair value on a non-recurring basis at September 30, 2012 or December 31, 2011.

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

	September 30, 2012
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
		(In thousands)
Financial assets:
Cash and cash equivalents	$23,662	$23,662	$—	$—	$23,662
Certificates of deposit	600	600	—	—	600
Securities available for sale	42,457	—	42,457	—	42,457
FHLB stock	1,805	—	—	1,805	1,805
Loans held for sale	8,012	—	8,074	—	8,074
Loans, net	268,093	—	—	267,517	267,517
Accrued interest receivable	1,078	—	—	1,078	1,078
Derivative loan commitments	15	—	15	—	15
Forward loan sale commitments	10	—	10	—	10

Financial liabilities:
Deposits	280,047	—	—	281,133	281,133
Long-term debt	31,500	—	31,984	—	31,984
Accrued interest payable	44	—	—	44	44
Forward loan sale commitments	35	—	35	—	35

	December 31, 2011
	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$33,524	$33,524
Certificates of deposit	100	100
Securities available for sale	36,088	36,088
FHLB stock	1,930	1,930
Loans, net	221,877	222,143
Accrued interest receivable	911	911

Financial liabilities:
Deposits	245,246	246,315
Short-term borrowings	7,059	7,059
Long-term debt	7,500	7,868
Accrued interest payable	25	25

NOTE 8 - EMPLOYEE STOCK OWNERSHIP PLAN

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock.  This plan is a tax-qualified retirement plan for the benefit of all Company employees.  Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

The Company granted a loan to the ESOP for the purchase of shares of the Company’s common stock at the Conversion date.  As of September 30, 2012, the ESOP holds 192,572 shares, or 8.00% of the common stock outstanding on that date.  The loan obtained by the ESOP from the Company to purchase common stock is payable annually over 15 years at the rate of 3.25% per annum.  The loan can be prepaid without penalty.  Loan payments are expected to be funded by cash contributions from the Company.  The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid.  Cash dividends paid on allocated shares will be distributed to participants and cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP.  Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

At September 30, 2012, the remaining principal balance on the ESOP debt is payable as follows:

Year Ending December 31,	Amount
(In thousands)

2012	$105
2013	105
2014	108
2015	112
2016	115
Thereafter	1,381

$1,926

Shares held by the ESOP include the following:

September 30, 2012

Allocated	—
Committed to be allocated	8,559
Unallocated	184,013

192,572

The fair value of unallocated shares was approximately $2.8 million at September 30, 2012.

Total compensation expense recognized in connection with the ESOP for the three and nine month periods ended September 30, 2012 was $47,000 and $118,000, respectively.

NOTE 9 - EQUITY INCENTIVE PLAN

Under the Company’s Equity Incentive Plan (the “Plan”), approved by the Company’s stockholders at the annual meeting on August 15, 2012, the Company may grant stock options to its management, employees and directors in the form of incentive stock options and non-qualified stock options for up to 240,751 shares.  On October 1, 2012, the Board of Directors granted options to purchase 203,395 shares of its common stock to its management, employees and directors.  The exercise price of each option equals the market price of the stock on the date of grant, and the maximum term of each option is 10 years.  The vesting period is five years from the date of grant, with vesting at 20% per year. The weighted average fair value of stock options granted on October 1, 2012 using a Black-Scholes pricing model was $4.69. Unrecognized compensation expense for non-vested stock options totaled $954,000 as of October 1, 2012, which will be recognized over the vesting period.

Under the Plan, the Company may also grant stock awards to management, employees and directors for up to 96,286 shares.  Granted stock awards vest at 20% per year.  On October 1, 2012, the Board of Directors granted stock awards of 86,539 to its management, employees and directors.  The fair market value of the stock awards, based on the market price at the grant date, will be recorded as unearned compensation, and will be amortized over the vesting period. Unrecognized compensation expense related to non-vested restricted stock totaled $1.3 million as of October 1, 2012.

NOTE 10 - EARNINGS PER COMMON SHARE

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  There were no potentially dilutive common stock equivalents as of September 30, 2012.  Earnings per share is not presented for the nine month period ended September 30, 2012 or for any period in 2011 as common shares had not been outstanding during the entire period.  Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. Under the Company’s Equity Incentive Plan, stock awards granted on October 1, 2012 contain non-forfeitable dividend rights. Accordingly, these shares will be considered outstanding for computation of basic earnings per share in subsequent periods. If these shares had been outstanding throughout the current quarter, basic earnings per share would have been $0.23 for the quarter ended September 30, 2012.

Earnings per common share have been computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)

Net income applicable to common stock	$537	$528	$418	$1,486

Average number of common shares outstanding	2,407,152	N/A	N/A	N/A
Less: Average unallocated ESOP shares	(185,618)	N/A	N/A	N/A

Average number of common shares outstanding used to calculate basic and fully diluted earnings per common share	2,221,534	N/A	N/A	N/A

N/A = not applicable

NOTE 11 – STOCK REPURCHASE PLAN

On October 1, 2012, the Board of Directors approved the repurchase of up to 96,286 shares, or approximately 4.0% of the company’s outstanding common stock. The shares acquired will be used to fund restricted stock awards under the Company’s 2012 Equity Incentive Plan, which was approved by stockholders at the Company’s annual meeting held on August 15, 2012.

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

Allowance for Loan Losses.  The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are: the likelihood of default; the loss exposure at default; the amount and timing of future cash flows on impaired loans; the value of collateral; and the determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation.  In addition, the Federal Deposit Insurance Corporation and Massachusetts Commissioner of Banks, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.  A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

Deferred Tax Assets.  Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  Management reviews deferred tax assets on a quarterly basis to identify any uncertainties pertaining to realization of such assets.  In determining whether a valuation allowance is required against deferred tax assets, management assesses historical and forecasted operating results, including a review of eligible carry-forward periods, tax planning opportunities and other relevant considerations.  We believe the accounting estimate related to the valuation allowance is a critical estimate because the underlying assumptions can change from period to period.  For example, tax law changes or variances in future projected operating performance could result in a change in the valuation allowance.  Should actual factors and conditions differ materially from those used by management, the actual realization of net deferred tax assets could differ materially from the amounts recorded in the financial statements.  If we were not able to realize all or part of our deferred tax assets in the future, an adjustment to the related valuation allowance would be charged to income tax expense in the period such determination was made and could have a negative impact on earnings.  In addition, if actual factors and conditions differ materially from those used by management, we could incur penalties and interest imposed by taxing authorities.  A valuation allowance was not required for the five-year charitable carry-forward created primarily by the contribution of 157,477 shares of the Company’s common stock to the Wellesley Charitable Foundation as part of the mutual to stock conversion.  Based on historical income it is expected that there will be sufficient income to be able to deduct the entire amount of the contribution over future years.

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

General.  Total assets increased $54.2 million, or 17.9%, from $303.1 million at December 31, 2011 to $357.3 million at September 30, 2012.  This increase was reflected in increases in securities available for sale of $6.4 million, or 17.7%, and in net loans of $46.2 million, or 20.8%, while cash and cash equivalents decreased $9.9  million, or 29.4%.  Asset growth was funded primarily by an increase in deposits of $34.8 million, or 14.2%, and an increase in long-term Federal Home Loan Bank (“FHLB”) advances of $24.0 million, or 320.0%.

Loans.  Loans, net increased from $221.9 million at December 31, 2011 to $268.1 million at September 30, 2012.  The increase in loans was due primarily to an increase of $36.6 million, or 45.5%, in residential real estate loans due, in part, to increased loan volume produced by new origination staff added this year.  The increase in residential real estate loans reflected growth of $34.5 million in adjustable-rate mortgage loans and an increase of $2.1 million in fixed-rate loans.  At September 30, 2012, loans past due 30-59 days have increased $5.1 million compared to December 31, 2011, primarily due to two customers whose payment patterns have slowed. No losses are expected on either relationship as collateral positions and the customers’ ability to pay remain strong.

Securities.  Total securities increased from $36.1 million at December 31, 2011 to $42.5 million at September 30, 2012, primarily due to an increase in floating rate corporate bonds held in our portfolio.

Deposits.  Total deposits increased $34.8 million, or 14.2%, from $245.2 million at December 31, 2011 to $280.0 million at September 30, 2012.  Non-interest-bearing accounts increased $5.4 million, while savings accounts increased $7.4 million and money market deposit accounts increased $2.6 million.  Term certificates of deposit increased $12.0 million during the nine-month period ended September 30, 2012.  NOW accounts increased $7.4 million during the nine-month period ended September 30, 2012 due primarily to the introduction of a corporate sweep account (see discussion under “Borrowings” that follows). The increase in non-interest-bearing accounts was reflective of increases in personal checking accounts.  Savings account balances increased primarily due to the movement of funds into our premium relationship savings account.

Borrowings.  We use borrowings from a variety of sources to supplement our supply of funds for loans and securities.  Long-term debt, consisting entirely of FHLB advances, increased $24.0 million, or 320.0%, for the nine months ended September 30, 2012.  The increase in FHLB advances was in response to increased lending activity during the period and a desire to extend our liability maturities while longer-term interest rates remain low. During the third quarter of 2012, we terminated a program of selling securities under agreements to repurchase (REPO) which had been offered to commercial customers.  The funds provided under this program had been represented as short-term borrowings on the Company’s balance sheets.  We replaced this program with a corporate sweep account which offers a competitive interest rate.  Substantially all customers previously participating in the REPO program now participate in the sweep accounts.  These balances are presented as a component of NOW balances as of September 30, 2012.

Stockholders’ Equity.  Stockholders’ equity increased $21.7 million, or 95.4%, from $22.7 million at December 31, 2011 to $44.4 million at September 30, 2012, primarily as a result of the Company’s stock offering in January 2012.

Results of Operations for the Three Months Ended September 30, 2012 and 2011

Overview.  Net income for the three months ended September 30, 2012 was $537,000 compared to net income of $528,000 for the three months ended September 30, 2011.  The $9,000 increase was primarily due to increases in net interest income and noninterest income, partially offset by an increase in noninterest expenses. Net interest income increased $292,000, or 11.3%, while noninterest expense increased $413,000, or 24.0%.

Net Interest Income.  Net interest income for the three months ended September 30, 2012 was $2.9 million, as compared to $2.6 million for the three months ended September 30, 2011.  The increase in net interest income was primarily due to increases in the average balances of loans and debt securities, partially offset by declines in yields for these asset categories.

Interest and dividend income increased $313,000 or 9.7%, from $3.2 million for the three-month period ended September 30, 2011 to $3.5 million for the three months ended September 30, 2012.  The average balance of interest-earning assets increased 25.5%, while the average rate earned on these assets decreased 62 basis points.  The decline in yield was partially offset by the improvement in interest income attributable to asset growth.  Interest and fees on loans increased $295,000, or 9.9%, due to a 23.5% increase in the average balance of loans partially offset by a 60 basis point decrease in the average rate received on loans.  Interest income from taxable securities increased $26,000, or 17.2%, due to an 84.0% increase in the average balance of taxable securities compared to the prior year period.  The average rate earned on taxable securities of 1.90% fell 108 basis points compared to the same period in the prior year.

The decrease in interest expense was primarily due to a decrease in the average rates paid on interest-bearing deposits, in particular certificates of deposit.  The average balance of FHLB advances increased from $7.5 million to $26.9 million, while rates paid on FHLB advances decreased from 3.70% to 1.58%.  The average rates paid on interest-bearing liabilities decreased by 14 basis points from the comparative three-month period.  The decrease in the cost of deposits and borrowings was primarily due to a declining long-term interest rate environment and the decline in higher cost long-term FHLB advances.  We experienced an increase in the average balance of interest-bearing deposits of 10.1% in the three-month period ended September 30, 2012 compared to the same period in 2011.

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

	For the Three Months Ended September 30,
	2012			2011
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
Interest-earning assets:
Short-term investments	$15,482	$8	0.22%	$15,110	$7	0.19%
Certificates of deposit	600	1	0.56	1,002	5	1.96
Debt securities:
Taxable	37,060	177	1.90	20,127	151	2.98
Tax-exempt	7,539	63	3.33	8,095	69	3.40
Total loans and loans held for sale	259,168	3,281	5.04	209,882	2,986	5.64
FHLB stock	1,745	2	0.51	1,930	1	0.27
Total interest-earning assets	321,594	3,532	4.37%	256,146	3,219	4.99%
Allowance for loan losses	(3,596)			(3,253)
Total interest-earning assets less allowance for loan losses	317,998			252,893
Noninterest-earning assets	14,516			12,724
Total assets	$332,514			$265,617
Interest-bearing liabilities:
Regular savings accounts	$32,112	41	0.51%	$24,692	32	0.51%
NOW checking accounts	17,106	14	0.32	13,607	7	0.21
Money market accounts	50,719	76	0.60	46,861	69	0.58
Certificates of deposit	119,681	402	1.34	114,274	432	1.50
Total interest-bearing deposits	219,618	533	0.97	199,434	540	1.07
Short-term borrowings	5,181	13	1.04	7,517	22	1.15
Long-term debt	26,870	107	1.58	7,500	70	3.70
Total interest-bearing liabilities	251,669	653	1.03%	214,451	632	1.17%
Noninterest-bearing demand deposits	35,428			28,005
Other noninterest-bearing liabilities	1,426			1,529
Total liabilities	288,523			243,985
Stockholders’ equity	43,991			21,632
Total liabilities and stockholders’ equity	$332,514			$265,617
Net interest income		$2,879			$2,587
Net interest rate spread (2)			3.34%			3.82%
Net interest-earning assets (3)	$69,925			$41,695
Net interest margin (4)			3.56%			4.01%
Average total interest-earning assets to average total interest-bearing liabilities	127.78%			119.44%

(1)	Yields for the three month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
	Increase (Decrease) Due to		Total Increase (Decrease)
(In thousands)	Volume	Rate
Interest-earning assets:
Short-term investments	$—	$1	$1
Certificates of deposit	(1)	(3)	(4)
Debt securities:
Taxable	45	(19)	26
Tax-exempt	(5)	(1)	(6)
Total loans and loans held for sale	542	(247)	295
FHLB stock	—	1	1
Total interest-earning assets	581	(268)	313

Interest-bearing liabilities:
Regular savings	9	—	9
NOW checking	3	4	7
Money market	5	2	7
Certificates of deposit	23	(53)	(30)
Total interest-bearing deposits	40	(47)	(7)
Short-term borrowings	(7)	(2)	(9)
Long-term debt	95	(58)	37
Total interest-bearing liabilities	128	(107)	21

Increase (decrease) in net interest income	$453	$(161)	$292

Provision for Loan Losses.  The provision for loan losses was $150,000 for the three months ended September 30, 2012 compared to $150,000 for the three months ended September 30, 2011.  In the 2012 period, the additional provision reflects an increase in balances of residential and commercial real estate loans. In 2011, the provision was primarily related to residential loan charge-offs recorded during the quarter.

Analysis of Loan Loss Experience.  The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	September 30,
(Dollars in thousands)	2012	2011
Balance at beginning of period	$3,550	$3,229
Provision for loan losses	150	150
Charge-offs:
Real estate loans:
Residential	—	(134)
Commercial	—	—
Construction	—	—
Commercial loans	—	—
Consumer loans	(7)	—
Total charge-offs	(7)	(134)
Recoveries	1	0
Net charge- offs	(6)	(134)
Balance at end of period	$3,694	$3,245
Allowance for loan losses to nonperforming loans at end of period	80.49%	118.4%
Allowance for loan losses to total loans at end of period	1.36%	1.55%
Net charge-offs to average loans outstanding during the period	0.00%	0.06%

Noninterest Income.  Noninterest income totaled $263,000, an increase of $153,000, or 139.1%, as wealth management fees increased $35,000 from the comparable 2011 period. During 2012, we expanded our residential lending activities with the hiring of a mortgage originator, and have actively begun selling long-term mortgage loans in the secondary market. During the three months ended September 30, 2012, we recognized $62,000 in gains on the sale of mortgage loans. We also recognized $52,000 in gains on the sale of securities during this period.

Noninterest Expenses.  Noninterest expense increased $413,000 to $2.1 million during the three months ended September 30, 2012 from $1.7 million for the three months ended September 30, 2011.  Factors that contributed to the increase in noninterest expense during the 2012 period were increased occupancy and equipment expense of $137,000 resulting from normal rent increases and additional rent and other expense associated with a new branch opened in April 2012 and related expanded office space.  Professional service fees increased $87,000 in support of legal, regulatory and other matters related to our operating as a public company.  Additionally, Federal Deposit Insurance Corporation assessments increased $119,000 as compared to the quarter ended September 30, 2011, reflecting changes to the Federal Deposit Insurance Corporation assessment base and changes to the assessment formula which was recorded as a benefit of $51,000 in the 2011 period.

Income Taxes.  An income tax provision of $318,000 was recorded during the quarter ended September 30, 2012 compared to a provision of $295,000 in the comparable 2011 quarter.  The effective tax rate for the 2012 three-month period was 37.2%, compared with 35.9% for the 2011 three-month period.

Results of Operations for the Nine Months Ended September 30, 2012 and 2011

Overview.  Net income for the nine months ended September 30, 2012 was $418,000 compared to net income of $1.5 million for the nine months ended September 30, 2011.  The $1.1 million decrease was primarily due to the $1.1 million after-tax expense associated with the funding of the Wellesley Bank Charitable Foundation.  Net interest income increased $840,000, or 11.0%, while noninterest expense, exclusive of the Foundation contribution, increased $1.3 million, or 27.4%.

Net Interest Income.  Net interest income for the nine months ended September 30, 2012 totaled $8.4 million, as compared to $7.6 million for the nine months ended September 30, 2011.  The increase in net interest income was primarily due to an increase in interest income of $688,000, or 7.1%, and a decrease in interest expense of $152,000, or 7.4%, during the period.

Interest and dividend income increased $688,000, or 7.1%, from $9.7 million for the nine month period ended September 30, 2011 to $10.4 million for the nine months ended September 30, 2012.  The average balance of interest-earning assets increased 19.2%, while the average rate earned on these assets decreased 52 basis points.  The decline in yield was offset by the improvement in interest income attributable to asset growth.  Interest and fees on loans increased $553,000 or 6.2%, due to a 15.5% increase in the average balance of loans partially offset by a 47 basis point decrease in the average rate received on loans.  Interest income from taxable securities increased $124,000, or 28.5%, due to a 71.5% increase in the average balance of taxable securities compared to the prior year period.  The average rate earned on taxable securities of 2.21% fell 74 basis points compared to the same period in the prior year.

The decrease in interest expense was primarily due to a decrease in the average rates paid on interest-bearing deposits, in particular certificates of deposit and regular savings accounts.  The average balance of FHLB advances increased from $10.5 million to $16.7 million, while rates paid on the advances decreased 203 basis points, reducing the corresponding interest expense by $56,000 from the comparative nine-month period.  The average rates paid on interest-bearing liabilities decreased by 22 basis points from the comparative nine-month period.  The decrease in the cost of deposits and borrowings was primarily due to a declining long-term interest rate environment.  We experienced an increase in the average balance of interest-bearing deposits of 9.9% in the nine-month period ended September 30, 2012 compared to the same period in 2011.

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

	For the Nine Months Ended September 30,
	2012			2011
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
Interest-earning assets:
Short-term investments	$19,157	$36	0.24%	$15,906	$25	0.21%
Certificates of deposit	436	2	0.61	1,748	25	1.92
Debt securities:
Taxable	33,800	559	2.21	19,708	435	2.95
Tax-exempt	7,960	199	3.34	7,132	178	3.34
Total loans and loans held for sale	241,694	9,554	5.28	209,297	9,001	5.75
FHLB stock	1,795	6	0.52	1,930	4	0.29
Total interest-earning assets	304,842	10,356	4.54%	255,721	9,668	5.06%
Allowance for loan losses	(3,515)			(3,028)
Total interest-earning assets less allowance for loan losses	301,327			252,693
Noninterest-earning assets	15,536			12,503
Total assets	$316,863			$265,196
Interest-bearing liabilities:
Regular savings accounts	$29,162	101	0.46%	$24,282	99	0.55%
NOW checking accounts	16,031	29	0.24	13,600	20	0.20
Money market accounts	51,561	228	0.59	45,212	206	0.61
Certificates of deposit	119,561	1,216	1.36	113,783	1,340	1.57
Total interest-bearing deposits	216,315	1,574	0.97	196,877	1,665	1.13
Short-term borrowings	6,693	56	1.13	7,146	62	1.16
Long-term debt	16,712	277	2.21	10,485	332	4.24
Total interest-bearing liabilities	239,720	1,907	1.06%	214,508	2,059	1.28%
Noninterest-bearing demand deposits	34,785			28,143
Other noninterest-bearing liabilities	1,123			1,444
Total liabilities	275,678			244,095
Stockholders’ equity	41,235			21,101
Total liabilities and stockholders’ equity	$316,863			$265,196
Net interest income		$8,449			$7,609
Net interest rate spread (2)			3.48%			3.77%
Net interest-earning assets (3)	$65,122			$41,332
Net interest margin (4)			3.70%			3.98%
Average total interest-earning assets to average total interest-bearing liabilities	127.17%			119.28%

(1)	Yields for the nine month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
	Increase (Decrease) Due to		Total Increase (Decrease)
(In thousands)	Volume	Rate
Interest-earning assets:
Short-term investments	$6	$5	$11
Certificates of deposit	(12)	(11)	(23)
Debt securities:
Taxable	192	(68)	124
Tax-exempt	21	—	21
Total loans and loans held for sale	1,172	(619)	553
FHLB stock	—	2	2
Total interest-earning assets	1,379	(691)	688

Interest-bearing liabilities:
Regular savings	7	(5)	2
NOW checking	4	5	9
Money market	28	(6)	22
Certificates of deposit	73	(197)	(124)
Total interest-bearing deposits	112	(203)	(91)
Short-term borrowings	(5)	(1)	(6)
Long-term debt	146	(201)	(55)
Total interest-bearing liabilities	253	(405)	(152)

Increase (decrease) in net interest income	$1,126	$(286)	$840

Provision for Loan Losses.  The provision for loan losses was $400,000 for the nine months ended September 30, 2012 compared to $750,000 for the nine months ended September 30, 2011.  The decrease in the provision reflects a reduction in the balances of nonaccrual loans from $6.9 million at December 31, 2011 to $4.6 million at September 30, 2012, leading to a reduction in related specific reserves.  These changes were partially offset by changes in qualitative factors evaluated in setting the provision, and growth in the portfolio during the period.

Analysis of Loan Loss Experience.  The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2012	2011
Balance at beginning of period	$3,396	$2,690
Provision for loan losses	400	750
Charge-offs:
Real estate loans:
Residential	—	(195)
Commercial	—	—
Construction	—	—
Commercial loans	(100)	—
Consumer loans	(8)	—
Total charge-offs	(108)	(195)
Recoveries	(6)	—
Net charge- offs	(102)	(195)
Balance at end of period	$3,694	$3,245
Allowance for loan losses to nonperforming loans at end of period	80.49%	118.4%
Allowance for loan losses to total loans at end of period	1.36%	1.55%
Net charge-offs to average loans outstanding during the period	0.05%	0.09%

Noninterest Income.  Noninterest income totaled $528,000, an increase of $188,000, or 55.3%, as wealth management fees increased $71,000 from the comparable 2011 period. During the nine month period ended September 30, 2012, we recognized $51,000 gains on sales of securities and $62,000 of gains on sales of loans, as compared to no gains recognized in either activity in the nine month period ended September 30, 2011.

Noninterest Expenses.  Noninterest expense, exclusive of the $1.8 million pre-tax contribution to establish the Foundation, increased $1.3 million to $6.2 million during the nine months ended September 30, 2012 from $4.9 million for the nine month period ended September 30, 2011.  Factors that contributed to the increase in noninterest expense during the 2012 period were increased salaries and employee benefits of $437,000, or 13.9%, primarily attributable to our recent branch expansion, and additional personnel supporting our residential lending operations, our wealth management activities, and our public reporting and compliance efforts.  Occupancy and equipment expense increased $338,000 resulting from normal rent increases and additional rent and other expense associated with the new branch and related expanded office space.  Professional service fees increased $255,000 in support of legal, regulatory and other matters related to our operating as a public company.

Income Taxes.  An income tax provision of $138,000 was recorded during the nine months ended September 30, 2012 compared to a provision of $836,000 in the comparable 2011 period.  The 2012 tax provision also reflects a deferred tax benefit of $629,000 primarily associated with the contribution to the Foundation.  The effective tax rate for the 2012 nine month period was 24.8%, compared with 36.0% for the 2011 nine month period as tax preference items in 2012 represented a higher percentage of pre-tax income.

Liquidity and Capital Resources

Liquidity Management.  Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature.  Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities, and borrowings from the Federal Home Loan Bank of Boston. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of securities and borrowed funds and prepayments on loans are greatly influenced by general interest rates, economic conditions and competition.

Management regularly adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our interest-rate risk and investment policies.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits in other banks, and corporate bonds.  The level of these assets depends on our operating, financing, lending and investing activities during any given period.  At September 30, 2012, cash and cash equivalents, which include short-term investments, totaled $23.7 million.  Securities classified as available-for-sale, whose aggregate market value of $42.5 million exceeds cost, and $8.0 million of loans held for sale provide additional sources of liquidity.

At September 30, 2012, we had $31.5 million in borrowings outstanding, represented entirely by Federal Home Loan Bank of Boston advances. In addition, at September 30, 2012, we had the ability to borrow a total of $15.9 million in unused borrowing capacity from the Federal Home Loan Bank of Boston.  At September 30, 2012, we also had the ability to borrow $14.4 million from the Co-operative Central Bank and $13.7 million from the Federal Reserve Bank under a collateralized borrowing program, none of which was outstanding at that date.

At September 30, 2012, we had $50.5 million in loan commitments outstanding, which included $17.0 million in unadvanced home equity lines of credit, $3.5 million in unadvanced commercial lines of credit, $21.7 million in unadvanced funds on construction loans, and $8.3 million in new loan originations.

Term certificates of deposit due within one year of September 30, 2012 amounted to $82.8 million, or 62.9% of total term certificates.  This total has increased $14.8 million from December 31, 2011 while balances of term certificates maturing in more than one year have decreased $2.8 million.  Balances of term certificates that mature within one year reflect customer preferences for greater liquidity of personal funds, while longer-dated certificates reflect a willingness among customers to accept current interest rates for extended time periods.  If maturing deposits are not renewed, we will be required to seek other sources of funds, including new term certificates and other borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing funds.  Management believes, however, based on past experience that a significant portion of our term certificates will be renewed.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and will have to provide for its own liquidity to pay its operating expenses and other financial obligations.  The Company’s primary source of income will be dividends received from the Bank and earnings from investment of net proceeds from the offering retained by the Company.  Massachusetts banking law and Federal Deposit Insurance Corporation regulations limit distributions of capital.  In addition, the Company is subject to policy of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality and overall financial condition.  Finally, in connection with its nonobjection to the conversion, the Federal Deposit Insurance Corporation has required the Bank to commit that for the three-year period immediately following the closing of the conversion it will not make any distribution of capital to the Company, including cash dividends, except in accordance with Federal Deposit Insurance Corporation laws and regulations and as provided for in the business plan submitted with the conversion application without the prior approval of the Boston Area Office of the Federal Deposit Insurance Corporation if such action would cause the Bank’s tier 1 leverage and total risk-based capital ratios to fall below 8.0% and 12.0%, respectively.  At September 30, 2012, the Company had $8.0 million of liquid assets as represented by cash and cash equivalents on an unconsolidated basis.

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks, including a risk-based capital measure.  The Company is also subject to similar capital requirements set by the Federal Reserve Board.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2012, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For information about our loan commitments and unused lines of credit see Liquidity and Management herein.

For the nine months ended September 30, 2012, the Bank did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Bank’s financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

At September 30, 2012, there have not been any material changes to the market risk disclosure from that contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income and equity simulations.  The simulations use projected repricing of assets and liabilities at September 30, 2012 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rates can have a significant impact on the simulations.  Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  Our asset sensitivity would be reduced if prepayments slow and would increase if prepayments accelerated.  While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects the estimated effects of changes in interest rates on the present value of our equity at September 30, 2012 and on our projected net interest income from September 30, 2012 through September 30, 2013.

	As of September 30, 2012			Over the Next 12 Months Ending September 30, 2013
	Present Value of Equity			Projected Net Interest Income
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
			(Dollars in thousands)
300 bp	$40,433	$(3,865)	(8.72)%	$12,288	$711	6.14%
200	41,568	(2,730)	(6.16)	12,093	516	4.46
100	43,368	(930)	(2.10)	11,836	259	2.24
0	44,298	—	—	11,577	—	—
(100)	43,769	(529)	(1.19)	11,242	(335)	2.89

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

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A.  Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 26, 2012.  As of September 30, 2012, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011.

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

101.1*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balances Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

               ___________________________________________

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

WELLESLEY BANCORP, INC.

Dated:	November 13, 2012	By:	/s/ Thomas J. Fontaine
Thomas J. Fontaine
President and Chief Executive Officer
(principal executive officer)

Dated:	November 13, 2012	By:	/s/ Gary P. Culyer
Gary P. Culyer
Chief Financial Officer and Treasurer
(principal accounting and financial officer)