Form 10-K
period 2012-12-31
Wellesley Bancorp, Inc.
filed 2013-03-27
CIK 1526952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number:  0-54271

WELLESLEY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	45-3219901
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

47 Church Street, Wellesley, Massachusetts	02482
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:  (781) 235-2550

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X    No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X    No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

i

Indicate by check mark whether the registrant is a large accelerated, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ________	Accelerated filer _____
Non-accelerated filer ________	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __   No X

The aggregate market value of the common stock held by non-affiliates as of June 29, 2012 was $30,740,128, based on a closing price of $14.25.

As of March 18, 2012, the registrant had 24,630,660 of its common stock outstanding.

_________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2013 annual meeting of stockholders (Part III).

ii

Forward-Looking Statements

When used in this Annual Report on Form 10-K, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, competition and information provided by third-party vendors and the matters described herein under “Item 1A. Risk Factors” that could cause actual results to differ materially from historical results and those presently anticipated or projected.  The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I
Item 1.  Business

General

Wellesley Bancorp, Inc.  Wellesley Bancorp, Inc. (the “Company”) was incorporated in September 2011 to be the holding company for Wellesley Bank (the “Bank”) following the Bank’s conversion (the “Conversion”) from the mutual to stock form of ownership.  On January 25, 2012, the Conversion was completed and the Bank became the wholly-owned subsidiary of the Company.  Also on that date, the Company sold and issued 2,407,151 shares of its common stock at a price of $10.00 per share, through which the Company received net offering proceeds of $21.2 million.  The Company’s principal business activity is the ownership of the outstanding shares of common stock of the Bank.  The Company does not own or lease any property, but instead uses the premises, equipment and other property of the Bank, with the payment of appropriate rental fees, as required by applicable laws and regulations, under the terms of an expense allocation agreement entered into with the Bank.

Wellesley Bank.  Founded in 1911, Wellesley Bank is a Massachusetts chartered cooperative bank headquartered in Wellesley, Massachusetts.  We operate as a community-oriented financial institution offering traditional financial services to consumers and businesses in our primary market area.  We attract deposits from the general public and use those funds to originate primarily residential mortgage loans, commercial real estate loans and construction loans, and, to a lesser extent, commercial business loans, home equity lines of credit and other consumer loans.  We conduct our lending and deposit activities primarily with individuals and small businesses in our primary market area.   In addition, we also provide investment management services for high net worth individuals, not-for-profit entities and businesses through our wholly-owned subsidiary, Wellesley Investment Partners, LLC, a registered investment advisor.

The Bank’s and the Company’s executive offices are located 47 Church Street, Wellesley, Massachusetts 02482 and its telephone number is (781) 235-2550.

Our website address is www.wellesleybank.com.  Information on our website should not be considered a part of this document.

Wellesley Bank Charitable Foundation.  In connection with the Conversion, the Company established the Wellesley Bank Charitable Foundation (the “Foundation”) through the contribution of $225,000 in cash and 157,477 shares of common stock.  The total contribution expense recognized by the Company in 2012 was $1.8 million pre-tax ($1.1 million after tax).  The Foundation will make grants and donations to support charitable purposes within the communities served, currently or in the future, by the Company.

Market Area

We conduct our operations from our executive offices and three full-service branch offices located in Wellesley, Massachusetts, a community within the greater Boston metropolitan area.  Our primary lending market is defined by our Community Reinvestment Act assessment area, and includes the communities of Wellesley, Dover and Needham in Norfolk County, the communities of Natick, Newton, Cambridge and Weston in Middlesex County and portions of the city of Boston in Suffolk County.  Due to our proximity to Boston, our primary market area benefits from the presence of numerous institutions of higher learning, medical care and research centers and the corporate headquarters of several investment and financial services companies.  The greater Boston metropolitan area also has many life science and high technology companies employing personnel with specialized skills.  These factors affect the economic vitality of the region and impact the demand for residential homes, residential construction, office buildings, shopping centers, and other commercial properties in our market area.

Our market area is located largely in the Boston-Cambridge-Quincy, Massachusetts/New Hampshire Metropolitan Statistical Area.  Based on the 2010 United States census, the Boston metropolitan area is the 10th largest metropolitan area in the United States.  Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale/retail trade, to finance, technology and medical care.  Based on U.S. Census Bureau data, 2010 median household income was $81,000 and $77,000 for Norfolk County and Middlesex County, respectively, compared to median household income for Massachusetts of $64,500, and $51,000 for the United States for 2010.  In addition, 2010 per capita income was $42,000 and $40,000 for Norfolk County and Middlesex County, respectively, compared to per capita income for Massachusetts of $34,000, and $27,000 for the United States for 2010.  The town of Wellesley had 2010 median household income and per capita income of $139,000 and $66,000, respectively.

Competition

We face significant competition for deposits and loans.  Our most direct competition for deposits has historically come from the financial institutions operating in our primary market area and from other financial service companies such as securities brokerage firms, credit unions and insurance companies.  We also face competition for investors’ funds from money market funds and mutual funds.  At June 30, 2012, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held 1.37% of the deposits in Norfolk County, which was the 18th largest market share among the 47 financial institutions with offices in Norfolk County.  At June 30, 2012, we also held 13.68% of the deposits in the town of Wellesley, which was the third largest market share among the 14 financial institutions with offices in Wellesley.  Some of the banks owned by large national and regional holding companies and other community-based banks that also operate in our primary market area are larger than we are and, therefore, may have greater resources or offer a broader range of products and services.

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

Lending Activities

Residential Mortgage Loans.  The largest segment of our loan portfolio is mortgage loans to enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner.  At December 31, 2012, residential mortgage loans were $130.6 million, or 43.8%, of our total loan portfolio, consisting of $19.5 million and $111.0 million of fixed-rate and adjustable-rate loans, respectively.  We offer fixed-rate and adjustable-rate residential mortgage loans with terms up to 30 years.  Generally, our fixed-rate loans conform to Fannie Mae and Freddie Mac underwriting guidelines and are originated with the intention to sell.  Our adjustable-rate mortgage loans generally adjust every three years after an initial fixed period that ranges from three to ten years.  Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a specified percentage above the three year U.S. Treasury index.  Depending on the loan type, the maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate caps range from 5% to 6% over the initial interest rate of the loan.  Our adjustable-rate loans generally have prepayment penalties.

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

While residential mortgage loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan.  Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.  Additionally, our current practice is generally to (1) sell to the secondary market newly originated 15-year or longer term conforming fixed-rate residential mortgage loans, and (2) to hold in our portfolio nonconforming loans, shorter-term fixed-rate loans and adjustable-rate loans.  Generally, conforming fixed-rate loans are sold to third parties with servicing released.  Wellesley Bank’s portfolio lending generally consists of conforming and non-conforming adjustable-rate loans for owner-occupied and investor properties with loan-to-value ratios of up to 80%.  Mortgage amortizations range from 15 to 30 years.  We do not originate “interest only” mortgage loans on one-to-four family residential properties nor do we offer loans that provide for negative amortization of principal such as “option ARM” loans where the borrower can pay less than the interest owed on their loan.  Additionally, we generally do not offer “subprime loans” (loans that are made with low down payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments or bankruptcies, or borrowers with questionable repayment capacity) or “Alt-A” loans (loans to borrowers having less than full documentation).

We will make loans with loan-to-value ratios up to 90% (occasionally to 95% for first time home buyers and other qualified borrowers on an exception basis); however, we generally require private mortgage insurance for loans with a loan-to-value ratio over 90%.  We require all properties securing mortgage loans in excess of $250,000 to be appraised by a licensed real estate appraiser.  We generally require title insurance on all first mortgage loans.  Exceptions to these lending policies are based on an evaluation of credit risk related to the borrower and the size of the loan.  Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

In an effort to provide financing for first-time buyers, we offer adjustable-rate and fixed-rate loan programs.  We offer mortgage loans through this program to qualified individuals and originate the loans using modified underwriting guidelines, reduced interest rates, modified loan conditions and reduced closing costs.

Commercial Real Estate Loans.  We also offer fixed-rate and adjustable-rate mortgage loans secured by commercial real estate, including loans secured by multi-family real estate.  At December 31, 2012, commercial real estate loans were $80.2 million, or 26.9%, of our total loan portfolio, inclusive of $3.6 million in multi-family real estate loans.  The commercial real estate loan portfolio consisted of $21.5 million in fixed-rate loans and $58.7 million in adjustable-rate loans at December 31, 2012.  Our primary focus is individual commercial real estate loan originations to small- and mid-size owner occupants and investors in amounts between $1.0 million and $5.0 million.  Due to loan amortizations and lower than targeted size originations, the average size for loans in this portfolio was $652,000 at December 31, 2012.  Our commercial real estate and multi-family loans are generally secured by properties used for business purposes such as office buildings, warehouses, retail facilities and apartment buildings.  In addition to originating these loans, we also occasionally participate in commercial real estate loans with other financial institutions located primarily in Massachusetts.

We originate fixed-rate and adjustable-rate commercial real estate and multi-family loans for terms up to 25 years.  Interest rates and payments on our adjustable-rate loans adjust every three, five or seven years and generally are adjusted to a rate equal to a specified percentage above the corresponding Federal Home Loan Bank Classic Advance borrowing rate.  Most of our adjustable-rate commercial real estate and multi-family loans adjust every five years and amortize over a 25 year term.  Since 2010, all commercial real estate and multi-family loan originations are generally subject to an interest rate floor.  Loan amounts do not exceed 80% of the property’s appraised value at the time the loan is originated.

At December 31, 2012, our largest commercial real estate loan was for $4.0 million and was secured by a retail office building located in Boston, Massachusetts.  At December 31, 2012, our largest multi-family real estate loan was for $682,000 and was secured by an income producing property in Massachusetts.  Both of these loans were performing according to their original repayment terms at December 31, 2012.

Construction Loans.  At December 31, 2012, construction loans were $48.2 million, or 16.1%, of our total loan portfolio.  We primarily originate construction loans to contractors and builders, and to a lesser extent individuals, to finance the construction of residential dwellings.  We also make construction loans for commercial development projects, including small industrial buildings and retail and office buildings.  Our construction loans generally are fixed-rate, interest-only loans that provide for the payment of interest only during the construction phase, which usually ranges from 12 to 24 months.  The interest rates on our construction loans generally give consideration to the prime rate as published in the Wall Street Journal  and market conditions.  Construction loans generally can be made with a maximum loan to value ratio of 80% of the appraised market value estimated upon completion of the project.  As appropriate to the underwriting and appraisal process, a “discounted cash flow analysis” is utilized.  Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser.  We also will require an inspection of the property before disbursement of funds during the term of the construction loan.  Generally, our construction loans do not provide for interest payments to be funded by interest reserves.

We lend to experienced local builders and our construction loans are primarily secured by properties located within a 20 mile radius of Wellesley, Massachusetts.  All borrowers are underwritten and evaluated for creditworthiness based on past experience, debt service ability, net worth analysis including available liquidity, and other credit factors.  We require personal guarantees on all construction loans.  Advances are only made following an inspection of the property confirming completion of the required progress on the project and an update to the title completed by a bank approved attorney.

Most of our loans for the construction of residential properties are for residences being built that have not been sold prior to commencement of construction (speculative loans).  At December 31, 2012, our construction loan portfolio consisted of $29.1 million, or 9.8% of our total loan portfolio, in loans that were secured by speculative residential loan projects, while $8.4 million, or 2.8% of our loan portfolio, were in loans that were secured by owner-occupied residential real estate, and $10.6 million, or 3.6% of our loan portfolio, were in loans that were secured by speculative commercial loan projects.

At December 31, 2012, our largest outstanding construction loan relationship was for a speculative project aggregating $5.1 million, of which $2.4 million was outstanding.  This project is secured by a residential property, located in Boston, which is to be renovated and marketed as three condominium units. This relationship was performing according to its original repayment terms at December 31, 2012.

Commercial Business Loans.  We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses.  At December 31, 2012, commercial business loans were $15.7 million, or 5.3% of our total loan portfolio.  Commercial lending products include term loans, revolving lines of credit and equipment loans.  Commercial business loans and lines of credit are made with either variable or fixed rates of interest.  Variable rates are based on the prime rate as published in The Wall Street Journal, plus a margin.  Fixed-rate business loans are generally priced by considering the prime rate and the comparable cost of funding, typically from published rates of the Federal Home Loan Bank of Boston.  Commercial business loans typically have shorter maturity terms and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral.  We focus our efforts on small- to medium-sized, privately-held companies with local or regional businesses that operate in our market area.  In addition, commercial business loans are generally made only to existing customers having a business or individual deposit account and new borrowers are expected to establish appropriate deposit relationships with Wellesley Bank, if not already a depositor.

When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, primarily accounts receivable, inventory and equipment, and these loans are supported by personal guarantees.  At December 31, 2012, our largest commercial business loan was a $6.0 million loan, of which $4.0 million has been retained and $2.0 million has been  participated to another financial institution.  At December 31, 2012, $1.4 million had been advanced on this loan.  The loan is secured by all of the business assets of the operating company and is performing according to the original terms at December 31, 2012.  Our largest commercial lines of credit were each $1.0 million; one to a local educational institution, which is unsecured and had no balance outstanding at December 31, 2012.  The other was to a company and was secured by all business assets,  and had no balance outstanding at December 31, 2012.

Home Equity Lines of Credit.  We offer home equity lines of credit, which are generally secured by owner-occupied residences.  At December 31, 2012, home equity lines of credit were $23.1 million, or 7.7% of our total loan portfolio.  Home equity lines of credit have adjustable rates of interest with ten-year draws amortized over 15 years that are indexed to the Prime Rate as published by The Wall Street Journal and generally are subject to an interest rate floor.  Our home equity lines of credit generally have a monthly variable interest rate.  We offer home equity lines of credit with cumulative loan-to-value ratios generally up to 85%, when taking into account both the balance of the home equity loans and first mortgage loan.  We typically do not hold a first mortgage position on the homes that secure home equity lines of credit.

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

Other Consumer Loans.  We occasionally make fixed-rate second mortgage loans, automobile loans, loans secured by passbook or certificate accounts and overdraft loans.  At December 31, 2012, other consumer loans were $455,000 or 0.2% of total loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.  Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Loan Underwriting

Adjustable-Rate Loans.  Due to historically low interest rate levels, borrowers generally have preferred fixed-rate loans in recent years.  While we anticipate that our adjustable-rate loans will better offset the adverse effects on our net interest income of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loans in a rising interest rate environment could lead to an increase in delinquencies and defaults.  The marketability of the underlying property also may be adversely affected in a high interest rate environment.  In addition, although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

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

Consumer Loans.  Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly.  Such cases often do not warrant further substantial collection efforts against the borrower.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

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

For the years ended December 31, 2012 and 2011, we originated $204.7 million and $95.9 million of total loans, and sold $25.4 million and $4.4 million of loans, respectively, all of which were residential mortgage loans.  At December 31, 2012, we had no loans sold with recourse.

Loan Approval Procedures and Authority.  Our lending activities follow written, nondiscriminatory, underwriting standards and loan origination procedures established by our Board of Directors and management.  Loans in excess of $1.5 million must be authorized by a member of the Security Committee of the Board of Directors.

Loans-to-One Borrower Limit and Loan Category Concentration.  The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited by statute to 20% of our capital, which is defined under Massachusetts law as the sum of our capital stock, surplus account and undivided profits.  Obligations secured by a first lien residential mortgage are excluded from the total borrower obligations for purposes of this computation.  At December 31, 2012, our regulatory limit on loans-to-one borrower was approximately $6.7 million.  At that date, our largest single borrower lending relationship exclusive of one residential loan for $1.9 million, consisted of two commercial mortgages, one residential construction loan, one commercial construction loan and a secured commercial line of credit, totaling $5.8 million. An additional $1.7 million of unadvanced lines was available to this customer, subject to regulatory limits. These loans were performing in accordance with its original repayment terms at December 31, 2012.  As a result of our offering, our regulatory loans-to-one borrower limit has increased.

Loan Commitments.  We issue commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events.  Commitments to originate mortgage loans are legally binding agreements to lend to our customers.  Generally, our loan commitments expire after 60 days.

Investment Activities

We have legal authority to invest in various types of securities, including U.S. Treasury obligations, obligations of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank of Boston, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities.  We also are required to maintain an investment in Federal Home Loan Bank of Boston stock.  While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities through December 31, 2012.

At December 31, 2012, our investment portfolio consisted primarily of residential mortgage-backed securities issued by U.S. government agencies and government-sponsored enterprises,  state and municipal bonds and investment grade corporate bonds.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return.  Management has the responsibility for the investment portfolio subject to  the guidelines established in our investment policy approved by the Board of Directors.  Management works with Wellesley Investment Partners, LLC, a wholly-owned subsidiary of Wellesley Bank and a registered investment advisor, in the day-to-day management of the investment portfolio.  The Board of Directors reviews the status of the portfolio on a monthly basis.  The Asset/Liability Committee, which meets on a quarterly basis, reviews an in-depth analysis of the portfolio including performance risk, credit risk and interest rate risk.

Deposit Activities and Other Sources of Funds

General.  Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes.  Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and financial market conditions.

Deposit Accounts.  Deposits are attracted from within our market area based on reputation, and by advertising and other marketing efforts, and through the offering of a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and certificates of deposit.  We do not currently utilize brokered deposits.  In addition to accounts for individuals, we also offer several commercial checking accounts designed for the businesses operating in our market area and strongly encourage commercial borrowers to utilize our commercial business deposit products.

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

Business Banking and Cash Management Services.  We offer a variety of deposit accounts designed for the businesses operating in our market area.  Our business banking deposit products include a commercial checking account and checking accounts specifically designed for small businesses.  We also offer remote capture products for business customers to meet their online banking needs.  Additionally, we offer a commercial NOW account with sweep features and money market accounts for businesses.  We are seeking to increase our commercial deposits through the offering of these types of cash management products.

Borrowings.  We may utilize advances from the Federal Home Loan Bank of Boston to supplement our supply of investable funds.  The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions.  As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met.  Advances are made under several different programs, each having its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.  At December 31, 2012, we had advances outstanding with the Federal Home Loan Bank of Boston totaling $31.5 million, and had the ability to borrow a total of approximately $32.9 million in additional funds.  At December 31, 2012, we also had an available line of credit of $1.3 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily.  We had no overnight advances with the Federal Home Loan Bank on this date.  All of our borrowings from the Federal Home Loan Bank are secured by a blanket lien on residential real estate loans.

The Co-operative Central Bank borrowings for liquidity purposes are available to all cooperative member banks.  Loan advances will generally be made on an unsecured basis provided that the aggregate loan balance is less than 5% of total deposits of the member bank; the member bank’s primary capital ratio is in excess of 5%; the member bank meets the required CAMELS rating; and the quarterly and year-to-date net income before extraordinary items is positive.  At December 31, 2012, we had $13.6 million of borrowing capacity with the Co-operative Central Bank, none of which was outstanding.

At December 31, 2012, we also had the ability to borrower $13.7 million under a collateralized borrower in custody agreement with the Federal Reserve Bank of Boston, none of which was outstanding.  At December 31, 2012, the Company also has a $2.0 million unsecured line of credit with a correspondent bank, none of which was outstanding.

We formerly offered a program wherein securities sold under agreements to repurchase (“REPO”) were customer deposits that were invested overnight in mortgage-related securities.  For each of these predominantly commercial customers, a predetermined balance is established, and deposits in excess of that amount are transferred into the repurchase account from each customer’s checking account.  The next banking day, the funds are recredited to their individual checking account along with interest earned at market rates.  This program was eliminated in August 2012 and replaced with a NOW account based product with sweep features.  Substantially all customers utilizing the previous program have converted to the new product.  See  “Management’s Discussions and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Borrowings.”

Personnel

As of December 31, 2012, we had 38 full-time employees and 9 part-time employees, none of whom is represented by a collective bargaining unit.  We believe our relationship with our employees is good.

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

Central Linden LLC.  Organized in 2010, Central Linden LLC is a Massachusetts limited liability company formed for the purpose of holding, managing and selling foreclosed real estate.  Central Linden is currently inactive.

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

Loans to a Bank’s Insiders.  Massachusetts banking laws prohibit any executive officer or director of a bank from borrowing or guaranteeing extensions of credit by such bank except for any of the following loans or extensions of credit with the approval of a majority of the Board of Directors: (i) loans or extension of credit, secured or unsecured, to an officer of the bank in an amount not exceeding $100,000; (ii) loans or extensions of credit intended or secured for educational purposes to an officer of the bank in an amount not exceeding $200,000; (iii) loans or extensions of credit secured by a mortgage on residential real estate to be occupied in whole or in part by the officer to whom the loan or extension of credit is made, in an amount not exceeding $750,000; and (iv) loans or extensions of credit to a director of the bank who is not also an officer of the bank in an amount permissible under the bank’s loan to one borrower limit.  No such loan or extension of credit may be granted with an interest rate or other terms that are preferential in comparison to loans granted to persons not affiliated with the bank.  Massachusetts banking guidance provides exceptions for the granting of an interest rate or other terms that are preferential, as long as the terms are granted in accordance with Federal regulations.  See ““—Federal Regulations— Transactions with Affiliates and Loans to Insiders.”

Investment Activities. In general, Massachusetts-chartered banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state, provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4% of the bank’s deposits.  Federal law imposes additional restrictions on Wellesley Bank’s investment activities.  See  “—Federal Regulations—Business and Investment Activities.”

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

Protection of Personal Information.  Massachusetts has adopted regulatory requirements intended to protect personal information.  The requirements, which became effective March 1, 2010, are similar to existing federal laws such as the Gramm-Leach-Bliley Act, discussed below under “ —Federal Regulations—Other Regulations”, that require organizations to establish written information security programs to prevent identity theft.  The Massachusetts regulation also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.

Massachusetts has other statutes or regulations that are similar to certain of the federal provisions discussed below.

Federal Regulations

Capital Requirements. Under the Federal Deposit Insurance Corporation’s regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state nonmember banks”), such as Wellesley Bank, are required to comply with minimum leverage capital requirements.  For an institution not anticipating or experiencing significant growth and deemed by the Federal Deposit Insurance Corporation to be, in general, a strong banking organization rated composite 1 under Uniform Financial Institutions Ranking System, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3.0%.  For all other institutions, the minimum leverage capital ratio is not less than 4.0%.  Tier 1 capital is the sum of common stockholder’s equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships), unrealized appreciation or depreciation in the value of available-for-sale securities, net of tax effects,  and certain other specified items.

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

Transactions with Affiliates and Loans to Insiders. Transactions between a bank (and, generally, its subsidiaries) and its related parties or affiliates are limited by Sections 23A and 23B of the Federal Reserve Act.  An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank.  In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank.  Generally, Sections 23A and 23B of the Federal Reserve Act limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of such institution’s capital stock and surplus and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such institution’s capital stock and surplus.  The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar transactions.  In addition, loans or other extensions of credit by the institution to the affiliate are required to be collateralized in accordance with specified requirements.  The law also requires that affiliate transactions be on terms and conditions that are substantially the same, or at least as favorable to the institution, as those provided to nonaffiliates.

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

As part of its plan to restore the Deposit Insurance Fund in the wake of a large number of bank failures, the Federal Deposit Insurance Corporation (“FDIC”) imposed a special assessment of five basis points for the second quarter of 2009.  In addition, the FDIC required all insured institutions to prepay their quarterly assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  In calculating the required prepayment, the FDIC assumed a 5% annual growth in the assessment base and applied a three basis point increase in assessment rates effective January 1, 2011.  Wellesley Bank’s pre-payment of $1.1 million was recorded as a prepaid expense at December 31, 2009.  Subsequently, in 2011 the FDIC revised its assessment formula, which had the effect of reducing our annual assessment, and eliminated the scheduled amortization of the prepaid balance.  Currently, annual assessments as determined by the FDIC will reduce the remaining prepaid balance  until it is fully eliminated and assessments begin to be paid on a current year basis.

In addition to Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, through the Federal Deposit Insurance Corporation, assessments for costs related to bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  During the calendar year ended December 31, 2012, Wellesley Bank paid $18,300 in fees related to the FICO.

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

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts, primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts.  The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $59.5 million; a 10% reserve ratio is applied above $59.5 million.  The first $11.5 million of otherwise reservable balances are exempted from the reserve requirements.  The amounts are adjusted annually.  Wellesley Bank complies with the foregoing requirements.

Federal Home Loan Bank System. Wellesley Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of Boston, Wellesley Bank is required to acquire and hold a specified amount of shares of capital stock in the Federal Home Loan Bank of Boston.  As of December 31, 2012, Wellesley Bank was in compliance with this requirement.

The Federal Home Loan Bank of Boston suspended its dividend payment for the first quarter of 2009 and did not pay a dividend through 2010.  The Federal Home Loan Bank has paid dividends in 2012 and 2011 that are considerably less than those paid prior to 2009.

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

The Federal Reserve Board has established capital requirements generally similar to the capital requirements for state member banks described above, for bank holding companies.  However, bank holding companies with total assets of less than $500 million, including Wellesley Bancorp, are exempt from these capital requirements except where the company (i) engages in significant non-banking activities; (ii) conducts significant off balance sheet activities or has a material amount of debt or equity securities outstanding registered with the Securities Exchange Commission.  The Federal Reserve Board has reserved the right to apply its requirements to bank holding companies of any size when required for supervisory purposes.  The Dodd-Frank Act requires the Federal Reserve Board to issue consolidated regulatory capital requirements for holding companies that are at least as stringent as those applicable to the bank.  However, the Dodd-Frank Act appears to allow the Federal Reserve Board to continue to exempt bank holding companies of less than $500 million in consolidated assets from the holding company capital requirements.

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

Federal Income Taxation

General.  We report our income on a calendar year basis using the accrual method of accounting.  The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.  Our federal income tax returns have not been audited in the most recent five year period.  For its 2012 fiscal year, Wellesley Bank’s maximum federal income tax rate was 34.0%.

Bad Debt Reserves.  For taxable years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve.  A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method.  The reserve for nonqualifying loans was computed using the experience method.  Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves.  Approximately $820,000 of our accumulated bad debt reserves would not be recaptured into taxable income unless Wellesley Bank makes a “nondividend distribution” to Wellesley Bancorp as described below.

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

State Taxation

Financial institutions in Massachusetts file combined income tax returns with affiliated companies that are not security corporations.  The Massachusetts excise tax rate for cooperative banks was 9.0% of federal taxable income, adjusted for certain items for the year ended December 31, 2012, and was 9.5% for the year ending December 31, 2011.  Taxable income includes gross income as defined under the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except for those deductions relating to dividends received and income or franchise taxes imposed by a state or political subdivision.  Carryforwards and carrybacks of net operating losses and capital losses are not allowed.  Wellesley Bancorp’s state tax returns, as well as those of its subsidiaries, are not currently under audit.

A financial institution or business corporation is generally entitled to special tax treatment as a “security corporation” under Massachusetts law provided that: (a) its activities are limited to buying, selling, dealing in or holding securities on its own behalf and not as a broker; and (b) it has applied for, and received, classification as a “security corporation” by the Commissioner of the Massachusetts Department of Revenue.  A security corporation that is also a bank holding company under the Internal Revenue Code must pay a tax equal to 0.33% of its gross income.  A security corporation that is not a bank holding company under the Internal Revenue Code must pay a tax equal to 1.32% of its gross income.  Wellesley Bank’s wholly-owned subsidiary, Wellesley Securities Corporation, is a Massachusetts securities corporation.  As such, it has received security corporation classification by the Massachusetts Department of Revenue, and does not conduct any activities deemed impermissible under the governing statutes and various regulations, directives, letter rulings and administrative pronouncements issued by the Massachusetts Department of Revenue.

Executive Officers of the Registrant

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

Below is information regarding our executive officers who are not also directors.  Ages presented are as of December 31, 2012.

Gary P. Culyer has served as Senior Vice President and Chief Financial Officer of Wellesley Bank since August 2011.  Prior to joining Wellesley Bank, Mr. Culyer served as Executive Vice President and Chief Financial Officer of Dedham Institution for Savings in Dedham, Massachusetts from January 1986 to February 2011.  Mr. Culyer is a Certified Public Accountant.  Age 61.

Eloise C. Thibault serves as Vice President and Treasurer of Wellesley Bank and has been employed by Wellesley Bank since April 1990.  Ms. Thibault also serves as the Human Resources Manager at Wellesley Bank.  Age 55.

Item 1A.  Risk Factors

We make and hold in our portfolio construction loans, including speculative construction loans, which are considered to have greater credit risk than other types of residential loans.

We originate construction loans for residential properties and commercial real estate properties, including properties built on speculative, undeveloped property by builders and developers who have not identified a buyer for the completed residential or commercial real estate property at the time of loan origination.  At December 31, 2012, $48.2 million, or 16.1%, of our loan portfolio consisted of construction loans.  At this date, our construction loan portfolio consisted of $29.1 million, or 9.8% of our loan portfolio, in loans that were secured by residential real estate speculative loan projects, $8.4 million, or 2.8% of our loan portfolio, in loans that were secured by owner-occupied residential real estate, and $10.6 million, or 3.6% of our loan portfolio, in loans that were secured by commercial real estate speculative loan projects.  Construction lending is an important part of our business strategy and we expect this portion of our loan portfolio to continue to grow.

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

At December 31, 2012, $95.9 million, or 32.2%, of our loan portfolio consisted of commercial real estate and commercial business loans.  Commercial loans generally expose a lender to greater risk of nonpayment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans.  Also, many of our commercial borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.  Further, unlike residential mortgage loans or commercial real estate loans, commercial business loans may be secured by collateral other than real estate, the value of which may be more difficult to appraise, and may be more susceptible to fluctuation in value.

Our level of nonperforming loans and classified assets expose us to increased risk of loss.  Also, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

At December 31, 2012, loans that were internally classified as either special mention, substandard, doubtful or loss totaled $8.6 million, representing 2.9% of total loans, including nonperforming loans of $3.5 million, representing 1.2% of total loans.  If these loans do not perform according to their terms and the value of the collateral is insufficient to pay the remaining loan balance or if the economy and/or the real estate market weakens, we could experience loan losses or be required to record additional provisions to our allowance for loan losses, either of which could have a material adverse effect on our operating results.  Like all financial institutions, we maintain an allowance for loan losses at a level representing management’s best estimate of inherent losses in the portfolio based upon management’s evaluation of the portfolio’s collectibility as of the corresponding balance sheet date.  However, our allowance for loan losses may be insufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

At December 31, 2012, our allowance for loan losses totaled $3.8 million, which represented 1.3% of total loans and 109.5% of nonperforming loans.  Our regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to increase the allowance for loan losses by recognizing additional provisions for loan losses charged to income, or to charge off loans, which, net of any recoveries, would decrease the allowance for loan losses.  Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our operating results.

A return of recessionary conditions in our national economy and, in particular, our local economy could continue to increase our level of nonperforming loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

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

Concerns over the United States’ credit rating (which was downgraded by Standard & Poor’s), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.  A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability.  In particular, unlike larger financial institutions that are more geographically diversified, our profitability depends on the general economic conditions in our primary market area.  Most of our loans are secured by residential or commercial real estate, or made to businesses in the town of Wellesley and the surrounding communities within the greater Boston area.  As a result of this concentration, a prolonged or more severe downturn in the local economy could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would reduce our earnings.  An economic downturn could also result in reduced demand for credit or fee-based products and services, which would negatively impact our revenues.

Our residential mortgage loans and home equity lines of credit exposes us to greater lending risks.

At December 31, 2012, $130.6 million, or 43.8%, of our loan portfolio consisted of residential mortgage loans and $23.1 million, or 7.7%, of our loan portfolio consisted of home equity lines of credit.  We intend to continue to emphasize and grow these types of lending, in particular residential mortgage lending.    Real estate values are susceptible to price volatility during changing economic conditions.  Declines in real estate values could cause some of our residential mortgage and home equity lines of credit to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

We face a high level of competition both in making loans and attracting deposits within our primary markets.  This competition may make it difficult for us to make new loans and may force us to offer lower loan rates and higher deposit rates.  Pricing competition for loans and deposits might result in our earning less on our loans and paying more on our deposits, which would reduce net interest income.  Competition also makes it more difficult to grow loans and deposits.  At June 30, 2012, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held 1.37% of the deposits in Norfolk County, which was the 18th largest market share among the 47 financial institutions with offices in Norfolk County.  At June 30, 2012, we also held 13.68% of the deposits in the town of Wellesley, which was the third largest market share among the 14 financial institutions with offices in Wellesley.  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our market area.

Our business strategy includes moderate growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We have experienced moderate growth during the past five years and our recently completed offering is expected to further add to this growth.  In the future, expected growth in our assets, our deposits and the scale of our operations, may come from organic growth or acquisitions.  We opened our third full service branch in Wellesley in the first quarter of 2012.  However, achieving our growth targets requires us to successfully execute our business strategies.  As a full-service community banking institution, our business strategies include continuing to expand our loan portfolio with more residential mortgage lending and larger commercial lending relationships, and increased emphasis on competitive deposit products, in particular business deposit and checking products.  Our ability to successfully grow and achieve our objectives will also depend on the continued availability of loan opportunities that meet our stringent underwriting standards.  If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business and prospects could be adversely affected.

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

We own stock in the Federal Home Loan Bank of Boston, which has decreased its dividend significantly as a result of its financial difficulties.

As a member bank, Wellesley Bank is required to purchase capital stock in the Federal Home Loan Bank in an amount commensurate with the amount of Wellesley Bank’s advances and unused borrowing capacity.  This stock is carried at cost and was $2.0 million at December 31, 2012.  In response to unprecedented market conditions and potential future losses, the Federal Home Loan Bank announced in February 2009 an initiative to preserve capital by the adoption of a revised retained earnings target, declaration of a moratorium on excess stock repurchases, which was lifted in 2012, and the suspension of cash dividend payments which were re-instated in 2011.  The payment of cash dividends was resumed in 2011, although at a rate substantially less than prior to the suspension of dividends in 2009.  If the Federal Home Loan Bank is unable to maintain minimum regulatory capital requirements or is required to aid the remaining Federal Home Loan Banks, our holding of Federal Home Loan Bank stock may be determined to be other-than-temporarily impaired and may require a charge to earnings.

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

The recent economic recession has caused a high level of bank failures, which has dramatically increased Federal Deposit Insurance Corporation resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund.  As a result, the Federal Deposit Insurance Corporation has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance.  In addition, in May 2009, the Federal Deposit Insurance Corporation imposed a special assessment on all insured institutions.  Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $118,000.  In lieu of imposing an additional special assessment, the Federal Deposit Insurance Corporation required all institutions to prepay their assessments for all of calendar years 2010, 2011 and 2012, which for us totaled $1.1 million.  Subsequently, in 2011 the FDIC revised its assessment formula, which had the effect of reducing our annual assessment, and eliminated the scheduled amortization of the prepaid balance.  Currently, annual assessments as determined by the FDIC will reduce the remaining prepaid balance until it is fully eliminated and assessments begin to be paid on a current year basis.  Additional increases in the assessment base, or the base assessment rate, or additional special assessments could negatively impact our earnings.

Additional expenses following the offering from the implementation of new equity benefit plans will adversely affect our profitability.

We will recognize additional annual employee compensation and benefit expenses stemming from our employee stock ownership plan and equity incentive plan.  These additional expenses will adversely affect our profitability.  We recognize expenses for our employee stock ownership plan when shares are committed to be released and allocated to participants’ accounts as the trustee repays the loan used to acquire the shares over the expected 15 year loan term.  We recognize expenses for restricted stock awards and stock options generally over the vesting period of awards made to recipients.

A significant percentage of our common stock is held by our directors, executive officers and employee benefit plans which, if voted together, could prevent actions requiring a supermajority vote, such as the amendment of certain provisions of the articles of incorporation and bylaws.

Our directors and executive officers, together with their associates, own 18.6% of Wellesley Bancorp’s outstanding shares of common stock.  In addition, our employee stock ownership plan owns 7.8% of our outstanding common stock.  As a result, approximately 26.4% of our outstanding shares are held by our directors and executive officers and our employee stock ownership plan.  The articles of incorporation and bylaws of Wellesley Bancorp contain supermajority voting provisions that require that the holders of at least 75% of Wellesley Bancorp’s outstanding shares of voting stock approve certain actions including, but not limited to, the amendment of certain provisions of Wellesley Bancorp’s articles of incorporation and bylaws.  If our directors and executive officers and benefit plans hold more than 25% of our outstanding common stock, the shares held by these individuals and benefit plans could be voted in a manner that would ensure that the 75% supermajority needed to approve such actions could not be attained.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

At December 31, 2012, we conducted business through our executive office and three full service branch offices located in Wellesley, Massachusetts.  We own our Central Street branch office.  We lease our Church Street executive office (subject to a renewable lease that expires in 2018), our Linden Street branch office (subject to a renewable lease that expired in 2012 and was renewed for a new term expiring in 2022), and our Washington Street branch office (subject to a lease that expires in 2021, subject to renewal options that could extend through 2031).  At December 31, 2012, the total net book value of our land, buildings, furniture, fixtures and equipment was $2.0 million.  In March 2013, the Company entered into a lease agreement for a proposed new branch, which will be expected to open in 2013 subject to regulatory approval.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity and Related Stockholder Matters

           The Wellesley Bancorp’s common stock is listed on the Nasdaq Capital Market under the trading symbol “WEBK.”  The following table sets forth the high and low sales prices of the common stock and dividends paid per share for the year ended December 31, 2012.  Wellesley Bancorp’s common stock commenced trading on the Nasdaq Capital Market on January 26, 2012.

	High	Low	Dividends Paid Per Share
Year Ended December 31, 2012:
Fourth Quarter	$15.90	$14.38	-
Third Quarter	15.40	14.00	-
Second Quarter	15.20	12.42	-
First Quarter	13.25	11.45	-

           As of March 1, 2013, there were approximately 347 holders of record of the Company’s common stock.  We believe the number of beneficial owners of our common stock is greater than the number of record holders because a large amount of our common stock is held of record through brokerage firms in “street name.”

Issuer Purchases of Equity Securities

           The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2012.  The Company announced a stock repurchase program on October 31, 2012.  Under the stock repurchase program, the Company is authorized to repurchase up to 96,286 shares, or approximately 4.0%, of the Company’s outstanding common stock.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 through October 31, 2012	—	—	—	96,286
November 1 through November 30, 2012	6,880	$15.47	6,880	89,406
December 1 through December 31, 2012	6,200	15.36	6,200	83,206
Total	13,080	15.42	13,080

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

Item 6.  Selected Financial Data

The summary consolidated financial information presented below is derived in part from our audited consolidated financial statements.  The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes beginning on page F-1.  The information at December 31, 2012 and 2011 and for the years then ended is derived in part from the audited consolidated financial statements of Wellesley Bancorp and Wellesley Bank that appear elsewhere in this Annual Report on Form 10-K.

	At December 31,
(In thousands)	2012	2011	2010	2009	2008
Selected Financial Condition Data:
Total assets	$376,048	$303,148	$262,002	$245,829	$241,284
Cash and short-term investments	18,218	33,524	18,397	9,370	5,072
Securities available for sale	39,256	36,088	25,565	28,188	29,621
Loans held for sale	9,130	—	—	—	—
Loans receivable, net	294,091	221,877	204,117	184,370	194,640
Deposits	298,059	245,246	222,436	195,625	187,804
Stock subscriptions	—	19,666	—	—	—
Short-term borrowings	—	7,059	5,804	6,270	4,395
Long-term debt	31,500	7,500	12,500	24,500	30,000
Total equity/surplus	44,971	22,731	20,408	18,303	16,958

	Years Ended December 31,
(In thousands)	2012	2011	2010	2009	2008
Operating Data:
Interest and dividend income	$14,120	$12,964	$13,337	$13,382	$13,553
Interest expense	2,578	2,703	3,379	5,553	6,739
Net interest income	11,542	10,261	9,958	7,829	6,814
Provision for loan losses	550	900	1,100	300	445
Net interest income, after provision for loan losses	10,992	9,361	8,858	7,529	6,369
Noninterest income (loss) (1)	930	497	548	258	(347)
Noninterest expenses (2)	10,299	6,713	5,995	5,945	5,030
Income before income taxes	1,623	3,145	3,411	1,842	992
Provision for income taxes	524	1,140	1,258	697	305
Net income	$1,099	$2,005	$2,153	$1,145	$687

	At or For the Years Ended December 31,
	2012	2011	2010	2009	2008
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.33%	0.74%	0.84%	0.45%	0.31%
Return on average equity	2.61	9.39	11.17	6.50	4.12
Interest rate spread (3)	3.41	3.74	3.83	2.84	2.81
Net interest margin (4)	3.63	3.94	4.07	3.21	3.22
Noninterest expense to average assets	3.14	2.49	2.35	2.36	2.24
Efficiency ratio (5)	83.23	62.50	57.51	73.51	77.75
Average interest-earning assets to average interest-bearing liabilities	127.26	119.74	117.70	116.14	112.98
Average equity to average total assets	12.82	7.90	7.56	6.99	7.41
Basic and diluted income per share (6)	N/A	N/A	N/A	N/A	N/A
Dividends per share (6)	N/A	N/A	N/A	N/A	N/A
Dividend payout ratio (6)	N/A	N/A	N/A	N/A	N/A

Asset Quality Ratios:
Nonperforming loans to total assets	0.93%	2.27%	0.77%	0.29%	0.81%
Nonperforming loans to total loans	1.18	3.06	0.97	0.38	0.99
Allowance for loan losses to nonperforming loans	109.52	49.25	133.96	292.20	104.55
Allowance for loan losses to total loans	1.29	1.51	1.30	1.10	1.04
Net charge-offs to average loans outstanding during the period (7)	0.04	0.09	0.24	0.15	—

Capital Ratios:
Total capital to risk-weighted assets (8)	13.95%	11.91%	11.90%	11.86%	11.10%
Tier I capital to risk-weighted assets	12.69	10.65	10.64	10.63	9.90
Tier I capital to total average assets (9)	9.25	7.81	7.74	7.00	7.06

Other Data:
Number of full service offices	3	2	2	2	2

(1)	The noninterest loss in 2008 includes other-than-temporary impairment losses on securities of $701,000.
(2)
Noninterest expense in 2012 includes the charitable contribution pre-tax expense of $1.8 million related to the Company’s contribution of stock and cash to the Wellesley Bank Charitable Foundation in connection with the Conversion.

(3)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.
(5)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities.
(6)
As of December 31, 2011, the conversion to a stock form of organization had not been completed and shares had not been issued.  The conversion was completed on January 25, 2012.  However, as shares were not outstanding for the entire year, no earnings per share information is presented for the year ending December 31, 2012.

(7)	There were $4,000 of charge-offs during 2008.
(8)	Capital ratios reflect the Bank-only capital position for all periods presented as the Company is not currently subject to regulatory capital requirements.
(9)	Average assets represent average assets for the most recent quarter within the respective period.

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

Provision for Loan Losses.  The allowance for loan losses is maintained at a level representing management’s best estimate of inherent losses in the loan portfolio, based upon management’s evaluation of the portfolio’s collectibility.  The allowance is established through the provision for loan losses, which is charged against income.  Charge-offs, if any, are charged to the allowance.  Subsequent recoveries, if any, are credited to the allowance.  Allocation of the allowance may be made for specific loans or pools of loans, but the entire allowance is available for the entire loan portfolio.

Expenses.  The noninterest expenses we incur in operating our business consist of salaries and employee benefits, occupancy and equipment, data processing, federal deposit insurance and other general and administrative expenses.  Our noninterest expenses have increased as a result of operating as a public company.  These additional expenses consist primarily of stock-related compensation, legal and accounting fees, expenses of stockholder communications and meetings and stock exchange listing fees.

Salaries and employee benefits consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits.  We will recognize additional annual employee compensation expenses stemming from the adoption of  the Employee Stock Ownership Plan (“ESOP”) and the new equity incentive plan.  The actual amount of these new stock-related compensation and benefit expenses are based on the fair market value of the shares of common stock or related stock options at specific points in the future.

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

Our contribution to the charitable foundation in connection with the Bank’s stock conversion was an additional operating expense that reduced net income during the first quarter of 2012.  The contribution to the foundation resulted in a $1.1 million after-tax expense in the first quarter of 2012.  This expense will not be a recurring expense.

Other expenses include expenses for professional services, advertising, office supplies, postage, telephone, insurance and other miscellaneous operating expenses.

Business Strategy

Our primary objective is to operate and grow a profitable community-oriented financial institution serving customers in our primary market areas.  We have sought to achieve this through the adoption of a business strategy designed to maintain a strong capital position and high asset quality.  Our operating strategy includes the following:

Increasing our deposit market share within Wellesley, Massachusetts and the surrounding communities.  Since its inception in 1911, Wellesley Bank has primarily served the town of Wellesley, Massachusetts and the immediate surrounding communities.  Despite considerable competition from larger financial institutions with greater resources than Wellesley Bank, we have made significant progress in recent years to increase our market presence in the town of Wellesley.  Our deposits have increased $52.8  million, or 21.5%, from $245.2 million at December 31, 2011 to $298.1 million at December 31, 2012.  At June 30, 2012 (latest available), we had 13.68% of the deposits in the town of Wellesley, which represented the third largest market share out of 14 financial institutions with branches in the town of Wellesley.  We believe the Wellesley market area will continue to provide us opportunities for growth, and we intend to continue to increase our market share in the town of Wellesley through our third Wellesley branch office that opened in April 2012.

Continuing to emphasize our commercial real estate, construction and commercial business loans, as well as increasing our commercial business depository relationships in our market area.   We have worked to increase our commercial relationships by diversifying our loan portfolio beyond residential mortgage loans and offering business deposit and checking products.  Since December 31, 2011, our commercial real estate, construction and commercial business loan portfolio has increased $19.7  million, or 15.8%, and at December 31, 2012 was 48.3% of our total loan portfolio.  In connection with the increase in our commercial business loan portfolio, we also have focused on providing a full banking relationship and, as a result, experienced an increase in our business deposit and checking accounts.  Since December 31, 2011, our business deposit and checking accounts increased $8.5 million, or 24.7%, of which, $5.6 million was attributable to the revised sweep account program, and at December 31, 2012, represented 14.4% of our total deposits.

With the additional capital raised in the offering, we expect to continue to pursue the larger lending relationships associated with commercial real estate and construction lending.  In addition, we will continue to expand and develop our business deposit and checking products to better serve our commercial customers.

Increasing our residential mortgage lending in our market area.  We believe there are significant opportunities to increase our residential mortgage lending in our market areas.  The town of Wellesley and its surrounding communities has a sound economy and has not been as negatively affected by the recent recession as other regions of the United States.  As a result, the demand for residential mortgage loans in our market area, in particular larger “jumbo” loans, has not been significantly impacted by the downturn in the economy.  Early in 2012, we hired an additional residential mortgage lender to complement our existing residential mortgage lending operations, and have expanded our lending territory to include sections of Boston in Suffolk County and Cambridge in Middlesex County.  We believe this provides additional lending opportunities and further diversifies our residential loan portfolio.

Continuing conservative underwriting practices while maintaining a high quality loan portfolio. We believe that strong asset quality is a key to long-term financial success.  We have sought to maintain a high level of asset quality and manageable credit risk by using conservative underwriting standards and by diligent monitoring and collection efforts.  Nonperforming loans decreased from $6.9 million at December 31, 2011 to $3.5 million at December 31, 2012.  At December 31, 2012, nonperforming loans were 1.18% of the total loan portfolio and 0.93% of total assets.  The decrease in nonperforming loans is the result of the payoff of certain troubled residential and commercial relationships and the return to performing status of one commercial real estate loan totaling $2.7 million.  Although we intend to increase our commercial real estate, construction and commercial business lending, we intend to continue our philosophy of managing large loan exposures through conservative loan underwriting and sound credit administration standards.

Seeking to enhance fee income by growing investment advisory services.  Our profits rely heavily on the spread between the interest earned on loans and securities and interest paid on deposits and borrowings.  In order to decrease our reliance on net interest income, we have pursued initiatives to increase noninterest income.  In particular, we offer a full array of investment advisory services for individuals, nonprofits, institutions, endowments, and other registered investment advisors through our wholly-owned subsidiary, Wellesley Investment Partners, LLC, a registered investment advisor.  Investment management fees relating to our investment advisory services totaled $231,000, $109,000 and $68,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  We intend to continue to enhance our fee income through Wellesley Investment Partners by continuously evaluating potential additional hires or acquisitions if appropriate.

Emphasizing lower cost core deposits to maintain low funding costs.  We seek to increase net interest income by controlling costs of funding.  Over the past several years, we have sought to reduce our dependence on traditional higher cost certificates of deposits in favor of stable lower cost demand deposits.  We have utilized additional product offerings, technology and a focus on customer service in working toward this goal.  In addition, we intend to seek demand deposits by growing commercial banking relationships.  Core deposits (demand, NOW, money market and savings accounts) comprised 54.3% of our total deposits at December 31, 2012, as compared to 51.2% at December 31, 2011 and 48.5% at December 31, 2010.

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

Balance Sheet Analysis

General.  Total assets increased $72.9 million, or 24.0%, from $303.1 million at December 31, 2011 to $376.0 million at December 31, 2012.  Total assets increased primarily due to an increase in net loans of $72.2 million, or 32.5%, and an increase in loans held for sale of $9.1 million.  Total cash and short-term investments decreased $15.3 million to $18.2 million at December 31, 2012, primarily due to funding loan growth.

Total assets increased $41.1 million, or 15.7%, from $262.0 million at December 31, 2010 to $303.1 million at December 31, 2011 due primarily to an increase in securities of $10.5 million, or 41.2%, and an increase in total net loans of $17.7 million, or 8.7%.

Loans.  Net loans increased $72.2 million, or 32.5%, from $221.9 million at December 31, 2011 to $294.1 million at December 31, 2012.  The increase in loans was due primarily to an increase of $50.3 million, or 62.7%, in residential real estate loans.  We have expanded our residential lending activity through the addition of a commissioned loan originator, and the expansion of our CRA assessment area. Adjustable-rate residential mortgage loans increased $47.2 million, or 74.0%, to $111.0 million while fixed-rate residential loans increased $3.1 million, or 19.0%, and ended the year at $19.5 million.  We continue to sell conforming longer-term fixed-rate residential loans that we have originated, while retaining adjustable-rate mortgages in portfolio.  The expansion of our residential lending activity is also reflected in the increase in loans held for sale as of December 31, 2012.  For the years ending December 31, 2012 and 2011, loans sold to investors totaled $25.4 million and $4.5 million, respectively. Commercial real estate loans increased $8.3 million, or 11.6%, to $80.2 million, and construction loans increased $8.9 million, or 22.6% to $48.2 million.  The increase in commercial real estate loans and construction loans reflects our continued emphasis on originating these types of loans and increased loan demand.

Total loans, net, increased by $17.7 million, or 8.7%, from $204.1 million at December 31, 2010 to $221.8 million at December 31, 2011.  The increase in loans was due primarily to an increase of $18.0 million, or 33.3%, in commercial real estate loans.  These increases reflected our continued emphasis on originating these types of loans and increased loan demand.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2012		2011		2010
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential mortgage	$130,565	43.78%	$80,226	35.56%	$72,890	35.18%
Commercial real estate	80,200	26.89	71,880	31.86	53,907	26.02
Construction	48,158	16.15	39,267	17.40	40,770	19.68
Total real estate loans	258,923	86.82	191,373	84.82	167,567	80.88

Commercial loans	15,725	5.28	13,262	5.88	14,905	7.20
Consumer loans:
Home equity lines of credit	23,111	7.75	20,463	9.07	24,198	11.68
Other	455	0.15	512	0.23	503	0.24
Total loans	298,214	100.00%	225,610	100.00%	207,173	100.00%
Less:
Deferred loan origination fees, net	(279)		(381)		(366)
Allowance for loan losses	(3,844)		(3,396)		(2,690)
Net loans	$294,091		$221,833		$204,117

	At December 31,
	2009		2008
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
Residential mortgage	$73,443	39.32%	$84,784	43.02%
Commercial real estate	49,911	26.72	42,282	21.46
Construction	31,223	16.71	40,115	20.36
Total real estate loans	154,577	82.75	167,181	84.84

Commercial loans	13,880	7.43	12,564	6.37
Consumer loans:
Home equity lines of credit	17,805	9.53	16,745	8.50
Other	539	0.29	578	0.29
Total loans	186,801	100.00%	197,068	100.00%
Less:
Deferred loan origination fees, net	(371)		(382)
Allowance for loan losses	(2,060)		(2,047)
Net loans	$184,370		$194,639

Loan Maturity.  The following table sets forth certain information at December 31, 2012 regarding scheduled contractual maturities.  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  The amounts shown below exclude net deferred loan fees.

	December 31, 2012
(In thousands)	Residential Mortgage Loans	Commercial Real Estate Loans	Construction Loans	Commercial Loans	Consumer Loans	Total Loans
Amounts due in:
One year or less	$—	$7,270	$31,322	$4,518	$3,219	$46,329
More than one year to five years	—	688	16,836	6,133	8,114	31,771
More than five years	130,565	72,242	—	5,074	12,233	220,114
Total	$130,565	$80,200	$48,158	$15,725	$23,566	$298,214

Fixed vs. Adjustable Rate Loans.  The following table sets forth the dollar amount of all scheduled maturities of loans at December 31, 2012 that are due after December 31, 2013 and have either fixed interest rates or adjustable interest rates.  The amounts shown below exclude net deferred loan fees.

(In thousands)	Fixed Rates	Floating or Adjustable Rates	Total
Real estate loans:
Residential mortgage	$19,524	$111,041	$130,565
Commercial real estate	14,374	58,556	72,930
Construction	16,836	—	16,836
Commercial loans	10,462	745	11,207
Consumer loans	19,897	450	20,347
Total	$81,093	$170,792	$251,885

Securities.  Our securities portfolio consists primarily of residential mortgage-backed securities issued by U.S. government agencies and government sponsored enterprises and state and municipal bonds.  Securities available for sale increased by $3.2 million, or 8.8%, in the year ended December 31, 2012 reflective of Bank growth and reinvestment of funds from maturing securities.  Securities available for sale increased by $10.5 million, or 41.2%, in the year ended December 31, 2011 primarily due to the purchase of additional securities resulting from excess liquidity.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2012		2011		2010
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Residential mortgage-backed securities:
Government National Mortgage Association	$9,235	$9,546	$10,861	$11,126	$11,418	$11,614
Government-sponsored enterprises	10,841	11,213	10,627	10,866	4,503	4,671
SBA and other asset-backed securities	3,988	4,127	2,402	2,507	2,700	2,711
State and municipal bonds	5,604	5,963	7,815	8,246	5,606	5,713
Government-sponsored enterprise obligations	2,105	2,115	2,349	2,364	422	443
Corporate bonds	6,186	6,292	999	979	401	413
Total securities available for sale	$37,959	$39,256	$35,053	$36,088	$25,050	$25,565

At December 31, 2012, we had no investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government) that had an aggregate book value in excess of 10% of equity.

The following table sets forth the stated maturities and weighted average yields of debt securities at December 31, 2012.  Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis.  Certain mortgage related securities have adjustable interest rates and will reprice annually within the various maturity ranges.  These repricing schedules, as well as monthly principal payments on mortgage- and asset-backed securities, are not reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Residential mortgage- backed securities:
Government National Mortgage Association	$—	—%	$—	—%	$—	—%	$9,235	1.29%	$9,235	1.29%
Government-sponsored enterprises	—	—	—	—	863	0.66	9,978	1.01	10,841	0.98
SBA and other asset-backed securities	—	—	—	—	210	1.83	3,778	2.64	3,988	2.60
State and municipal bonds	—	—	1,422	3.21	1,807	3.86	2,375	4.09	5,604	3.79
Government-sponsored enterprise obligations	—	—	—	—	1,105	1.40	1,000	1.25	2,105	1.33
Corporate bonds	154	2.65	6,032	1.73	—	—	—	—	6,186	1.75
Total debt securities	$154	2.65%	$7,454	2.01%	$3,985	2.38%	$26,366	1.63%	$37,959	1.79%

Deposits.  Our primary sources of funds are retail deposit accounts held primarily by individuals and businesses within our market area.  Deposits increased $52.8 million, or 21.5%, in the year ended December 31, 2012 primarily due to an increase in money market accounts of $4.3  million, or 8.5%, regular and other savings accounts of $13.8 million, or 49.5%, noninterest bearing demand deposits of $8.3 million, or 26.9%, and term certificates of deposit of $16.8  million, or 14.0%.  Deposits increased $22.8 million, or 10.3%, during the year ended December 31, 2011 due primarily to an increase in money market accounts of $8.1 million, or 19.0%, regular savings accounts of $4.3 million, or 18.0%, noninterest bearing demand deposits of $2.1 million, or 7.3%, and term certificates of deposit of $5.1 million, or 4.4%.  Both periods reflect our continuing efforts to decrease our reliance on certificates of deposit as well as customers shifting their certificates of deposit to more liquid deposit accounts due to low interest rates.  In addition, increases in our core deposits during both periods reflects our success in expanding services to small business customers.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2012		2011		2010
(Dollars In thousands)	Total	Percent	Total	Percent	Total	Percent
Noninterest-bearing demand deposits	$39,044	13.10%	$31,017	12.65%	$28,919	13.00%
Interest bearing deposits:
NOW	25,992	8.72	16,078	6.55	12,803	5.76
Money market	54,954	18.44	50,663	20.66	42,563	19.13
Regular and other savings	41,718	14.00	27,904	11.38	23,642	10.63
Term certificates of deposit	136,351	45.74	119,584	48.76	114,509	51.48
Total	$298,059	100.00%	$245,246	100.00%	$222,436	100.00%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2012.  Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period at December 31, 2012	Jumbo Certificates of Deposits
(In thousands)
Three months or less	$10,024
Over three through six months	14,157
Over six through twelve months	23,720
Over twelve months	44,787
Total	$92,688

Borrowings.  We primarily use advances from the Federal Home Loan Bank of Boston (“FHLB”) to supplement our supply of funds for loans and securities.

Long-term debt, consisting entirely of FHLB advances, increased $24.0 million, or 320.0%, for the year ended December 31, 2012, and decreased $5.0 million, or 40.0%, during the year ended December 31, 2011.  Increases in FHLB advances in the year ended December 31, 2012 were due primarily to fund loan growth. We also elected to extend the maturities for new advances in a low interest rate environment to help reduce potential interest rate risk contained within our balance sheet. Decreases in FHLB advances in the year ended December 31, 2011 were primarily due to our success in shifting our funding mix to lower-cost deposits, including noninterest bearing demand deposit accounts for small business customers

Short-term borrowings, consisting entirely of securities sold under agreements to repurchase (“REPO”), totaled $7.1 million at December 31, 2011.  This program was discontinued in 2012 and was replaced by a corporate NOW account with sweep features.  Substantially all customers previously participating in the REPO program currently participate in the new deposit based sweep product.

The following table sets forth selected information regarding borrowings for the periods indicated.

	At or For the Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Short-term borrowings:
Balance at end of the year	$—	$7,059	$5,804
Average balance during the year	4,799	7,351	7,113
Maximum outstanding at any month end during the year	7,845	8,069	8,123
Weighted average interest rate at end of the year	—%	1.14%	1.24%
Weighted average interest rate during the year	1.18	1.16	1.24

Long-term debt:
Balance at end of the year	$31,500	$7,500	$12,500
Average balance during the year	20,853	9,732	18,204
Maximum outstanding at any month end during the year	36,500	12,500	24,500
Weighted average interest rate at end of the year	1.40%	3.65%	4.40%
Weighted average interest rate during the year	1.88	4.13	4.62

Results of Operations for the Years Ended December 31, 2012 and 2011

Overview.  Net income was $1.1 million for the year ended December 31, 2012, as compared to $2.0 million for the year ended December 31, 2011, a decrease of $906,000, or 45.2%.  The decrease was primarily due to an increase of $3.6 million in noninterest expenses, primarily attributable to the $1.8 million pre-tax contribution to the Foundation, partially offset by an increase of $1.3 million in net interest income, an increase of $433,000 in noninterest income and a decrease of $350,000 in the provision for loan losses.

Net Interest Income.  Net interest income for the year ended December 31, 2012 totaled $11.5 million compared to $10.3 million for the year ended December 31, 2011, an increase of $1.3 million, or 12.5%.  The increase in net interest income was primarily due to an increase in interest income.  Interest and dividend income increased to $14.1 million for 2012 from $13.0 million for 2011.  The average balance of interest-earning assets increased 22.2%, offset by a decrease in the average rate earned on these assets of 54 basis points.  Interest income from loans and loans held for sale increased $1.0 million, or 8.6%, due to a 20.3% increase in the average balance of loans, partially offset by a decrease of 56 basis points in the average rate earned on loans and loans held for sale.  Interest income from taxable securities increased $128,000, or 21.4%, due to a 61.4% increase in the average balance of taxable securities, partially offset by a decrease in the average rate paid on taxable securities of 70 basis points.

Interest expense decreased $125,000, or 4.6%, during this period primarily due to a decrease in the average rates paid on interest-bearing liabilities, principally FHLB advances and certificates of deposit.  The average rates paid on deposits and borrowings decreased by 21 basis points in 2012.  The decrease in the cost of deposits was primarily due to a declining interest rate environment for certificates of deposit and our continued focus on reducing deposit interest rates by shifting the mix of deposit liabilities to lower cost savings, NOW and demand deposit accounts.  We experienced an increase in the average balance of interest-bearing deposits of 11.9% in 2012, while the average balance of FHLB advances increased by 114.3% over the same period.

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

	For the Years Ended December 31,
	2012			2011			2010
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
Interest-earning assets:
Short-term investments	$19,768	$43	0.21%	$17,293	$35	0.20%	$9,411	$19	0.20%
Certificates of deposit	477	3	0.60	1,333	25	1.88	8,181	135	1.65
Debt securities:
Taxable	34,085	725	2.13	21,123	597	2.83	21,175	841	3.97
Tax-exempt	7,629	256	3.36	7,361	248	3.37	4,767	166	3.48
Total loans and loans held for sale	254,194	13,085	5.15	211,264	12,053	5.71	199,483	12,176	6.11
FHLB stock	1,815	8	0.50	1,930	6	0.31	1,930	—	—
Total interest-earning assets	317,968	14,120	4.44	260,304	12,964	4.98	244,947	13,337	5.45
Allowance for loan losses	(3,573)			(3,096)			(2,459)
Total interest-earning assets less allowance for loan losses	314,395			257,208			242,488
Noninterest-earning assets	13,944			12,823			12,342
Total assets	$328,339			$270,031			$254,830

Interest-bearing liabilities:
Regular savings accounts	$30,751	146	0.48%	$24,826	130	0.52%	$19,854	118	0.59%
NOW checking accounts	18,025	53	0.29	13,769	28	0.20	12,180	21	0.17
Money market accounts	52,448	304	0.58	46,495	280	0.60	37,928	299	0.79
Certificates of deposit	122,989	1,627	1.32	115,222	1,778	1.54	112,825	2,012	1.78
Total interest-bearing deposits	224,213	2,130	0.95	200,311	2,216	1.11	182,787	2,450	1.34
Short-term borrowings	4,799	57	1.18	7,351	85	1.16	7,113	88	1.24
Long-term debt	20,853	391	1.88	9,732	402	4.13	18,204	841	4.62
Total interest-bearing liabilities	249,865	2,578	1.03	217,395	2,703	1.24	208,104	3,379	1.62
Noninterest-bearing demand deposits	35,174			30,327			25,970
Other noninterest-bearing liabilities	1,211			964			1,477
Total liabilities	286,250			248,686			235,551
Equity	42,089			21,345			19,279
Total liabilities and equity	$328,339			$270,031			$254,830
Net interest income		$11,542			$10,261			$9,958
Net interest rate spread (1)			3.41%			3.74%			3.83%
Net interest-earning assets (2)	$68,103			$42,909			$36,843
Net interest margin (3)			3.63%			3.94%			4.07%
Average total interest-earning assets to average total interest-bearing liabilities	127.26%			119.74%			117.70%

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(3)	Represents net interest income as a percent of average interest-earning assets.

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

	Year Ended December 31, 2012 Compared to December 31, 2011			Year Ended December 31, 2011 Compared to December 31, 2010
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
(Dollars in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Short-term investments	$6	$2	$8	$17	$(1)	$16
Certificates of deposit	(11)	(11)	(22)	(135)	25	(110)
Debt securities:
Taxable	215	(87)	128	(2)	(242)	(244)
Tax-exempt	9	(1)	8	87	(5)	82
Total loans and loans held for sale	2,005	(973)	1,032	746	(869)	(123)
FHLB stock	—	2	2	—	6	6
Total interest-earning assets	2,224	(1,068)	1,156	713	(1,086)	(373)
Interest-bearing liabilities:
Regular savings	21	(5)	16	23	(11)	12
NOW checking	5	20	25	4	3	7
Money market	30	(6)	24	75	(94)	(19)
Certificates of deposit	70	(220)	(150)	44	(278)	(234)
Total interest-bearing deposits	126	(211)	(85)	146	(380)	(234)
Short-term borrowings	(7)	(22)	(29)	3	(6)	(3)
Long-term debt	211	(222)	(11)	(358)	(81)	(439)
Total interest-bearing liabilities	330	(455)	(125)	(209)	(467)	(676)
Increase in net interest income	$1,894	$(613)	$1,281	$922	$(619)	$303

Provision for Loan Losses.  During the year ended December 31, 2012, we recorded a $550,000  provision to the allowance for loan losses as compared to a provision of $900,000 for the year ended December 31, 2011.  The 2012 provision reflects net loan charge-offs totaling $102,000, decreased nonperforming loans, portfolio growth and  the continuing change in the mix of the portfolio and relatively static economic conditions.  From December 31, 2011 to December 31, 2012, nonperforming loans decreased from $6.9 million to $3.5 million and criticized and classified assets decreased from $9.0 million to $8.6 million. During 2012, we expanded our residential lending activities by adding new products and new markets, and significantly increased the volume of loans originated.  These changes are reflected in loan growth on our balance sheet and an increase in the relative size of the related allowance for loan losses for this class of loans. Commercial real estate, construction, commercial business loans and home equity lines of credit, which bear higher risk than our residential mortgage loans, have declined as a percentage of total loans yet remain a significant portion of our loan portfolio at 56.1% of total loans at December 31, 2012, compared to 64.2% of our total loans at December 31, 2011.

An analysis of the changes in the allowance for loan losses is presented under “—Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income.  Noninterest income increased $433,000 to $930,000 during the year ended December 31, 2012, from $497,000 for the year ended December 31, 2011.  In 2012, we recorded gains on the sale of loans of $218,000 compared to 2011 when no gains were recorded as we initiated a loan sales program in connection with our expanded residential mortgage origination efforts. We also recorded a gain on the sale of securities in 2012 of $98,000 compared to a gain on the sale of securities of $18,000 in 2011.  Income from customer service fees decreased $8,000, or 5.3%, primarily due to changes in our fee structure while wealth management fees increased $122,000, or 112.2%, resulting from the expansion of our investment advisory services.

Noninterest Expense.  Noninterest expense increased $3.6 million to $10.3 million during the year ended December 31, 2012, from $6.7 million for the year ended December 31, 2011.  Included in the 2012 results was a one-time $1.8 million pre-tax contribution ($1.1 million after tax) to the Foundation formed in connection with our conversion. Additionally, we recorded an increase of $697,000, or 16.5%, in salaries and employee benefits.  In 2012, we implemented an employee stock ownership plan (“ESOP”) and adopted an equity incentive plan.  Costs associated with these plans totaled $295,000 for the year ended December 31, 2012. Salaries and employee benefits totaled $4.9 million, compared to $4.2 million for the year ended December 31, 2011. Also impacting salaries and benefits expense were costs associated with additional branch staff, lending staff, wealth management personnel and additional personnel hired in connection with the Bank’s conversion to the stock form of ownership.  In 2011, we fully funded a defined benefit plan that was terminated effective November 1, 2011. Costs recognized in connection with the defined benefit plan were $686,000 for the year ended December 31, 2011.  In addition, increases of $282,000 were recorded in professional fees primarily related to the cost of operating as a public company. Occupancy and equipment expense increased $417,000, or 48.4%, as a result of increases in office rent, equipment depreciation and increases in certain maintenance and service contracts.

Income Taxes.  Income tax expense decreased $616,000 for the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily due to decreased income before income taxes.  The effective tax rate for 2012 was 32.3% compared with 36.2% for 2011, as tax preference items relating to tax exempt bond income and life insurance income in 2012 represented a higher percentage of pre-tax income.

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

Credit Risk Management.  Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans.  This strategy also emphasizes conservative loan-to-value ratios and guarantees of construction and commercial real estate loans by parties with substantial net worth.  In addition, during each calendar year, we engage an outside loan review firm to perform a thorough review of our loan portfolio.  This review involves analyzing all large borrowing relationships, delinquency trends and loan collateral valuation in order to identify impaired loans.  We do not originate “interest only” mortgage loans on one-to-four family residential properties nor do we offer loans that provide for negative amortization of principal such as “option ARM” loans where the borrower can pay less than the interest owed on their loan.  Additionally, we generally do not offer “subprime loans” (loans that are made with low down payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments or bankruptcies, or borrowers with questionable repayment capacity) or “Alt-A” loans (loans to borrowers having less than full documentation).

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

	At December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Nonaccrual loans:
Real estate loans:
Residential mortgage	$540	$2,304	$2,008	$705	$549
Commercial real estate	2,932	1,356	—	—	239
Construction	—	3,145	—	—	1,170
Commercial	—	73	—	—	—
Consumer	38	17	—	—	—
Total nonaccrual loans	3,510	6,895	2,008	705	1,958
Total nonperforming loans	3,510	6,895	2,008	705	1,958
Real estate owned	—	—	—	—	—
Total nonperforming assets	3,510	6,895	2,008	705	1,958
Accruing troubled debt restructurings (1)	2,725	221	1,124	221	—
Total nonperforming assets and accruing troubled debt restructurings	$6,235	$7,116	$3,132	$926	$1,958
Total nonperforming loans to total loans	1.18%	3.06%	0.97%	0.38%	0.99%
Total nonperforming loans to total assets	0.93%	2.27%	0.77%	0.29%	0.81%
Total nonperforming assets and accruing troubled debt restructurings to total assets	1.66%	2.35%	1.20%	0.38%	0.81%

(1)
Non-accruing troubled debt restructurings totaled $1,345,000 and $2,900,000 at December 31, 2012 and 2011, respectively. We did not have any nonaccruing troubled debt restructurings at December 31, 2010, 2009 or 2008.

Interest income that would have been recorded for the years ended December 31, 2012 and 2011 had nonaccruing loans been current according to their original terms amounted to $255,000 and $384,000, respectively.  Income related to nonaccrual loans included in interest income for the years ended December 31, 2012 and 2011 amounted to $274,000 and $215,000, respectively.

Interest income that would have been recorded for the years ended December 31, 2012 and 2011 had accruing troubled debt restructurings been current according to their original terms amounted to $218,000 and $13,000, respectively.  Income related to accruing troubled debt restructurings included in interest income for the years ended December 31, 2012 and 2011 amounted to $124,000 and $11,000, respectively.

Total nonperforming loans decreased from December 31, 2011 to December 31, 2012 as a result of the payoff of certain residential and commercial relationships and the return to performing status of one commercial real estate loan totaling $2.7 million.  Total nonperforming loans increased from December 31, 2010 to December 31, 2011 as a result of one residential and two commercial relationships which were identified as impaired due to deteriorating credit conditions specific to each borrower.

Federal regulations require us to review and classify assets on a regular basis.  In addition, the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks have the authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified as “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  When management classifies an asset as substandard or doubtful, a specific allowance for loan losses may be established.  If management classifies an asset as loss, an amount equal to 100% of the portion of the asset classified loss is charged to the allowance for loan losses.  The regulations also provide for a “special mention” category, described as assets that do not currently expose Wellesley Bank to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving Wellesley Bank’s close attention.  Wellesley Bank also utilizes an eleven grade internal loan rating system for commercial real estate, construction and commercial loans to assist in evaluating individual loans and determining assets classifications.  See note 7 to the notes to the consolidated financial statements.

The following table shows the aggregate amounts of our criticized and classified assets at the dates indicated.

	At December 31,
(In thousands)	2012	2011	2010
Special mention assets	$5,625	$4,393	$7,626
Substandard assets	2,810	4,241	3,624
Doubtful assets	176	334	—
Loss assets	—	—	—
Total	$8,611	$8,968	$11,250

At December 31, 2012, 2011 and 2010, none of the special mention loans were nonaccrual.  Substandard assets at December 31, 2012 and December 31, 2011 consisted solely of nonaccrual loans while none of the substandard assets at December 31, 2010 included nonaccrual loans.   All doubtful assets in the table above consist of nonaccrual loans.  The decrease in loans classified as substandard in 2012 was due in part to a reduction in outstanding balances to two large borrowers and subsequent upgrading of our internal classification of another commercial relationship. The increase in special mention assets in 2012 was the result of the addition of one commercial loan relationship with declining cash flow characteristics.

Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31, 2012			At December 31, 2011
(In thousands)	30 – 59 Days Past Due	60 – 90 Days Past Due	> 90 Days Past Due	30 – 59 Days Past Due	60 – 89 Days Past Due	> 90 Days Past Due
Real estate loans:
Residential mortgage	$1,483	$217	$306	$168	$446	$1,085
Commercial real estate	—	—	2,756	—	—	213
Construction	—	—	—	—	—	—
Commercial loans	2,452	19	—	—	—	—
Consumer loans	874	—	34	288	—	17
Total	$4,809	$236	$3,096	$456	$446	$1,315

	At December 31, 2010
(In thousands)	30 – 59 Days Past Due	60 – 90 Days Past Due	> 90 Days Past Due
Real estate loans:
Residential mortgage	$394	$902	$2,008
Commercial real estate	1,176	—	—
Construction	—	—	—
Commercial loans	90	—	—
Consumer loans	879	19	—
Total	$2,539	$921	$2,008

The increase in delinquencies in 2012 is primarily attributable to deteriorating cash flow for certain commercial real estate loan customers. Several of these relationships were brought current during January 2013.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2012			2011			2010
(Dollars in thousand)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
Residential mortgage	$1,157	30.10%	43.78%	$626	18.43%	35.56%	$269	10.01%	35.18%
Commercial real estate	1,041	27.08	26.89	988	29.09	31.86	643	23.90	26.02
Construction	918	23.88	16.15	1,119	32.95	17.40	990	36.80	19.68
Commercial loans	456	11.86	5.28	382	11.25	5.88	494	18.36	7.20
Consumer loans	182	4.73	7.90	169	4.98	9.30	110	4.09	11.92
Total allocated allowance	3,754	97.65	100.00	3,284	96.70	100.00	2,506	93.16	100.00
Unallocated	90	2.35	—	112	3.30	—	184	6.84	—
Total	$3,844	100.00%	100.00%	$3,396	100.00%	100.00%	$2,690	100.00%	100.00%

	At December 31,
	2009			2008
(Dollars in thousand)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
Residential mortgage	$367	17.82%	39.32%	$301	14.70%	43.02%
Commercial real estate	307	14.90	26.72	363	17.73	21.46
Construction	802	38.93	16.71	952	46.51	20.36
Commercial loans	379	18.40	7.43	342	16.71	6.37
Consumer loans	69	3.35	9.82	71	3.47	8.79
Total allocated allowance	1,924	93.40	100.00	2,029	99.12	100.00
Unallocated	136	6.60	—	18	0.88	—
Total	$2,060	100.00%	100.00%	$2,047	100.00%	100.00%

Although we believe that we use the best information available to establish the allowance for loan losses at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses based on judgments different from ours.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.  Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operation.

Analysis of Loan Loss Experience.  The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Balance at beginning of year	$3,396	$2,690	$2,060	$2,047	$1,606
Provision for loan losses	550	900	1,100	300	445
Charge-offs:
Real estate loans:
Residential	—	194	140	261	—
Commercial	—	—	149	—	—
Construction	—	—	118	—	—
Commercial loans	100	—	60	28	4
Consumer loans	7	—	3	—	—
Total charge-offs	107	194	470	289	4
Recoveries	5	—	—	2	—
Net charge-offs	102	194	470	287	4
Allowance at end of year	$3,844	$3,396	$2,690	$2,060	$2,047
Allowance for loan losses to nonperforming loans at end of year	109.52%	49.25%	133.96%	292.20%	104.55%
Allowance for loan losses to total loans at end of year	1.29%	1.51%	1.30%	1.10%	1.04%
Net charge-offs to average loans outstanding during the year	0.04%	0.09%	0.24%	0.15%	—%

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income and equity simulations.  The simulations use projected repricing of assets and liabilities at December 31, 2012 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rates can have a significant impact on the simulations.  Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  Our asset sensitivity would be reduced if prepayments slow and would increase if prepayments accelerated.  While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for Wellesley Bank at December 31, 2012 through December 31, 2013, assuming a static balance sheet.

	Net Interest Income
Basis Point (“bp”) Change in Rates	Amount	Change	% Change
	(Dollars in thousands)
300	$13,033	$422	3.35%
200	12,921	310	2.46
100	12,738	127	1.01
0	12,611	---	---
(100)	12,233	(378)	(3.00)

The following table reflects changes in the present value of equity for Wellesley Bank at December 31, 2012.

	Present Value of Equity
Basis Point (“bp”) Change in Rates	Amount	Change	% Change
	(Dollars in thousands)
300	$43,561	$(4,246)	(8.88)%
200	45,027	(2,780)	(5.81)
100	46,576	(1,231)	(2.57)
0	47,807	---	---
(100)	47,492	(315)	(0.66)

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

Our most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and debt securities.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At December 31, 2012, cash and cash equivalents totaled $18.2 million.  Securities classified as available-for-sale, whose aggregate market value exceeds cost, provide additional sources of liquidity and had a market value of $39.3 million at December 31, 2012.  In addition, at December 31, 2012, we had the ability to borrow a total of approximately $32.9 million in additional funds from the Federal Home Loan Bank of Boston.  On December 31, 2012, we had $31.5 million of borrowings outstanding,  all of  which were Federal Home Loan Bank of Boston advances.  In addition, at December 31, 2012, we had the ability to borrow $13.6 million from the Co-operative Central Bank, and $13.7 million from the Federal Reserve Bank under a collateralized borrowing program, none of which was outstanding at that date.

At December 31, 2012, we had $66.0 million in loan commitments outstanding, which included $54.8 million in available lines of credit for individuals and corporate customers, and unadvanced funds on construction loans.  Certificates of deposit due within one year of December 31, 2012 totaled $77.2 million, or 56.6% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods.  If these maturing deposits are not renewed, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit.  Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

In addition, we believe that our branch network, which is presently comprised of three full-service retail banking offices located in our primary market area, and the general cash flows from our existing lending and investment activities, will afford us sufficient long-term liquidity.

The following table presents certain of our contractual obligations as of December 31, 2012.

	December 31, 2012 – Payments Due by Period
(In thousands)	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations:
Long-term debt obligations	$31,500	$2,000	$17,500	$10,000	$2,000
Operating lease obligations	4,382	478	1,073	1,088	1,743
Total	$35,882	$2,478	$18,573	$11,088	$3,743

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

The following table presents our primary investing and financing activities during the periods indicated.

	Years Ended December 31,
(In thousands)	2012	2011
Investing activities:
Loan originations (principal payments), net	$72,828	$18,831
Proceeds from calls, maturities and principal repayments of securities available for sale	12,022	4,887
Proceeds from sales of securities available for sale	2,420	1,328
Purchases of securities available for sale	17,536	16,380

Financing activities:
Increase in deposits	52,813	22,810
Increase (decrease) in long-term debt	24,000	(5,000)
Increase (decrease) in short-term borrowings	(7,059)	1,255

Capital Management.  We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2012, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.  See “Regulation and Supervision—Federal Regulations—Capital Requirements” and note 15 of the notes to consolidated financial statements.

The capital from our 2012 offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity.  We may also use capital management tools such as cash dividends and common share repurchases to enhance stockholder value.  On October 31, 2012, the Board of Directors announced the repurchase of up to 96,286 shares, or approximately 4.0% of the Company’s outstanding stock.

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For information about our loan commitments and unused lines of credit, see note 14 of the notes to consolidated financial statements.

For the years ended December 31, 2012, 2011 and 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

(b)           Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2012 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(c)           Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Board of Directors

For information concerning Wellesley Bancorp’s board of directors, the information contained under the section captioned “Item 1—Election of Directors” in Wellesley Bancorp’s Proxy Statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

Executive Officers

For information relating to officers of Wellesley Bancorp, the information contained under Part I, Item 1, captioned“Business—Executive Officers of the Registrant” in this Annual Report on Form 10-K is incorporated herein by reference.

Audit Committee and Audit Committee Financial Expert

For information regarding the audit committee and audit committee financial expert of Wellesley Bancorp, the section captioned “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

For information regarding compliance with Section 16(a) of the Exchange Act, the information contained under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

Code of Ethics

The Company has adopted a code of ethics and business conduct which applies to all of the Company’s and the Bank’s directors, officers and employees. A copy of the code of ethics and business conduct is available to stockholders on the Investor Relations portion of the Bank’s website at www.wellesleybank.com.

Item 11.  Executive Compensation

The information regarding executive compensation is set forth under the sections captioned “Director Compensation” and “Executive Compensation” in the Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) and (b)           Security Ownership of Certain Beneficial Owners and Management.

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)           Changes in Control.   Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)           Equity Compensation Plans.

Equity Compensation Plan Information as of December 31, 2012

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	203,395	$15.35	37,320
Equity compensation plans not approved by security holders	—	—	—
Total	203,395	$15.35	37,320

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information relating to certain relationships and related transactions and director independence is set forth under the sections captioned “Transactions with Related Persons” and “Corporate Governance” in the Proxy Statement and is incorporated herein by reference.

 Item 14.  Principal Accountant Fees and Services

The information relating to the principal accountant fees and services is set forth under the section captioned “Item 3—Ratification of the Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)            List of Documents Filed as Part of this Report

(1)	Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012 and 2011
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

(b)           Exhibits.  The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1	Articles of Incorporation of Wellesley Bancorp, Inc. (1)
3.2	Bylaws of Wellesley Bancorp, Inc. (2)
10.1	Employment Agreement between Wellesley Bancorp, Inc., Wellesley Bank and Thomas J. Fontaine + (3)
10.2	Amended and Restated Executive Salary Continuation Agreement between Wellesley Bank and Thomas J. Fontaine, as amended + (2)
10.3	Wellesley Bank Supplemental Executive Retirement Plan+ (3)
10.4	Wellesley Bank Employee Severance Compensation Plan+ (3)
10.5	Wellesley Bancorp, Inc. 2012 Equity Incentive Plan + (4)
21.1	Subsidiaries of Wellesley Bancorp, Inc.
23.1	Consent of Wolf & Company, P.C.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Surplus, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.*

+	Management contract or compensatory agreement or arrangement.
*	Furnished, not filed.
(1)
Incorporated herein by reference to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-176764), filed with the Securities and Exchange Commission on November 7, 2011.

(2)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the Securities and Exchange Commission on May 11, 2012.
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2012.
(4)	Incorporated herein by reference to the Company’s Proxy Statement, filed with the Securities and Exchange Commission on July 10, 2012.

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

WELLESLEY BANCORP, INC.

March 20, 2012	By:	/s/ Thomas J. Fontaine
Thomas J. Fontaine
President, Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Fontaine	President, Chief Executive Officer and	March 20, 2013
Thomas J. Fontaine	Chairman of the Board
(principal executive officer)

/s/ Gary P. Culyer	Chief Financial Officer and Treasurer	March 20, 2013
Gary P. Culyer	(principal financial and accounting officer)

/s/ Nancy Marden Goodall	Director	March 20, 2013
Nancy Marden Goodall

/s/ C. Joseph Grignaffini	Director	March 20, 2013
C. Joseph Grignaffini

/s/ Hugh J. Kelley	Director	March 20, 2013
Hugh J. Kelley

/s/ Theodore F. Parker	Director	March 20, 2013
Theodore F. Parker

/s/ Leslie B. Shea	Director	March 20, 2013
Leslie B. Shea

/s/ Edwin G. Silver	Director	March 20, 2013
Edwin G. Silver

/s/ Robert L. Skolnick	Director	March 20, 2013
Robert L. Skolnick

/s/ Tina L. Wang	Director	March 20, 2013
Tina L. Wang

Index to Consolidated Financial Statements
of Wellesley Bancorp, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Wellesley Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Wellesley Bancorp, Inc. and subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wellesley Bancorp, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Boston, Massachusetts
March 25, 2013

Wellesley Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31,
	2012	2011
	(Dollars in thousands)
Assets

Cash and due from banks	$2,247	$3,882
Short-term investments	15,971	29,642
Total cash and cash equivalents	18,218	33,524

Certificates of deposit	600	100
Securities available for sale, at fair value	39,256	36,088
Federal Home Loan Bank of Boston stock, at cost	2,005	1,930
Loans held for sale	9,130	—

Loans	297,935	225,273
Less allowance for loan losses	(3,844)	(3,396)
Loans, net	294,091	221,877

Bank-owned life insurance	6,385	4,208
Premises and equipment, net	2,044	1,168
Accrued interest receivable	1,019	911
Net deferred tax asset	1,933	1,236
Other assets	1,367	2,106

Total assets	$376,048	$303,148

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$39,044	$31,017
Interest-bearing	259,015	214,229
	298,059	245,246

Short-term borrowings	—	7,059
Long-term debt	31,500	7,500
Stock subscriptions	—	19,666
Accrued expenses and other liabilities	1,518	946
Total liabilities	331,077	280,417

Commitments and contingencies (Notes 8 and 14)

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 14,000,000 shares authorized, 2,394,071 shares issued and outstanding at December 31, 2012; none issued at December 31, 2011	24	—
Additional paid-in capital	22,751	—
Retained earnings	23,203	22,104
Accumulated other comprehensive income	790	627
Unearned compensation – ESOP	(1,797)	—
Total stockholders' equity	44,971	22,731

Total liabilities and stockholders' equity	$376,048	$303,148

See accompanying notes to consolidated financial statements.

Wellesley Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2012	2011
	(In thousands)
Interest and dividend income:
Interest and fees on loans and loans held for sale	$13,085	$12,053
Debt securities:
Taxable	725	597
Tax-exempt	256	248
Interest on short-term investments and certificates of deposit	46	60
Dividends on FHLB stock	8	6
Total interest and dividend income	14,120	12,964
Interest expense:
Deposits	2,131	2,216
Short-term borrowings	56	85
Long-term debt	391	402
Total interest expense	2,578	2,703

Net interest income	11,542	10,261
Provision for loan losses	550	900
Net interest income, after provision for loan losses	10,992	9,361

Noninterest income:
Customer service fees	149	157
Gain on sale of securities, net	98	18
Gain on sale of loans, net	218	—
Income on bank-owned life insurance	177	146
Wealth management fees	231	109
Miscellaneous	57	67
Total noninterest income	930	497
Noninterest expenses:
Salaries and employee benefits	4,927	4,230
Occupancy and equipment	1,280	862
Data processing	438	404
FDIC insurance	223	157
Contributions	1,802	26
Other general and administrative	1,629	1,034
Total noninterest expenses	10,299	6,713

Income before income taxes	1,623	3,145
Provision for income taxes	524	1,140

Net income	1,099	2,005

Other comprehensive income:
Unrealized holding gains on available-for-sale securities	360	538
Reclassification adjustment for gains realized in income	(98)	(18)
Net unrealized gains	262	520
Tax effects	(99)	(202)

Total other comprehensive income	163	318

Comprehensive income	$1,262	$2,323

See accompanying notes to consolidated financial statements.

Wellesley Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2012 and 2011

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Unearned Compensation-	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	ESOP	Equity
	(Dollars in thousands)

Balance at December 31, 2010	—	$—	$—	$20,099	$309	$—	$20,408

Net income	—	—	—	2,005	—	—	2,005
Other comprehensive income	—	—	—	—	318	—	318

Balance at December 31, 2011	—	—	—	22,104	627	—	22,731
Net income	—	—	—	1,099	—	—	1,099
Other comprehensive income	—	—	—	—	163	—	163
Issuance of common stock for initial public offering, net of expenses of $1,260	2,249,674	22	21,214	—	—	—	21,236
Issuance of common stock to Wellesley Bank Charitable Foundation	157,477	2	1,573	—	—	—	1,575
Share based compensation – equity incentive plan	—	—	114	—	—	—	114
Purchase and retirement of treasury stock	(13,080)	—	(202)	—	—	—	(202)
Stock purchased by the ESOP	—	—	—	—	—	(1,926)	(1,926)
Common stock held by ESOP and committed to be released (12,838)	—	—	52	—	—	129	181

Balance at December 31, 2012	2,394,071	$24	$22,751	$23,203	$790	$(1,797)	$44,971

See accompanying notes to consolidated financial statements.

Wellesley Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Years Ended December, 31
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$1,099	$2,005
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for loan losses	550	900
Depreciation and amortization	290	209
Net amortization of securities	286	180
Gain on sale of securities, net	(98)	(18)
Principal amount of loans sold	25,393	4,416
Loans originated for sale	(34,523)	(4,461)
Gain on sale of fixed assets	(16)	—
Accretion of net deferred loan fees	(398)	(355)
Income on bank-owned life insurance	(177)	(146)
Deferred income tax benefit	(796)	(270)
Issuance of common stock to Wellesley Bank Charitable Foundation	1,575	—
ESOP expense	181	—
Share-based compensation	114	—
Net change in:
Accrued interest receivable	(108)	(46)
Other assets	739	(471)
Accrued expenses and other liabilities	572	92

Net cash provided (used) by operating activities	(5,317)	2,125

Cash flows from investing activities:
Activity in certificates of deposit:
Maturities	100	3,333
Purchases	(600)	—
Activity in securities available for sale:
Maturities, prepayments and calls	12,022	4,887
Purchases	(17,536)	(16,380)
Proceeds from sales of securities	2,420	1,328
Purchase of Federal Home Loan Bank stock	(75)	—
Loan originations, net	(72,828)	(18,831)
Proceeds from loan sales	462	525
Additions to premises and equipment	(1,188)	(594)
Purchases of bank-owned life insurance	(2,000)	—
Proceeds from sale of fixed assets	38	3

Net cash used by investing activities	(79,185)	(25,729)

Cash flows from financing activities:
Net increase in deposits	52,813	22,810
Proceeds from long-term debt	26,000	—
Repayments of long-term debt	(2,000)	(5,000)
(Decrease) increase in short-term borrowings	(7,059)	1,255
Proceeds from stock subscriptions	—	19,666
Conversion of stock subscriptions to common stock	(19,666)	—
Net proceeds from the issuance of common stock	21,236	—
Payment to acquire treasury stock	(202)	—
Purchase of common stock by ESOP	(1,926)	—

Net cash provided by financing activities	69,196	38,731

Net change in cash and cash equivalents	(15,306)	15,127
Cash and cash equivalents at beginning year	33,524	18,397

Cash and cash equivalents at end of year	$18,218	$33,524

Supplementary information:
Interest paid	$2,596	$2,678
Income taxes paid	1,100	1,319

See accompanying notes to consolidated financial statements.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

1. STOCK CONVERSION

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

On January 25, 2012, the Conversion was completed and the Company became the parent holding company for the Bank.  A total of 2,249,674 shares of the Company common stock were issued at $10.00 per share, including those issued to our employee stock ownership plan, through which the Company received net offering proceeds of $21.2 million.  Additionally, the Company contributed $225,000 in cash and 157,477 shares of common stock to the Wellesley Bank Charitable Foundation.  The total number of shares of common stock outstanding upon completion of the Conversion was 2,407,151 shares.  All eligible subscribers and community members who properly completed and timely submitted a stock order form were allocated the number of shares of common stock requested in their stock order form.

As part of the Conversion, the Bank established a liquidation account in an amount equal to the net worth of the Bank as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the Conversion, or $22,148,000.  The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at the Bank after the Conversion.  The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each fiscal year end.  Subsequent increases will not restore an account holder’s interest in the liquidation account.  In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary; the Bank, the principal operating entity, and its wholly-owned subsidiaries; Wellesley Securities Corporation, which engages in the business of buying, selling and dealing in securities exclusively on its own behalf; Wellesley Investment Partners, LLC, formed for the purpose of providing investment management services for individuals, not-for-profit entities and businesses; and Central Linden, LLC, formed for the purpose of holding, managing and selling foreclosed real estate.  All significant intercompany balances and transactions have been eliminated in consolidation.

Business and operating segments

The Company provides a variety of financial services to individuals and small businesses in Wellesley, Massachusetts and surrounding communities.  Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are residential and commercial real estate loans, commercial loans and consumer loans.

Management evaluates the Company’s performance and allocates resources based on a single segment concept.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

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

Reclassifications

Certain reclassifications have been made in the 2011 consolidated financial statements to conform to the 2012 presentation.

Cash equivalents

Cash equivalents include amounts due from banks, principally balances held at the Federal Reserve Bank of Boston, and short-term investments with original maturities of three months or less.

Certificates of deposit

Certificates of deposit are carried at cost, which approximates fair value.

Fair value hierarchy

The Company groups its assets and liabilities generally measured at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Valuation is based on quoted market prices in active exchange markets for identical assets and liabilities.  Valuations are obtained from readily available pricing sources.

Level 2 – Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets.  Valuations are obtained from readily available pricing sources.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

Each reporting period, the Company evaluates all securities with a fair value below amortized cost to determine whether other-than-temporary impairment (“OTTI”) exists.

OTTI is required to be recognized if (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.  For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings.  Credit-related OTTI for all other impaired debt securities is recognized through earnings.  Non-credit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes.

Federal Home Loan Bank stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Boston, is required to maintain an investment in capital stock of the FHLB.  Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost.  At its discretion, the FHLB may declare dividends on the stock.  The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock.  As of December 31, 2012 and 2011, no impairment has been recognized.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in aggregate.  Net realized losses, if any, are recognized through a valuation allowance by charges to income.

Loans

The loan portfolio consists of real estate, commercial and other loans to the Company’s customers in its primary market areas in eastern Massachusetts.  The ability of the Company’s debtors to honor their contracts is dependent upon the economy in general and the real estate and construction economic sectors within our markets.

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred loan origination fees or costs.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

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

The qualitative factor adjustments are determined based on the various risk characteristics of each loan segment.  Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not originate subprime loans.  Most loans in this segment are collateralized by one- to four-family residential real estate  and repayment is dependent on the credit quality of the individual borrower.

Commercial real estate – Loans in this segment are primarily income-producing properties in the Company’s primary market areas in eastern Massachusetts.  The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment.  Management typically obtains rent rolls annually and continually monitors the cash flows of these loans.

Construction – Loans in this segment primarily include speculative real estate development loans for which payment is derived from sale of the property.  Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Commercial – Loans in this segment are made to businesses and are generally secured by assets of the business.  Repayment is expected from the cash flows of the business.  A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Home equity lines of credit – Loans in this segment are collateralized by one-to-four family residential real estate and repayment is dependent on the credit quality of the individual borrower.  The Company typically does not hold a first mortgage position on homes that secure home equity lines of credit. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Other consumer – Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

Allocated component
The allocated component relates to loans that are classified as impaired.  Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or, if the loan is collateral dependent, by the fair value of the collateral, less estimated costs to sell.  An allowance is established when the discounted cash flows (or collateral value) of the impaired loan are lower than the carrying value of that loan.  Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify performing individual consumer loans (residential, home equity lines of credit, and other consumer loans) for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The Company periodically may agree to modify the contractual terms of loans.  When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring ("TDR").  All TDRs are initially classified as impaired.

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

Bank-owned life insurance

Bank-owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value.  Changes in cash surrender value are reflected in noninterest income.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

Transfers of financial assets

Transfers of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets.

During the normal course of business, the Company may transfer a portion of a financial asset, for example, a participation loan or the government-guaranteed portion of a loan.  To be eligible for sales treatment, the transfer of the portion of the loan must meet the criteria of a participating interest.  If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing.  In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder can have the right to pledge or exchange the entire loan.

Derivative Financial Instruments

Derivative financial instruments are recognized as assets and liabilities on the consolidated balance sheet and measured at fair value.

Derivative Loan Commitments
Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding.  Loan commitments that are derivatives are recognized at fair value, including servicing values, on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in other noninterest income. Fair values of the loan commitments are recognized based on changes in the fair value of the underlying mortgage due to interest rate changes, changes in the probability the derivative loan commitment will be exercised, and the passage of time.  In estimating fair value, the Company assigns a probability to a loan commitment based on the expectation that it will be exercised and the loan will be funded.

Forward Loan Sale Commitments
To protect against the price risk inherent in derivative loan commitments, the Company utilizes “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments.  Forward loan sale commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in other non-interest income.   Fair values for forward loan sale commitments are based on changes in the fair values of the underlying loans.

Advertising costs

Advertising costs are expensed as incurred.

Pension plan

It is the Company’s policy to fund pension plan costs in the year of accrual.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

Income taxes

Deferred tax assets and liabilities relate to temporary differences between the book and tax bases of certain assets and liabilities, and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes.  A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized.  The Company does not have any uncertain tax positions at December 31, 2012 which require accrual or disclosure.  The Company records interest and penalties as part of income tax expense.  No interest or penalties were recorded for the years ended December 31, 2012 and 2011.

Share-based Compensation Plans

The Company measures and recognizes compensation cost relating to share-based payment transactions based on the grant date fair value of the equity instruments issued.  Share-based compensation is recognized over the period the employee is required to provide services for the award.  Reductions in compensation expense associated with forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted annually based on actual forfeiture experience.  The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted.

Employee Stock Ownership Plan

Compensation expense for the Employee Stock Ownership Plan (“ESOP”) is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period.  The Company recognizes compensation expense ratably over the year based on the number of shares expected to be allocated by the ESOP.  Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheet.  The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to stockholders’ equity.

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

The components of accumulated other comprehensive income and related tax effects are as follows:

	December 31,
	2012	2011
	(In thousands)

Unrealized holding gains on securities available for sale	$1,297	$1,035
Tax effect	(507)	(408)

Net-of tax amount	$790	$627

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

Earnings per Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  There were no potentially dilutive common stock equivalents as of December 31, 2012.  Earnings per share is not presented for the years ended December 31, 2012 or  2011 as common shares had not been outstanding during the entire period.  Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. Under the Company’s Equity Incentive Plan, stock awards granted on October 1, 2012 contain non-forfeitable dividend rights. Accordingly, unvested shares are considered outstanding for computation of basic earnings per share in subsequent periods.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  This ASU clarifies and expands the disclosures pertaining to unobservable inputs used in Level 3 fair value measurements.  The guidance also requires, for public companies, disclosure of the level within the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed.     This guidance was adopted by the Company on January 1, 2012 and relevant additional disclosures have been provided in Note 20 to the accompanying consolidated financial statements.

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

On January 1, 2012, the Company adopted the FASB ASU 2011-03, Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements.  This ASU provides additional guidance which affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the tranferor to repurchase or redeem the financial assets before their maturity.  The ASU removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  Adoption of this guidance had no impact on the Company’s consolidated financial statements.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

3.  RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank.  The reserve balance amounted to $1,363,000 and $3,150,000 at December 31, 2012 and 2011, respectively.

4.  SHORT-TERM INVESTMENTS

Short-term investments are comprised of the following:

	December 31,
	2012	2011
	(In thousands)

Federal Reserve Bank deposits	$15,000	$28,346
Federal Home Loan Bank deposits	2	—
Money market accounts	969	1,296

	$15,971	$29,642

5. CERTIFICATES OF DEPOSIT

Certificates of deposit mature within one year and have a weighted average rate of .56% and .23% at December 31, 2012 and 2011, respectively.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

6. SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$9,235	$311	$—	$9,546
Government-sponsored enterprises	10,841	372	—	11,213
SBA and other asset-backed securities	3,988	139	—	4,127
State and municipal bonds	5,604	362	(3)	5,963
Government-sponsored enterprise obligations	2,105	13	(3)	2,115
Corporate bonds	6,186	106	—	6,292

	$37,959	$1,303	$(6)	$39,256

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$10,861	$268	$(3)	$11,126
Government-sponsored enterprises	10,627	246	(7)	10,866
SBA and other asset-backed securities	2,402	106	(1)	2,507
State and municipal bonds	7,815	431	—	8,246
Government-sponsored enterprise obligations	2,349	20	(5)	2,364
Corporate bonds	999	7	(27)	979

	$35,053	$1,078	$(43)	$36,088

For the years ended December 31, 2012 and 2011, proceeds from sales of securities amounted to $2,420,000 and $1,328,000 respectively.  Gross realized gains amounted to $99,000 and $23,000, and gross realized losses amounted to $1,000 and $5,000, respectively.

At December 31, 2011, the Company had pledged certain debt securities with an amortized cost of $9,048,000 and a fair value of $9,433,000 as collateral for repurchase agreements.  There were no securities pledged as collateral for repurchase agreements at December 31, 2012.  (See Note 10).

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2012 are as follows.  Expected maturities may differ from contractual maturities because the issuer, in certain instances, has the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2012
	Amortized Cost	Fair Value

	(In thousands)

Within 1 year	$154	$155
After 1 year to 5 years	7,454	7,603
After 5 years to 10 years	2,912	2,990
After 10 years	3,375	3,622
	13,895	14,370
Mortgage- and asset-backed securities	24,064	24,886

	$37,959	$39,256

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

December 31, 2012	(In thousands)

Government-sponsored enterprise obligations	$(3)	$998	$—	$—
State and municipal bonds	(3)	299	—	—

	$(6)	$1,297	$—	$—

December 31, 2011

Residential mortgage-backed securities:
Government National Mortgage Association	$(2)	$519	$(1)	$50
Government-sponsored enterprises	(7)	2,201	—	—
SBA and other asset-backed securities	—	—	(1)	249
Government-sponsored enterprise obligations	(5)	1,976	—	—
Corporate bonds	(27)	542	—	—

	$(41)	$5,238	$(2)	$299

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluations.  At December 31, 2012, various debt securities have unrealized losses with aggregate depreciation of 0.5% from their aggregate amortized cost basis.  These unrealized losses relate principally to the effect of interest rate changes on the fair value of debt securities and not to an increase in credit risk of the issuers.  As the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2012.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

7. LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the balances of loans is as follows:

	December 31,
	2012	2011
	(In thousands)
Real estate loans:
Residential – fixed	$19,524	$16,400
Residential – variable	111,041	63,826
Commercial	80,200	71,880
Construction	48,158	39,267
	258,923	191,373

Commercial loans:
Secured	14,854	12,224
Unsecured	871	1,038
	15,725	13,262

Consumer loans:
Home equity lines of credit	23,111	20,463
Other	455	556
	23,566	21,019

Total loans	298,214	225,654

Less:
Allowance for loan losses	(3,844)	(3,396)
Net deferred origination fees	(279)	(381)

Loans, net	$294,091	$221,877

The Company has transferred a portion of its originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets.  The Company and participating lenders share ratably in any gains or losses that may result from the borrower’s lack of compliance with contractual terms of the loans.  The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. During 2012, the Company sold a commercial loan amounting to $2,000,000, of which $462,000 was advanced at December 31, 2012.  At December 31, 2012 and 2011, the Company was servicing loans for participants aggregating $4,216,000 and $8,037,000, respectively.

The Company has pledged certain residential and commercial real estate loans to secure FHLB advances and available lines of credit.  (See notes 10 and 11.)

The following table summarizes the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2012 and 2011:

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Year Ended December 31, 2012

Allowance at December 31, 2011	$626	$988	$1,119	$382	$153	$16	$112	$3,396

Provision (credit) for loan losses	531	53	(201)	170	18	1	(22)	550
Loans charged off	—	—	—	(100)	—	(7)	—	(107)
Recoveries	—	—	—	4	—	1	—	5

Allowance at December 31, 2012	$1,157	$1,041	$918	$456	$171	$11	$90	$3,844

Year Ended December 31, 2011

Allowance at December 31, 2010	$269	$643	$990	$494	$84	$26	$184	$2,690

Provision (credit) for loan losses	551	345	129	(112)	69	(10)	(72)	900
Loans charged off	(194)	—	—	—	—	—	—	(194)

Allowance at December 31, 2011	$626	$988	$1,119	$382	$153	$16	$112	$3,396

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

Further information pertaining to the allowance for loan losses at December 31, 2012 and 2011 is as follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
December 31, 2012

Allowance related to loans individually evaluated and deemed to be impaired	$—	$94	$—	$26	$—	$—	$—	$120

Allowance related to loans individually evaluated and not deemed impaired, and those collectively evaluated for impairment	1,157	947	918	430	171	11	90	3,724

Total allowance	$1,157	$1,041	$918	$456	$171	$11	$90	$3,844

Impaired loan balances individually evaluated and deemed to be impaired	$541	$5,657	$—	$76	$308	$—	$—	$6,582

Loan balances individually evaluated and not deemed impaired, and those collectively evaluated for impairment	130,024	74,543	48,158	15,649	22,803	455	—	291,632

Total loans	$130,565	$80,200	$48,158	$15,725	$23,111	$455	$—	$298,214

December 31, 2011

Allowance related to loans individually evaluated and deemed to be impaired	$—	$142	$437	$41	$—	$—	$—	$620

Allowance related to loans individually evaluated and not deemed impaired, and those collectively evaluated for impairment	626	846	682	341	153	16	112	2,776

Total allowance	$626	$988	$1,119	$382	$153	$16	$112	$3,396

Impaired loan balances individually evaluated and deemed to be impaired	$2,525	$1,356	$3,146	$163	$16	$—	$—	$7,206

Loan balances individually evaluated and not deemed impaired, and those collectively evaluated for impairment	77,701	70,524	36,121	13,099	20,447	556	—	218,448

Total loans	$80,226	$71,880	$39,267	$13,262	$20,463	$556	$—	$225,654

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

The following is a summary of past due and non-accrual loans at December 31, 2012 and 2011:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Non-accrual Loans
	(In thousands)
December 31, 2012

Residential real estate	$1,483	$217	$306	$2,006	$—	$540
Commercial real estate	—	—	2,756	2,756	—	2,932
Commercial	2,452	19	—	2,471	—	—
Home equity lines of credit	874	—	34	908	—	38

Total	$4,809	$236	$3,096	$8,141	$—	$3,510

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Non-accrual Loans
	(In thousands)

December 31, 2011
Residential real estate	$168	$446	$1,085	$1,699	$—	$2,304
Commercial real estate	—	—	213	213	—	1,356
Construction	—	—	—	—	—	3,145
Commercial	—	—	—	—	—	73
Home equity lines of credit	288	—	17	305	—	17

Total	$456	$446	$1,315	$2,217	$—	$6,895

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

The following is a summary of impaired loans at December 31, 2012 and 2011:

	December 31, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$541	$541	$—	$2,525	$2,525	$—
Commercial real estate	5,481	5,481	—	261	261	—
Commercial	50	50	—	—	—	—
Home equity lines of credit	308	308	—	16	16	—

Total	6,380	6,380	—	2,802	2,802	—

Impaired loans with a valuation allowance:
Commercial real estate	176	176	94	1,095	1,095	142
Construction	—	—	—	3,146	3,146	437
Commercial	26	26	26	163	163	41

Total	202	202	120	4,404	4,404	620

Total impaired loans	$6,582	$6,582	$120	$7,206	$7,206	$620

Further information pertaining to impaired loans follows:

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)

Residential real estate	$1,285	$61	$61	$2,061	$71	$60
Commercial real estate	1,989	91	82	1,356	71	71
Construction	2,097	111	111	726	7	7
Commercial	29	4	3	139	2	2
Home equity lines of credit	134	7	6	5	—	—

Total	$5,534	$274	$263	$4,287	$151	$140

No additional funds are committed to be advanced in connection with impaired loans.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

The following is a summary of troubled debt restructurings for the years ended December 31, 2012 and 2011:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)

Year Ended December 31, 2012

Residential real estate	2	$1,088	$1,088
Commercial real estate	3	$3,032	$2,982

Year Ended December 31, 2011

Residential real estate	1	$220	$220
Commercial real estate	1	$2,900	$2,900

In the year ended December 31, 2012, monthly payment terms were modified on two residential real estate loans to a level comparable with rates offered to high quality borrowers.  One loan totaling $881,000 was paid in full during the quarter ended September 30, 2012. The remaining loan is currently on non-accrual status.  There is no reserve for expected uncollectible principal on this loan as of December 31, 2012. In addition, one commercial real estate loan was extended for an additional year upon receipt of a $50,000 principal reduction.  This loan was formerly a construction loan for which concessions were granted in 2011.  There is no reserve for expected uncollectible principal on this loan as of December 31, 2012.

Also, in the year ended December 31, 2012, monthly payment terms were modified on two commercial real estate loans to one borrower to reduce required payments. These loans are currently on non-accrual and are in a principal only collection status. Reserves for expected uncollectible principal totaling $94,000 have been established and are a component of specific reserves in the allowance for loan losses as of December 31, 2012.

In 2011, a rate concession of 1.0% was granted on one construction loan for a period of one year. Also in 2011, payment concessions were granted to one residential loan.
There were no troubled debt restructurings that defaulted during the years ended December 31, 2012 and 2011, and for which default was within one year of the restructure date.

Credit Quality Information

The Company utilizes an eleven-grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1 – 3 and 31:  Loans in these categories are considered “pass” rated loans with low to average risk.

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

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

Loans rated 6:  Loans in this category are considered “doubtful”  and have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial loans.  During each calendar year, the Company engages an independent third party to review a significant portion of loans within these segments.  Management uses the results of this review as part of its annual review process.  On a monthly basis, the Company reviews the residential real estate and consumer loan portfolio for credit quality primarily through the use of delinquency reports.

The following table presents the Company’s loans by risk rating:

	December 31, 2012				December 31, 2011
	Commercial Real Estate	Construction	Commercial	Total	Commercial Real Estate	Construction	Commercial	Total

	(In thousands)
Loans rated 1–3 and 31	$73,312	$48,158	$14,002	$135,472	$67,579	$36,121	$11,741	$115,441
Loans rated 4	4,235	—	1,390	5,625	2,945	—	1,448	4,393
Loans rated 5	2,477	—	333	2,810	1,095	3,146	—	4,241
Loans rated 6	176	—	—	176	261	—	73	334
Loans rated 7	—	—	—	—	—	—	—	—
Categories 8 – 9	—	—	—	—	—	—	—	—
Category 10	—	—	—	—	—	—	—	—

Total	$80,200	$48,158	$15,725	$144,083	$71,880	$39,267	$13,262	$124,409

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

8.  PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment is as follows:

	December 31,		Estimated Useful Life In
	2012	2011	Years
	(In thousands)
Premises:
Land	$50	$50	—
Buildings	678	678	35-40
Leasehold improvements	1,142	424	5-10
Equipment	1,773	1,300	3-5
Renovations in process	64	216
	3,707	2,668
Less accumulated depreciation and amortization	(1,663)	(1,500)

Premises and equipment, net	$2,044	$1,168

Total depreciation and amortization expense for the years ended December 31, 2012 and 2011 amounted to $290,000 and $209,000, respectively.

Renovations in process relate to work being performed at two branches to modify office space.  At December 31, 2012, outstanding commitments pertaining to these renovations amounted to $189,000.

Pursuant to terms of non-cancelable lease agreements in effect at December 31, 2012, pertaining to premises, future minimum rent commitments are as follows:

Year Ending December 31,	Amount
(In thousands)
2013	$478
2014	533
2015	540
2016	549
2017	539
Thereafter	1,743
$4,382

The leases contain options to extend for up to ten years.  The cost of such rentals is not included above.  Total rent expense amounted to $480,000 and $348,000 for the years ended December 31, 2012 and 2011, respectively.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

9.  DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,
	2012	2011
	(In thousands)

Demand	$39,044	$31,017
NOW	25,992	16,078
Money market	54,954	50,663
Regular and other savings	41,718	27,904
Total non-certificate accounts	161,708	125,662

Term certificates of $100,000 and greater	92,688	77,465
Term certificates less than 100,000	43,663	42,119
Total Term Certificates	136,351	119,584

Total deposits	$298,059	$245,246

A summary of term certificates by maturity is as follows:

	December 31, 2012		December 31, 2011
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$77,199	1.05%	$67,157	1.15%
Over 1 year to 2 years	30,249	1.34	32,235	1.40
Over 2 years to 3 years	24,713	1.75	7,462	2.31
Over 3 years to 4 years	4,190	1.48	12,730	2.33

	$136,351	1.25%	$119,584	1.42%

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

10. SHORT-TERM BORROWINGS AND AVAILABLE LINES OF CREDIT

At December 31, 2011, short-term borrowings consisted of securities sold under agreements to repurchase, which are classified as secured borrowings. Securities sold under agreements to repurchase mature within one to four days from the transaction date and are reflected at the amount of cash received in connection with the transaction.  At December 31, 2011, the weighted average rate was 1.14%. In connection with the agreements, the Company pledged certain debt securities as collateral for the borrowings. This program was discontinued in 2012.

Borrowings available under an available FHLB variable-rate line of credit amounted to $1,338,000 as of December 31, 2012 and 2011.  No advances were outstanding under the line of credit at December 31, 2012 and 2011.

At December 31, 2012 and 2011, the Company has pledged commercial real estate loans of $22,559,000 and $16,071,000, respectively, to access the Federal Reserve Bank discount window. At December 31, 2012, the available line amounted to $13.7 million. No advances were outstanding at December 31, 2012 or 2011.

At December 31, 2012, the Company has a $2,000,000 unsecured line of credit with a correspondent bank.  No advances were outstanding at December 31, 2012.

11. LONG-TERM DEBT

Long-term debt at December 31, 2012 and 2011 consists of fixed-rate FHLB advances, as follows:

	Amount		Weighted Average Rates
	2012	2011	2012	2011
	(In thousands)
2012	$—	$2,000	—%	5.51%
2013	2,000	—	0.44	—
2014*	9,500	5,500	2.03	2.97
2015	8,000	—	0.93	—
2016	2,000	—	1.32	—
2017	8,000	—	1.38	—
Thereafter	2,000	—	1.49	—

	$31,500	$7,500	1.40%	3.65%

* Includes an advance of $3,500,000 with a rate of 3.32% which became callable on a quarterly basis in March 2008.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property.  (See Note 7.)

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

12.  INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2012	2011
	(In thousands)
Current tax provision:
Federal	$1,014	$1,070
State	306	340
	1,320	1,410
Deferred tax benefit:
Federal	(611)	(207)
State	(178)	(62)
Change in valuation reserve	(7)	(1)
	(796)	(270)

Total tax provision	$524	$1,140

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2012	2011

Statutory tax rate	34.0%	34.0%
Increase(decrease) resulting from:
State taxes, net of federal tax benefit	5.2	5.8
Tax exempt increase in surrender value of bank-owned life insurance	(3.7)	(1.6)
Tax exempt bond income	(5.1)	(2.1)
Change in valuation reserve	(0.4)	—
Share-based compensation	1.6	—
Other, net	0.7	0.1

Effective tax rates	32.3%	36.2%

The components of the net deferred tax asset are as follows:

	December 31
	2012	2011
	(In thousands)
Deferred tax asset:
Federal	$2,005	$1,325
State	583	383
Valuation reserve	—	(7)
	2,588	1,701
Deferred tax liability
Federal	(524)	(377)
State	(131)	(88)
	(655)	(465)

Net deferred tax asset	$1,933	$1,236

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

The tax effects of each item that gives rise to deferred tax assets (liabilities) are as follows:

	December 31,
	2012	2011
	(In thousands)

Allowance for loan losses	$1,535	$1,356
Deferred loan fees	111	152
Net unrealized gains on securities available for sale	(507)	(408)
Employee benefit plans	336	181
Depreciation and amortization	(149)	(57)
Capital loss carryover	—	7
Contribution carryover	599	—
Other	8	12
Total	1,933	1,243
Valuation Allowance	—	(7)

Net deferred tax asset	$1,933	$1,236

At December 31, 2012, the Company has a charitable contribution carryover of $1,500,000 which will expire on December 31, 2017.  The carryover was created primarily by the contribution of 157,477 shares of the Company’s common stock to Wellesley Bank Charitable Foundation as part of the mutual to stock conversion.  A valuation allowance was not established as it is anticipated that the Company will be able to fully utilize the carryover based on projected earnings.

At December 31, 2011, the Company had a capital loss carryover of $21,000, which would have expired on December 31, 2014.  At December 31, 2011, the Company had a valuation allowance of $7,000 related to the capital loss carryover.  This capital loss carryover was fully utilized in 2012 and the  valuation allowance was reversed.

The federal income tax reserve for loan losses at the Company’s base year amounted to $820,000.  If any portion of the reserve is used for purposes other than to absorb loan losses for which established, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year in which used.  As the Company intends to use the reserve only to absorb loan losses, a deferred income tax liability of $328,000 has not been provided.

The Company’s tax returns are subject to review and examination by federal and state taxing authorities.  The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2009 through 2012.  The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2009 are open.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

13. ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest Rate Risk Management – Derivative Instruments Not Designated As Hedging Instruments

Certain derivative instruments do not meet the requirements to be accounted for as hedging instruments.  These undesignated derivative instruments are recognized on the consolidated balance sheet at fair value, with changes in the fair value recorded in other noninterest income.

Derivative Loan Commitments

Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding.  The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that these loans will subsequently be sold in the secondary market.

Outstanding derivative loan commitments expose the Company to the potential for changes in the fair value of the underlying loans as interest rates change, and, relatedly, the value of the loan commitment.   If interest rates increase, the value of these loan commitments will decrease.  Conversely, if interest rates decrease, the value of these loan commitments will increase.  During the year ended December 31, 2012, the Company entered into $34,523,000 of loan commitments for which the resulting loan was sold or is held for sale at the end of the year. The notional amount of undesignated mortgage commitments was $1.7 million at December 31, 2012.    The fair value of these commitments was an asset of $10,000 at December 31, 2012. There were no undesignated mortgage commitments at December 31, 2011.

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Company utilizes “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. With a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor if the loan to the underlying borrower closes.  Generally, the price the investor will pay the seller for an individual loan is specified prior to the loan being funded.

The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments.  The notional amount of undesignated forward loan sale commitments was $10.7 million at December 31, 2012.    The fair value of these commitments was a net asset of $4,000 at December 31, 2012. There were no undesignated forward loan sale commitments at December 31, 2011.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

14. OTHER COMMITMENTS AND CONTINGENCIES

Credit-related financial instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit which involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets.  At December 31, 2012 and 2011, the following financial instruments were outstanding whose contract amounts represent credit risk.

	December 31,
	2012	2011
	(In thousands)

Commitments to grant loans	$10,759	$5,201
Unadvanced home equity lines of credit	18,374	15,001
Unadvanced commercial lines of credit	11,316	9,417
Unadvanced funds on construction loans	24,669	10,601
Standby letters of credit	374	374
Overdraft lines of credit	461	431

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  All letters of credit have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company collateralizes those commitments for which collateral is deemed necessary.

Employment agreements

The Company has entered into employment agreements with certain executives for periods up to three years.  The agreements generally provide for specified minimum levels of annual compensation and benefits.  In addition, the agreements provide for specified lump sum payments and the continuation of benefits upon certain events of termination, as defined, including a change in control of the Company.

Contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the consolidated financial position of the Company.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

15.  MINIMUM REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2012 and 2011, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, it must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since the notification that management believes have changed the Bank’s category.  The Bank’s capital amounts and ratios as of December 31, 2012 and 2011 are presented in the following tables.

	Actual		Minimum Capital Requirements		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012	(Dollars in thousands)

Total Capital to Risk-Weighted Assets	$36,819	13.9%	$21,122	8.0%	$26,402	10.0%

Tier 1 capital to Risk-Weighted Assets	33,512	12.7	10,561	4.0	15,841	6.0

Tier 1 Capital to Average Assets	33,512	9.3	10,863	3.0	18,105	5.0

	Actual		Minimum Capital Requirements		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011	(Dollars in thousands)

Total Capital to Risk-Weighted Assets	$24,707	11.9%	$16,597	8.0%	$20,746	10.0%

Tier 1 capital to Risk-Weighted Assets	22,104	10.7	8,298	4.0	12,447	6.0

Tier 1 Capital to Average Assets	22,104	7.8	8,494	3.0	14,156	5.0

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

16.  EMPLOYEE BENEFIT PLANS

Defined benefit plan

On August 17, 2011, the Company’s Board of Directors voted to freeze pension benefits as of November 1, 2011 under a multi-employer defined benefit plan provided to employees through membership in the Co-operative Banks Employees Retirement Association (“CBERA”).  At that time, the Company chose to fully fund the remaining pension liability, recognizing the amount of the additional contribution expense in current period earnings. As a result, benefit obligations under the plan have been fully transferred to CBERA.  For the year ended December 31, 2011, total plan expense amounted to $686,000, and contributions to the plan amounted to $782,000.

401(k) Plan

The Company has a 401(k) plan which provides for voluntary contributions by participating employees of up to 75% of their compensation, subject to IRS limitations.  The Company matches the employee’s voluntary contribution at a level of 150% of the employee’s contributions up to the first 7% of the employee’s compensation.  Total plan expense for the years ended December 31, 2012 and 2011 amounted to $313,000 and $214,000, respectively.

Supplemental retirement agreements

The Company has entered into a supplemental retirement agreement with a current officer, which provides for payments upon attaining the retirement age specified in the agreements.  The present value of these future payments is accrued over the remaining service term and at December 31, 2012 and 2011, amounted to $296,000 and $195,000, respectively.  Supplemental retirement benefits generally vest as they are accrued, however a termination of employment subsequent to a change in control of the Company will result in the vesting of all benefits that would have accrued to the officer’s normal retirement date.  Total supplemental retirement expense for the years ended December 31, 2012 and 2011 amounted to $101,000 and $97,000, respectively.

Endorsement split-dollar life insurance arrangements

The Company is the sole owner of life insurance policies pertaining to certain of the Company’s executives.  The Company has entered into agreements with these executives whereby the Company has agreed to maintain a life insurance policy in effect during the executives’ retirement, which will pay to the executives’ estates or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies.  Total split-dollar insurance expense for the years ended December 31, 2012 and 2011 amounted to $24,000 and $28,000, respectively.

Incentive compensation program

The Company has established an incentive compensation program whereby approximately 5-10% of the Company’s consolidated income, before income taxes and incentive compensation expense, is allocated for distribution to eligible employees.  Total incentive compensation expense for the years ended December 31, 2012 and 2011 amounted to $402,000 and $293,000, respectively.

Equity Incentive Plan

Under the Company’s 2012 Equity Incentive Plan (the “Equity Incentive Plan”), approved by the Company’s stockholders at the annual meeting on August 15, 2012, the Company may grant stock options to its management, employees and directors in the form of incentive stock options and non-qualified stock options for up to 240,751 shares.  Under the Equity Incentive Plan, the Company may also grant stock awards to management, employees and directors for up to 96,286 shares.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

Stock Options

On October 1, 2012, the Board of Directors granted options to purchase 203,395 shares of its common stock to its management, employees and directors.  The exercise price of each option equals the market price of the stock on the date of grant, and the maximum term of each option is 10 years.  The vesting period is five years from the date of grant, with vesting at 20% per year. The fair value of stock options granted on October 1, 2012 using a Black-Scholes pricing model was $4.69 based on the following assumptions:

Expected dividends	$0.00
Expected term	10 years
Expected volatility	19.7%
Risk-free interest rate	1.64%

The expected volatility is based on historical volatility.  The risk-free interest rates for periods consistent with the expected term of the awards are based on the 10-year U.S. Treasury yield curve in effect at the time of the grant.  The expected term is based on the maximum term as it is not currently anticipated that participants would exercise the option prior to the end of the term.  The dividend yield is based on the Company’s history and our current expectation of dividend payouts.

A summary of option activity under the Equity Incentive Plan for the year ended December 31, 2012, is presented below:

Options	Shares	Exercise Price
(In thousands)
Outstanding at beginning of year	—
Granted	203	$15.35
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at end of year	203	$15.35

Options exercisable at end of year	—

Remaining contractual term	9.75 years

Aggregate intrinsic value	$954,000

For the year ended December 31, 2012, share based compensation expense applicable to the stock options was $48,000 and the recognized tax benefit related to this expense was $19,000.

Unrecognized compensation expense for non-vested stock options totaled $906,000 as of December 31, 2012, which will be recognized over the remaining vesting period of 4.75 years.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

Stock Awards

On October 1, 2012, the Board of Directors granted restricted stock awards of 86,539 to its management, employees and directors.  Awarded shares are held in reserve for each grantee by the Company’s transfer agent, and will be issued from previously authorized but unissued shares upon vesting. The fair value of the stock awards, based on the market price at the grant date,  will be recognized over the five year vesting period.

The following table presents the activity in  non-vested stock awards under the Equity Incentive Plan for the year ended December 31, 2012:

	Number of Shares	Grant-date Fair Value
	(In thousands)
Non-vested stock awards at beginning of year	—
Restricted shares granted	87	$15.35
Shares vested	—	—
Shares forfeited	—	—

Non-vested stock awards at end of year	87	$15.35

For the year ended December 31, 2012, compensation expense applicable to the stock awards was $66,000 and the recognized tax benefit related to this expense was $27,000. Unrecognized compensation expense for non-vested restricted stock totaled $1,262,000 as of December 31, 2012, which will be recognized over the remaining vesting period of 4.75 years.

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock.  The ESOP is a tax-qualified retirement plan for the benefit of all Company employees.  Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

The Company granted a loan to the ESOP for the purchase of shares of the Company’s common stock on the closing date of the Conversion.  As of December 31, 2012, the ESOP holds 192,572 shares, or 8.00% of the common stock outstanding on that date.  The loan obtained by the ESOP from the Company to purchase common stock is payable annually over 15 years at the rate of 3.25% per annum.  The loan can be prepaid without penalty.  Loan payments are expected to be funded by cash contributions from the Company.  The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid.  Cash dividends paid on allocated shares will be distributed to participants and cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP.  Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

At December 31, 2012, the remaining principal balance on the ESOP debt is payable as follows:

Year Ending December 31,	Amount
(In thousands)

2013	$105
2014	108
2015	112
2016	115
2017	119
Thereafter	1,261

$1,820

Shares held by the ESOP include the following:

December 31, 2012

Allocated	12,838
Unallocated	179,734

192,572

The fair value of unallocated shares was approximately $2,759,000 at December 31, 2012.

Total compensation expense recognized in connection with the ESOP for the year ended December 31, 2012 was $181,000.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

17. LOANS TO RELATED PARTIES

Information pertaining to loans to directors, executive officers and their associates (exclusive of loans to any such persons which in the aggregate do not exceed $60,000) is as follows:

	Years Ended December 31,
	2012	2011
	(In thousands)

Balance at beginning of year	$3,467	$2,749
Principal additions	152	1,750
Principal payments	(791)	(1,032)

Balance at end of year	$2,828	$3,467

Such loans are made in the ordinary course of business at the Company’s normal credit terms, except for certain loans which were granted with an interest rate discount of 0.50% under the Company’s Mortgage Discount Program.  This program applies only to fixed or adjustable rate mortgage loans that are held in the Company’s portfolio. The program is offered to all full and part-time employees of the Company and to all members of its Board of Directors.

18. RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company.  The total amount of dividends which may be paid in any calendar year cannot exceed the Bank’s net income for the current year, plus the Bank’s net income retained for the previous two years, without regulatory approval.  Loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis.  Also, in connection with its non-objection to the conversion, the FDIC has required Wellesley Bank to commit that for the three-year period immediately following the closing of the conversion, it will not make any distribution of capital to Wellesley Bancorp, including cash dividends, except in accordance with FDIC laws and regulations and as provided for in the business plan, without the prior approval of the Boston Area Office of the FDIC if such action would cause Wellesley Bank’s tier 1 leverage and total risk-based capital ratios to fall below 8.0% and 12.0%, respectively.

19. STOCK REPURCHASE PLAN

On October 1, 2012, the Board of Directors approved the repurchase of up to 96,286 shares, or approximately 4.0% of the Company’s outstanding common stock. At December 31, 2012, the Company had repurchased and retired 13,080 shares.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

20. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Forward loan sale commitments and derivative loan commitments: Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans, including servicing values as applicable.  The fair value of derivative loan commitments also considers the probability of such commitments being exercised.

Off-balance sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The fair values of these instruments are considered immaterial.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and 2011 are summarized below.  There were no liabilities measured at fair value on a recurring basis at December 31, 2011.

	December 31, 2012
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Residential mortgage-backed securities:
Government National Mortgage Association	$—	$9,546	$—	$9,546
Government-sponsored enterprises	—	11,213	—	11,213
SBA and other asset-backed securities	—	4,127	—	4,127
State and municipal bonds	—	5,963	—	5,963
Government-sponsored enterprise obligations	—	2,115	—	2,115
Corporate bonds	—	6,292	—	6,292
Derivative loan commitments	—	10	—	10
Forward loan sale commitments	—	22	—	22

Total assets	$—	$39,288	$—	$39,288

Liabilities
Forward loan sale commitments	$—	$18	$—	$18

	December 31, 2011
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Residential mortgage-backed securities:
Government National Mortgage Association	$—	$11,126	$—	$11,126
Government-sponsored enterprises	—	10,866	—	10,866
SBA and other asset-backed securities	—	2,507	—	2,507
State and municipal bonds	—	8,246	—	8,246
Government-sponsored enterprise obligations	—	2,364	—	2,364
Corporate bonds	—	979	—	979

Total assets	$—	$36,088	$—	$36,088

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

Assets measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of December 31, 2012 and 2011.

	December 31, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$—	$—	$82	$—	$—	$2,864

	Year Ended December 31, 2012	Year Ended December 31, 2011
	Total Gains (Losses)	Total Gains (Losses)
	(In thousands)

Impaired loans	$21	$(37)

Losses applicable to certain impaired loans are estimated using the appraised value of the underlying collateral, considering discounting factors and adjusting for estimated selling costs.  The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the overall adequacy of the allowance for loan losses.  Adjustments to the estimated fair values of impaired loans may result in increases or decreases to the provision for loan losses.

There are no liabilities measured at fair value on a non-recurring basis at December 31, 2012 or 2011.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

Summary of fair values of financial instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are outlined in the table below.  Certain financial instruments and all nonfinancial instruments are excluded from disclosure requirements.  Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

	December 31, 2012
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
		(In thousands)
Financial assets:
Cash and cash equivalents	$18,218	$18,218	$—	$—	$18,218
Certificates of deposit	600	600	—	—	600
Securities available for sale	39,256	—	39,256	—	39,256
FHLB stock	2,005	—	—	2,005	2,005
Loans held for sale	9,130	—	9,130	—	9,130
Loans, net	294,091	—	—	294,618	294,618
Accrued interest receivable	1,019	—	—	1,019	1,019
Derivative loan commitments	10	—	10	—	10
Forward loan sale commitments	22	—	22	—	22

Financial liabilities:					—
Deposits	298,059	—	—	298,949	298,949
Long-term debt	31,500	—	31,961	—	31,961
Accrued interest payable	5	—	—	5	5
Forward loan sale commitments	18	—	18	—	18

	December 31, 2011
	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$33,524	$33,524
Certificates of deposit	100	100
Securities available for sale	36,088	36,088
FHLB stock	1,930	1,930
Loans, net	221,877	222,143
Accrued interest receivable	911	911

Financial liabilities:
Deposits	245,246	246,315
Short-term borrowings	7,059	7,059
Long-term debt	7,500	7,868
Accrued interest payable	25	25