Form 10-Q
period 2013-03-31
Wellesley Bancorp, Inc.
filed 2013-05-10
CIK 1526952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of May 1, 2013, there were 2,460,490 shares of the registrant’s common stock outstanding.

WELLESLEY BANCORP, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Assets

Cash and due from banks	$2,237	$2,247
Short-term investments	16,426	15,971
Total cash and cash equivalents	18,663	18,218

Certificates of deposit	350	600
Securities available for sale, at fair value	38,529	39,256
Federal Home Loan Bank of Boston (FHLB) stock, at cost	2,030	2,005
Loans held for sale	2,282	9,130

Loans	314,667	297,935
Less allowance for loan losses	(3,908)	(3,844)
Loans, net	310,759	294,091

Bank-owned life insurance	6,430	6,385
Premises and equipment, net	2,345	2,044
Accrued interest receivable	1,101	1,019
Net deferred tax asset	1,941	1,933
Other assets	1,324	1,367

Total assets	$385,754	$376,048

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	39,724	39,044
Interest-bearing	262,877	259,015
	302,601	298,059

Long-term debt	36,500	31,500
Accrued expenses and other liabilities	1,275	1,518
Total liabilities	$340,376	$331,077

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	–	–
Common stock, $0.01 par value; 14,000,000 shares authorized,
2,462,410 shares issued and outstanding at March 31, 2013;
2,480,610 issued and outstanding at December 31, 2012	24	24
Additional paid-in capital	22,598	22,751
Retained earnings	23,798	23,203
Accumulated other comprehensive income	723	790
Unearned compensation – ESOP	(1,765)	(1,797)
Total stockholders' equity	45,378	44,971

Total liabilities and stockholders' equity	$385,754	$376,048

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands except per share data)
Interest and dividend income:
Interest and fees on loans and loans held for sale	$3,745	$3,116
Debt securities:
Taxable	144	183
Tax-exempt	53	69
Interest on short-term investments and certificates of deposit	10	15
Dividends on FHLB stock	2	2
Total interest and dividend income	3,954	3,385
Interest expense:
Deposits	540	525
Short-term borrowings	-	21
Long-term debt	121	71
Total interest expense	661	617

Net interest income	3,293	2,768
Provision for loan losses	100	150
Net interest income, after provision for loan losses	3,193	2,618

Noninterest income:
Customer service fees	40	27
Gain on sale of loans, net	24	-
Income on bank-owned life insurance	45	36
Wealth management fees	88	43
Miscellaneous	12	11
Total noninterest income	209	117
Noninterest expenses:
Salaries and employee benefits	1,431	1,100
Occupancy and equipment	340	286
Data processing	126	116
FDIC insurance	67	55
Contributions	1	1,800
Other general and administrative	452	355
Total noninterest expenses	2,417	3,712

Income (loss) before income taxes	985	(977)
Provision (benefit) for income taxes	390	(424)

Net income (loss)	595	(553)

Other comprehensive income (loss):
Unrealized holding (losses) gains on available-for-sale securities	(111)	74
Tax effect	44	(26)

Total other comprehensive income (loss)	(67)	48

Comprehensive income (loss)	$528	$(505)

Earnings per common share (basic and diluted)	$0.26	N/A
Weighted average shares outstanding (basic and diluted)	2,291,994	N/A

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2013 and 2012

					Accumulated
			Additional		Other	Unearned	Total
	Common Stock		Paid-in	Retained	Comprehensive	Compensation –	Stockholders’
	Shares	Amount	Capital	Earnings	Income	ESOP	Equity
	(Dollars in thousands)

Balance at December 31, 2011	–	$–	$–	$22,104	$627	$–	$22,731

Net loss	–	–	–	(553)	–	–	(553)
Other comprehensive income	–	–	–	–	48	–	48
Issuance of common stock for initial public offering, net of expenses of $1,260	2,249,674	22	21,214	–	–	–	21,236
Issuance of common stock to the Wellesley Bank Charitable Foundation	157,477	2	1,573	–	–	–	1,575
Stock purchased by the ESOP	–	–				(1,926)	(1,926)
ESOP shares committed to be allocated (2,140)	–	–	4	–	–	22	26

Balance at March 31, 2012	2,407,151	$24	$22,791	$21,551	$675	$(1,904)	$43,137

Balance at December 31, 2012	2,480,610	$24	$22,751	$23,203	$790	$(1,797)	$44,971

Net income	–	–	–	595	–	–	595
Other comprehensive loss	–	–	–	–	(67)	–	(67)
Purchase and retirement of treasury shares	(18,200)	–	(284)	–	–	–	(284)
Shared- based compensation- equity incentive plan	–	–	113	–	–	–	113
ESOP shares committed to be allocated (3,209)	–	–	18	–	–	32	50

Balance at March 31, 2013	2,462,410	$24	$22,598	$23,798	$723	$(1,765)	$45,378

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$595	$(553)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	100	150
Depreciation and amortization	83	54
Net amortization of securities	62	73
Principal amount of loans sold	14,642	-
Loans originated for sale	(7,794)	-
Accretion of net deferred loan fees	(73)	(94)
Income on bank-owned life insurance	(45)	(36)
Deferred income tax provision (benefit)	36	(755)
Issuance of common stock to Wellesley Bank Charitable Foundation	-	1,575
ESOP expense	50	26
Share-based compensation	113	-
Net change in:
Accrued interest receivable	(82)	(59)
Other assets	43	526
Accrued expenses and other liabilities	(243)	(75)

Net cash provided by operating activities	7,487	882

Cash flows from investing activities:
Activity in certificates of deposit:
Maturities	250	-
Purchases	-	(500)
Activity in securities available for sale:
Maturities, prepayments and calls	1,547	1,135
Purchases	(993)	(6,951)
(Purchase) redemption of FHLB stock	(25)	216
Loan originations, net	(16,695)	(8,850)
Additions to premises and equipment	(384)	(859)

Net cash used by investing activities	(16,300)	(15,809)

Cash flows from financing activities:
Net increase in deposits	4,542	4,372
Proceeds from long-term debt	5,000	6,000
Conversion of stock subscriptions to common stock	-	(19,666)
Net proceeds from the issuance of common stock	-	21,236
Acquisition of common stock by ESOP	-	1,926
Purchase and retirement of treasury stock	(284)	-

Net cash provided by financing activities	9,258	10,027

Net change in cash and cash equivalents	445	(4,900)
Cash and cash equivalents at beginning period	18,218	33,524

Cash and cash equivalents at end of period	$18,663	$28,624

Supplementary information:
Interest paid	$663	$620
Income taxes paid	360	225

See accompanying notes to consolidated financial statements.

WELLESLEY BANCORP, INC. AND SUBSIDIARY

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

On January 25, 2012, the Conversion was completed and the Company became the parent holding company for the Bank.  A total of 2,249,674 shares of the Company common stock were issued, including those issued to our employee stock ownership plan, at $10.00 per share through which the Company received net offering proceeds of $21,236,000, net of conversion costs of $1,260,000.  Additionally, the Company contributed $225 thousand in cash and 157,477 shares of common stock to the Wellesley Bank Charitable Foundation (the “Foundation”).  The total number of shares of common stock outstanding upon completion of the Conversion was 2,407,151 shares.  All eligible subscribers and community members who properly completed and timely submitted a stock order form were allocated the number of shares of common stock requested in their stock order form.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K.  The results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

NOTE 3 - LOAN POLICIES

The loan portfolio consists of real estate, commercial and other loans to the Company’s  customers in our primary market areas in eastern Massachusetts.  The ability of the Company’s debtors to honor their contracts is dependent upon the economy in general and the real estate and construction  sectors within our markets.

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

Interest is not accrued on loans when  identified as impaired or loans which are ninety days or more past due.  Past due status is based on the contractual terms of the loan.  Interest income previously accrued on such loans is reversed against current period interest income.  Interest income on non-accrual loans is recognized only to the extent of interest payments received and is first applied to the outstanding principal balance when collectibility of principal is in doubt.  Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured through sustained payment performance for at least six months.

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

General component
The general component is based on the following loan segments: residential real estate, commercial real estate, construction, commercial, home equity lines of credit and other consumer.  Management considers a rolling average of historical losses for each segment based on a time frame appropriate to capture relevant loss data for each loan segment, which generally ranges from 3-10 years.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume, concentrations and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.  There were no significant changes to the Company’s  policies or methodology pertaining to the general component of the allowance during 2013 or 2012.

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

NOTE 4 - COMPREHENSIVE INCOME

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

The components of accumulated other comprehensive income and related tax effects are as follows:
	March 31,	December 31,
	2013	2012
	(In thousands)

Unrealized holding gains on securities available for sale	$1,185	$1,297
Tax effect	(462)	(507)
Net-of tax amount	$723	$790

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board  issued Accounting Standards Update No. 2013-02 related to disclosure of amounts reclassified out of other accumulated comprehensive income. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The new requirements are effective for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this standard on January 1, 2013, with no impact on the Company’s consolidated financial statements for the three months ended March 31, 2013.

NOTE 6 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$8,652	$303	$-	$8,955
Government-sponsored enterprises	9,901	325	(5)	10,221
SBA and other asset-backed securities	3,029	116	(4)	3,141
State and municipal bonds	5,599	306	(2)	5,903
Government-sponsored enterprise obligations	3,972	37	(4)	4,005
Corporate bonds	6,191	113	-	6,304

	$37,344	$1,200	$(15)	$38,529

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$9,235	$311	$-	$9,546
Government-sponsored enterprises	10,841	372	-	11,213
SBA and other asset-backed securities	3,988	139	-	4,127
State and municipal bonds	5,604	362	(3)	5,963
Government-sponsored enterprise obligations	2,105	13	(3)	2,115
Corporate bonds	6,186	106	-	6,292

	$37,959	$1,303	$(6)	$39,256

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2013 are as follows.  Expected maturities may differ from contractual maturities because the issuer, in certain instances, has the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013
	Amortized Cost	Fair Value

	(In thousands)

Within 1 year	$1,652	$1,666
After 1 year to 5 years	6,048	6,196
After 5 years to 10 years	2,806	2,865
After 10 years	5,256	5,486
	15,762	16,213
Mortgage- and asset-backed securities	21,582	22,317

	$37,344	$38,529

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

March 31, 2013	(In thousands)

Residential mortgage-backed securities:
Government-sponsored enterprises	$(5)	$985	$-	$-
SBA and other asset-backed securities	(4)	989	-	-
Government-sponsored enterprise obligations	(4)	997	-	-
State and municipal bonds	(2)	299	-	-

	$(15)	$3,270	$-	$-

December 31, 2012

Government-sponsored enterprise obligations	$(3)	$998	$-	$-
State and municipal bonds	(3)	299	-	-

	$(6)	$1,297	$-	$-

NOTE 7 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the balances of loans is as follows:

	March 31,	December 31,
	2013	2012
	(In thousands)
Real estate loans:
Residential – fixed	$20,980	$19,524
Residential – variable	121,091	111,041
Commercial	78,560	80,200
Construction	53,128	48,158
	273,759	258,923

Commercial loans:
Secured	14,199	14,854
Unsecured	823	871
	15,022	15,725

Consumer loans:
Home equity lines of credit	25,683	23,111
Other	459	455
	26,142	23,566

Total loans	314,923	298,214

Less:
Allowance for loan losses	(3,908)	(3,844)
Net deferred origination fees	(256)	(279)

Loans, net	$310,759	$294,091

The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013 and 2012:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Three Months Ended March 31, 2013

Allowance at December 31, 2012	$1,157	$1,041	$918	$456	$171	$11	$90	$3,844

Provision (credit) for loan losses	102	(122)	58	(16)	21	-	57	100
Loans charged off	-	-	-	(36)	-	-	-	(36)

Allowance at March 31, 2013	$1,259	$919	$976	$404	$192	$11	$147	$3,908

Three Months Ended March 31, 2012

Allowance at December 31, 2011	$626	$988	$1,119	$382	$153	$16	$112	$3,396

Provision (credit) for loan losses	60	22	90	86	1	(2)	(107)	150
Loans charged off	-	-	-	(90)	-	-	-	(90)

Allowance at March 31, 2012	$686	$1,010	$1,209	$378	$154	$14	$5	$3,456

Further information pertaining to the allowance for loan losses at March 31, 2013 and December 31, 2012 is as follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
March 31, 2013

Allowance related to loans individually evaluated and deemed to be impaired	$-	$-	$-	$-	$-	$-	$-	$-

Allowance related to loans individually evaluated and not deemed impaired, and those collectively evaluated for impairment	1,259	919	976	404	192	11	147	3,908

Total allowance	$1,259	$919	$976	$404	$192	$11	$147	$3,908

Impaired loan balances individually evaluated and deemed to be impaired	$624	$6,245	$-	$479	$34	$-	$-	$7,382

Loan balances individually evaluated and not deemed impaired, and those collectively evaluated for impairment	141,448	72,315	53,127	14,543	25,649	459	-	307,541

Total loans	$142,072	$78,560	$53,127	$15,022	$25,683	$459	$-	$314,923

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
December 31, 2012

Allowance related to loans individually evaluated and deemed to be impaired	$-	$94	$-	$26	$-	$-	$-	$120

Allowance related to loans individually evaluated and not deemed impaired, and those collectively evaluated for impairment	1,157	947	918	430	171	11	90	3,724

Total allowance	$1,157	$1,041	$918	$456	$171	$11	$90	$3,844

Impaired loan balances individually evaluated and deemed to be impaired	$541	$5,657	$-	$76	$308	$-	$-	$6,582

Loan balances individually evaluated and not deemed impaired, and those collectively evaluated for impairment	130,024	74,543	48,158	15,649	22,803	455	-	291,632

Total loans	$130,565	$80,200	$48,158	$15,725	$23,111	$455	$-	$298,214

The following is a summary of past due and non-accrual loans at March 31, 2013 and December 31, 2012:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Non-accrual Loans
	(In thousands)
March 31, 2013

Residential real estate	$1,441	$668	$306	$2,394	$-	$624
Commercial real estate	-	-	1,706	1,706	-	3,620
Construction	-	-	-	-	-	-
Commercial	494	-	-	494	-	479
Home equity lines of credit	87	-	-	87	-	34
Other consumer loans	7	-	-	7	-	-

Total	$2,029	$668	$1,991	$4,688	$-	$4,757

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Non-accrual Loans
	(In thousands)
December 31, 2012

Residential real estate	$1,483	$217	$306	$2,006	$-	$540
Commercial real estate	-	-	2,756	2,756	-	2,932
Commercial	2,452	19	-	2,471	-	-
Home equity lines of credit	874	-	34	908	-	38

Total	$4,809	$236	$3,096	$8,141	$-	$3,510

The following is a summary of impaired loans at March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$624	$624	$-	$541	$541	$-
Commercial real estate	6,245	6,245	-	5,481	5,481	-
Commercial	479	479	-	50	50	-
Home equity lines of credit	34	34	-	308	308	-

Total	7,382	7,382	-	6,380	6,380	-

Impaired loans with a valuation allowance:
Commercial real estate	-	-	-	176	176	94
Commercial	-	-	-	26	26	26
Total	-	-	-	202	202	120

Total impaired loans	$7,382	$7,382	$-	$6,582	$6,582	$120

Further information pertaining to impaired loans follows:

	Three Months Ended March 31, 2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)

Residential real estate	$605	$7	$7
Commercial real estate	6,104	117	90
Construction	-	-	-
Commercial	372	2	2
Home equity lines of credit	103	1	1

Total	$7,184	$127	$100

	Three Months Ended March 31, 2012
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)

Residential real estate	$2,219	$39	$39
Commercial real estate	857	32	32
Construction	2,670	39	39
Commercial	10	2	2
Home equity lines of credit	39	-	-

Total	$5,795	$112	$112

No additional funds are committed to be advanced in connection with impaired loans.

There were no troubled debt restructurings recorded during the three month period ended March 31, 2013.

The following is a summary of troubled debt restructurings for the three month period ended March 31, 2012:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Three Months Ended March 31, 2012
Commercial real estate	2	$257	$257

Monthly payment terms were modified on two commercial real estate loans to one borrower to reduce required payments to $500 per month on each loan.  These loans were on non-accrual and in a principal only collection status.  Reserves for expected uncollectible principal totaling $137 thousand had been established and were a component of specific reserves in the allowance for loan losses at March 31, 2012.

There were no troubled debt restructurings that defaulted during the three months ended March 31, 2013 and 2012, and for which default was within one year of the restructure date.

Credit Quality Information

The Company utilizes an eleven-grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1-3 and 31:  Loans in these categories are considered “pass” rated loans with low to average risk.

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

Category 8:  Loans in this category only include commercial loans under $25 thousand with no other outstandings or relationships with the Company.  In accordance with regulatory guidelines, these loans are not rated.

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

The following table presents the Company’s loans by risk rating:

	March 31, 2013				December 31, 2012
	Commercial Real Estate	Construction	Commercial	Total	Commercial Real Estate	Construction	Commercial	Total
	(In thousands)

Loans rated 1 -3 and 31	$71,081	$53,128	$13,398	$137,607	$73,312	$48,158	$14,002	$135,472
Loans rated 4	4,125	-	879	5,004	4,235	-	1,390	5,625
Loans rated 5	3,354	-	745	4,099	2,477	-	333	2,810
Loans rated 6	-	-	-	-	176	-	-	176

Total	$78,560	$53,128	$15,022	$146,710	$80,200	$48,158	$15,725	$144,083

NOTE 8 – FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Fair value hierarchy

The Company groups its assets generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and  December 31, 2012 are summarized below.  There are no liabilities measured at fair value on a recurring basis at March 31,2013.

	March 31, 2013
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Assets
Residential mortgage-backed securities:
Government National Mortgage Association	$-	$8,955	$-	$8,955
Government-sponsored enterprises	-	10,221	-	10,221
SBA and other asset-backed securities	-	3,141	-	3,141
State and municipal bonds	-	5,903	-	5,903
Government-sponsored enterprise obligations	-	4,005	-	4,005
Corporate bonds	-	6,304	-	6,304
Forward loan sale commitments	-	-	39	39

Total assets	$-	$38,568	$-	$38,568

Liabilities
Derivative loan commitments	$-	$-	$2	$2

	December 31, 2012
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Assets
Residential mortgage-backed securities:
Government National Mortgage Association	$-	$9,546	$-	$9,546
Government-sponsored enterprises	-	11,213	-	11,213
SBA and other asset-backed securities	-	4,127	-	4,127
State and municipal bonds	-	5,963	-	5,963
Government-sponsored enterprise obligations	-	2,115	-	2,115
Corporate bonds	-	6,292	-	6,292
Derivative loan commitments	-	-	10	10
Forward loan sale commitments	-	-	22	22

Total assets	$-	$39,288	$-	$39,288

Liabilities
Forward loan sale commitments	$-	$-	$18	$18

Assets measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of March 31, 2013 and December 31, 2012.

	March 31, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans	$-	$-	$-	$-	$-	$82

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	Total Gains (Losses)	Total Gains (Losses)
	(In thousands)
Impaired loans	$94	$16

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

There are no liabilities measured at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012.

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

	March 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents	$18,663	$18,663	$-	$-	$18,663
Certificates of deposit	350	350	-	-	350
Securities available for sale	38,529	-	38,529	-	38,529
FHLB stock	2,030	-	-	2,030	2,030
Loans held for sale	2,282	-	2,282	-	2,282
Loans, net	310,759	-	-	310,328	310,328
Accrued interest receivable	1,101	-	-	11,101	11,101
Forward loan sale commitments	39	-	-	39	39

Financial liabilities:
Deposits	302,601	-	-	303,584	303,584
Long-term debt	36,500	-	36,763	-	36,763
Accrued interest payable	45	-	-	45	45
Derivative loan commitments commitments	2	-	-	2	2

	December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents	$18,218	$18,218	$-	$-	$18,218
Certificates of deposit	600	600	-	-	600
Securities available for sale	39,256	-	39,256	-	39,256
FHLB stock	2,005	-	-	2,005	2,005
Loans held for sale	9,130	-	9,130	-	9,130
Loans, net	294,091	-	-	294,618	294,618
Accrued interest receivable	1,019	-	-	1,019	1,019
Derivative loan commitments	10	-	-	10	10
Forward loan sale commitments	22	-	-	22	22

Financial liabilities:
Deposits	298,059	-	-	298,949	298,949
Long-term debt	31,500	-	31,961	-	31,961
Accrued interest payable	43	-	-	43	43
Forward loan sale commitments	18	-	-	18	18

NOTE 9 - EMPLOYEE STOCK OWNERSHIP PLAN

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock.  This plan is a tax-qualified retirement plan for the benefit of all Company employees.  Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

The Company granted a loan to the ESOP for the purchase of shares of the Company’s common stock at the Conversion date.  As of March 31, 2013, the ESOP holds 192,572 shares, or 7.82% of the common stock outstanding on that date.  The loan obtained by the ESOP from the Company to purchase common stock is payable annually over 15 years at the rate of 3.25% per annum.  The loan can be prepaid without penalty.  Loan payments are expected to be funded by cash contributions from the Company.  The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid.  Cash dividends paid on allocated shares will be distributed to participants and cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP.  Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Shares held by the ESOP include the following:

March 31, 2013

Allocated	12,838
Committed to be allocated	3,209
Unallocated	176,525

192,572

The fair value of unallocated shares was approximately $2.8 million at March 31, 2013.

Total compensation expense recognized in connection with the ESOP for the three month periods ended March 31, 2013 and 2012 was $50 thousand and $26 thousand, respectively.

NOTE 10 - EQUITY INCENTIVE PLAN

Under the Company’s Equity Incentive Plan (the “Plan”), approved by the Company’s stockholders at the annual meeting on August 15, 2012, the Company may grant stock options to its management, employees and directors in the form of incentive stock options and non-qualified stock options for up to 240,751 shares.  On October 1, 2012, the Board of Directors granted options to purchase 203,395 shares of its common stock to its management, employees and directors at an exercise price of $15.35 per share.  The exercise price of each option equals the market price of the stock on the date of grant, and the maximum term of each option is 10 years.  The vesting period is five years from the date of grant, with vesting at 20% per year. The weighted average fair value of stock options granted on October 1, 2012 using a Black-Scholes pricing model was $4.69.

For the three months ended March 31, 2013, share- based compensation expense applicable to the stock options was $47 thousand and the recognized tax benefit related to this expense was $9 thousand.

Unrecognized compensation expense for the non-vested options totaled $859 thousand as of March 31, 2013, which will be recognized over the remaining vesting period of 4.50 years.  The aggregate intrinsic value of unvested options at March 31, 2013 was approximately $3.2 million. No options are exercisable as of March 31, 2013.

Under the Plan, the Company may also grant stock awards to management, employees and directors for up to 96,286 shares.  Granted stock awards vest at 20% per year.  On October 1, 2012, the Board of Directors granted stock awards of 86,539 to its management, employees and directors.  Stock awards vest over five years at 20% per year. The fair market value of the stock awards, based on the market price at the grant date ($15.35), will be amortized over the remaining vesting period of 4.5 years. Unrecognized compensation expense related to non-vested restricted stock totaled $1.2 million as of March 31, 2013.

For the three months ended March 31, 2013, compensation expense applicable to stock awards was $66 thousand. The recognized tax benefit related to the expense was $27 thousand.

There was no activity related to stock options or awards during the three months ended March 31, 2013.

NOTE 11 - EARNINGS PER COMMON SHARE

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  There were no potentially dilutive common stock equivalents as of March 31, 2013.  Under the Company’s Equity Incentive Plan, stock awards granted on October 1, 2012 contain non-forfeitable dividend rights. Accordingly, these shares are considered outstanding for computation of basic earnings per share.  Options to purchase 203,395 shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the three months ended March 31, 2013.  Earnings per share is not presented for the three months ended March 31, 2012 as common shares were not outstanding during the entire period.

Earnings per common share have been computed as follows:

Three Months Ended March 31, 2013
(Dollars in thousands)

Net income applicable to common stock	$595

Average number of common shares outstanding	2,471,728
Less: Average unallocated ESOP shares	(179,734)

Average number of common shares outstanding used to calculate basic and fully diluted earnings per common share	2,291,994

NOTE 12 – STOCK REPURCHASE PLAN

On October 1, 2012, the Board of Directors approved the repurchase of up to 96,286 shares, or approximately 4.0% of the Company’s outstanding common stock. At March 31, 2013, the Company had repurchased and retired 31,280 shares.

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

Forward-looking statements are not guarantees of future performance.  Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements.  Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines.  Additional factors that may affect our results are discussed in the Company’s 2012 Annual Report on Form 10-K under the section titled “Item 1A.–Risk Factors.”  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

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

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

General.  Total assets increased $9.7 million, or 2.6%, from $376.0 million at December 31, 2012 to $385.8 million at March 31, 2013.  Total assets increased primarily due to an increase in net loans of $16.7 million, or 5.6%, offset by a decrease in loans held for sale of $6.8 million.

Loans. Net loans increased $16.7 million, or 5.7%, from $294.1 million at December 31, 2012 to $310.8 million at March 31, 2013. The increase in loans was due primarily to an increase of $11.5 million, or 8.8%, in residential real estate loans. We have expanded our residential lending activity through the addition of a commissioned loan originator, and the expansion of our CRA assessment area. Adjustable-rate residential mortgage loans increased $10.0 million, or 9.1%, to $121.1 million while fixed-rate residential loans increased $1.5 million, or 7.5%. At March 31, 2013, loans past due 30-59 days have decreased $2.8 million and loans past due 90 days or more have decreased $1.1 million as compared to December 31, 2012, primarily due to certain commercial loan relationships whose payment patterns have improved. No losses are expected on any relationship as collateral positions and the customers’ ability to pay remain strong.

Securities.  Total securities decreased from $39.3 million at December 31, 2012 to $38.5 million at March 31, 2013, primarily due to the principal repayments on mortgage-backed securities.

Deposits.  Total deposits increased $4.5 million, or 1.5%, from $298.1 million at December 31, 2012 to $302.6 million at March 31, 2013.  Savings accounts increased $4.7 million, money market deposit accounts increased $975 thousand, and non-interest-bearing accounts increased $679 thousand.  NOW accounts decreased $1.2 million during the three-month period ended March 31, 2013 while term certificates of deposit decreased $786 thousand during the same period.  Savings account balances increased primarily due to the movement of funds into our premium relationship savings account.

Borrowings.  We use borrowings from a variety of sources to supplement our supply of funds for loans and securities.  Long-term debt, consisting entirely of FHLB advances, increased $5.0 million, or 15.9%, for the three months ended March 31, 2013.  The increase in FHLB advances was in response to increased lending activity during the period and a desire to extend our liability maturities while longer-term interest rates remain low.

Stockholders’ Equity.  Stockholders’ equity increased $407 thousand, or 0.9%, from $45.0 million at December 31, 2012 to $45.4 million at March 31, 2013, primarily as a result of net income for the quarter of $595 thousand offset by the acquisition and retirement of treasury stock amounting to $284 thousand and share based compensation related to the equity incentive plan of $113 thousand.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Overview.  Net income for the three months ended March 31, 2013 was $595 thousand compared to a loss of $553 thousand for the three months ended March 31, 2012.  The $1.1 million increase was primarily due to the one-time $1.8 million pre-tax ($1.1 million after tax) contribution to establish the Foundation in the first quarter of 2012. In addition, increases in net interest income and noninterest income, partially offset by an increase in noninterest expenses contributed to an increase in earnings. Net interest income increased $525 thousand, or 19.0%, while noninterest expense, exclusive of the aforementioned contribution, increased $505 thousand, or 26.4%.

Net Interest Income.  Net interest income for the three months ended March 31, 2013 was $3.3 million, as compared to $2.8 million for the three months ended March 31, 2012.  The increase in net interest income was primarily due to increases in the average balances of loans and debt securities, partially offset by declines in yields for these asset categories.

Interest and dividend income increased $569 thousand or 16.8%, from $3.4 million for the three-month period ended March 31, 2012 to $4.0 million for the three months ended March 31, 2013.  The average balance of interest-earning assets increased 26.2%, while the average rate earned on these assets decreased by 36 basis points.  The decline in yield partially offset the improvement in interest income attributable to asset growth.  Interest and fees on loans increased $629 thousand, or 20.2%, due to a 35.0% increase in the average balance of loans partially offset by a 62 basis point decrease in the average rate received on loans.  Interest income from taxable securities decreased $39 thousand, or 21.3%, due to a decline in the average rate to 1.75% for the three months ended March 31, 2013 as compared to 2.56% in the prior year, which was partially offset by an  increase in the average balance of taxable securities compared to the prior year period.

The increase in interest expense was primarily due to an increase in balances of FHLB advances.  The average balance of FHLB advances increased from $7.6 million to $34.9 million, while rates paid on FHLB advances decreased from 3.78% to 1.40%.  The average rates paid on interest-bearing liabilities decreased by 10 basis points from the comparative three-month period.  The decrease in the cost of deposits and borrowings was primarily due to a declining long-term interest rate environment.  We experienced an increase in the average balance of interest-bearing deposits of 20.8% in the three-month period ended March 31, 2013 compared to the same period in 2012.

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

	For the Three Months Ended March 31,
	2013			2012
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
Interest-earning assets:
Short-term investments	$17,931	$9	0.21%	$24,005	$15	0.24%
Certificates of deposit	597	1	0.42	105	–	1.23
Debt securities:
Taxable	33,042	144	1.75	28,904	183	2.56
Tax-exempt	5,947	53	3.56	8,285	69	3.35
Total loans and loans held for sale	308,882	3,745	4.86	228,763	3,116	5.48
FHLB stock	2,022	2	0.35	1,927	2	0.50
Total interest-earning assets	368,421	3,954	4.30%	291,989	3,385	4.66%
Allowance for loan losses	(3,863)			(3,446)
Total interest-earning assets less allowance for loan losses	364,558			288,543
Noninterest-earning assets	15,053			14,323
Total assets	$379,611			$302,866
Interest-bearing liabilities:
Regular savings accounts	$42,826	50	0.47%	$27,791	31	0.44%
NOW checking accounts	25,162	20	0.32	15,697	8	0.21
Money market accounts	55,913	58	0.41	51,542	75	0.59
Certificates of deposit	135,837	412	1.22	119,985	411	1.38
Total interest-bearing deposits	259,738	540	0.83	215,015	525	0.98
Short-term borrowings	–	–	–	7,451	21	1.13
Long-term debt	34,855	121	1.40	7,566	71	3.78
Total interest-bearing liabilities	294,593	661	0.98%	230,032	617	1.08%
Noninterest-bearing demand deposits	37,911			35,443
Other noninterest-bearing liabilities	2,010			1,076
Total liabilities	334,514			266,550
Stockholders’ equity	45,097			36,315
Total liabilities and stockholders’ equity	$379,611			$302,866
Net interest income		$3,293			$2,768
Net interest rate spread (2)			3.40%			3.58%
Net interest-earning assets (3)	$73,828			$61,957
Net interest margin (4)			3.59%			3.81%
Average total interest-earning assets to average total interest-bearing liabilities	125.06%			126.93%

(1)	Yields for the three month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Short-term investments	$(3)	$(2)	$(5)
Certificates of deposit	-	-	-
Debt securities:
Taxable	33	(72)	(39)
Tax-exempt	(21)	5	(16)
Total loans and loans held for sale	917	(288)	629
FHLB stock	-	-	-
Total interest-earning assets	926	(357)	569

Interest-bearing liabilities:
Regular savings	17	2	19
NOW checking	6	6	12
Money market	8	(25)	(17)
Certificates of deposit	1	-	1
Total interest-bearing deposits	32	(17)	15
Short-term borrowings	(21)	-	(21)
Long-term debt	61	(11)	50
Total interest-bearing liabilities	72	(28)	44

Increase (decrease) in net interest income	$854	$(329)	$525

Provision for Loan Losses.  The provision for loan losses was $100 thousand for the three months ended March 31, 2013 compared to $150 thousand for the three months ended March 31, 2012.  In the 2013 period, the provision reflects a decrease in specific reserve requirements for impaired commercial real estate loans. In 2012, the provision was primarily related to specific reserve requirements related to the balances of impaired loans.

Analysis of Loan Loss Experience.  The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in thousands)

Balance at beginning of period	$3,844	$3,396
Provision for loan losses	100	150
Charge-offs:
Real estate loans:
Residential	–	–
Commercial	–	–
Construction	–	–
Commercial loans	(36)	(90)
Consumer loans	-	-
Total charge-offs	(36)	(90)
Recoveries	–	–
Net charge-offs	(36)	(90)
Balance at end of period	$3,908	$3,456
Allowance for loan losses to nonperforming loans at end of period	82.15%	74.66%
Allowance for loan losses to total loans at end of period	1.26%	1.48%
Net charge-offs to average loans outstanding during the period	0.01%	0.04%

Noninterest Income.  Noninterest income totaled $209 thousand, an increase of $92 thousand, or 78.6%, as wealth management fees increased $45 thousand from the comparable 2012 period.  We also recognized $24 thousand in gains on the sale of loans during the 2013 period.

Noninterest Expenses.  Noninterest expenses, exclusive of the $1.8 million pretax, ($1.1 million after-tax) contribution to establish the Foundation in the first quarter of 2012, increased $505 thousand to $2.4 million during the three months ended March 31, 2013, from $1.9 million for the three months ended March 31, 2012.  Factors that contributed to the increase in noninterest expense during the 2013 period were increased salary and employee benefits expense of $331 thousand resulting from increased staffing levels and the costs associated with the adoption of the Company’s equity incentive plan.   Professional service fees increased $30 thousand in support of legal, regulatory and other matters related to our operating as a public company, and services related to the increase lending volume.  Additionally, Federal Deposit Insurance Company (the “FDIC”) assessments increased $12 thousand, as compared to the quarter ended March 31, 2012, reflecting the increase in the average consolidated total assets.

Income Taxes.  An income tax provision of $390 thousand was recorded during the quarter ended March 31, 2013 compared to a tax benefit of $424 thousand in the comparable 2012 quarter.  The effective tax rate for the 2013 three-month period was 39.6%, compared with (43.4) % for the 2012 three-month period. The change in rates is due to the level of tax exempt income as a percentage of gross income.

Liquidity and Capital Resources

Liquidity Management.  Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature.  Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities, and borrowings from the FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of securities and borrowed funds and prepayments on loans are greatly influenced by general interest rates, economic conditions and competition.

Management regularly adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our interest-rate risk and investment policies.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits in other banks, and securities available for sale.  The level of these assets depends on our operating, financing, lending and investing activities during any given period.  At March 31, 2013, cash and cash equivalents, which include short-term investments, totaled $18.7 million.  Securities classified as available-for-sale, whose aggregate market value of $38.5 million exceeds cost, and $2.3 million of loans held for sale provide additional sources of liquidity.

At March 31, 2013, we had $36.5 million in borrowings outstanding, represented entirely by FHLB advances. In addition, at March 31, 2013, we had the ability to borrow a total of $28.0 million in unused borrowing capacity from the FHLB.  At March 31, 2013, we also had the ability to borrow $14.7 million from the Co-operative Central Bank and $12.9 million from the Federal Reserve Bank under a collateralized borrowing program, none of which was outstanding at that date.

At March 31, 2013, we had $61.8 million in loan commitments outstanding, which included $26.5 million in unadvanced funds on construction loans, $18.2 million in unadvanced home equity lines of credit, $10.7 million in unadvanced commercial lines of credit, and $5.5 million in new loan originations.

Term certificates of deposit due within one year of March 31, 2013 amounted to $75.8 million, or 55.9% of total term certificates.  This total has decreased $1.3 million from December 31, 2012. Balances of term certificates maturing in more than one year have increased $665 thousand.  Balances of term certificates that mature within one year reflect customer preferences for greater liquidity of personal funds, while longer-dated certificates reflect a willingness among customers to accept current interest rates for extended time periods.  If maturing deposits are not renewed, we will be required to seek other sources of funds, including new term certificates and other borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing funds.  Management believes, however, based on past experience that a significant portion of our term certificates will be renewed.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and will have to provide for its own liquidity to pay its operating expenses and other financial obligations.  The Company’s primary source of income will be dividends received from the Bank and earnings from investment of net proceeds from the offering retained by the Company.  Massachusetts banking law and FDIC regulations limit distributions of capital.  In addition, the Company is subject to policy of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality and overall financial condition.  Finally, in connection with its nonobjection to the conversion, the FDIC has required the Bank to commit that for the three-year period immediately following the closing of the conversion it will not make any distribution of capital to the Company, including cash dividends, except in accordance with FDIC on laws and regulations and as provided for in the business plan submitted with the conversion application without the prior approval of the Boston Area Office of the FDIC if such action would cause the Bank’s tier 1 leverage and total risk-based capital ratios to fall below 8.0% and 12.0%, respectively.  At March 31, 2013, the Company had $7.4 million of liquid assets as represented by cash and cash equivalents on an unconsolidated basis.

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks, including a risk-based capital measure.  The Company is also subject to similar capital requirements set by the Federal Reserve Board.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2013, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

We strive to manage our capital for maximum shareholder benefit.  The capital from our stock offering significantly increased our liquidity and capital resources.  Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities.  Our financial condition and results of operations will be enhanced by the capital from the offering, resulting over time in increased net interest-earning assets and net income.  However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity.  To help us better manage our capital, we may consider the use of such tools as common share repurchases and cash dividends as regulations permit.  However, under FDIC regulations, we will not be allowed to repurchase any shares during the first year following the offering, except that stock repurchases of no greater than 5% of outstanding capital stock may be made during this one-year period where compelling and valid business reasons are established to the satisfaction of the FDIC.

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

For the three months ended March 31, 2013, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

At March 31, 2013, there have not been any material changes to the market risk disclosure from that contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Qualitative Aspects of Market Risk

One significant risk affecting the financial condition and operating results of the Company and the Bank is interest rate risk.  We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.  Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits.   As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings.  To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Our strategy for managing interest rate risk emphasizes: originating adjustable-rate loans for retention in our loan portfolio; selling in the secondary market substantially all newly originated conforming longer term fixed rate residential mortgage loans, promoting core deposit products; adjusting the maturities of borrowings and adjusting the investment portfolio mix and duration.  We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income and equity simulations.  The simulations use projected repricing of assets and liabilities at March 31, 2013 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rates can have a significant impact on the simulations.  Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  Our asset sensitivity would be reduced if prepayments slow and would increase if prepayments accelerated.  While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects the estimated effects of changes in interest rates on the present value of our equity at March 31, 2013 and on our projected net interest income from March 31, 2013 through March 31, 2014.

		As of March 31, 2013			Over the Next 12 Months Ending March 31, 2014
		Present Value of Equity			Projected Net Interest Income
Basis Point (“bp”) Change in Rates		$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
		(Dollars in thousands)
300	bp	$$44,852	$(1,243)	(9.68%)	$13,198	$362	2.82%
200		46,093	(923)	(7.19)	13,105	269	2.09
100		47,728	(499)	(3.89)	12,944	107	0.83
0		49,661	–	–	12,837	–	–
(100)		50,424	198	1.54	12,464	(372)	(2.09)

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

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A.  Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 27, 2013.  As of March 31, 2013, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs

January 1, 2013 through January 31, 2013	6,150	$15.52	6,150	77,056
February 1, 2013 through February 28, 2013	4,750	$15.31	4,750	72,306
March 1, 2013 through March 31, 2013	7,300	$15.85	7,300	65,006
Total	18,200		18,200

_______________
(1)
On October 1, 2012, the Company’s Board of Directors approved the repurchase of up to 96,286 shares of the Company’s common stock. The repurchase plan will continue until it is completed or terminated by the Company’s Board of Directors

Item 3.  Defaults Upon Senior Securities

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

101.1*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balances Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

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

WELLESLEY BANCORP, INC.

Dated: May 10, 2013	By:	/s/ Thomas J. Fontaine
Thomas J. Fontaine
President and Chief Executive Officer
(principal executive officer)

Dated: May 10, 2013	By:	/s/ Gary P. Culyer
Gary P. Culyer
Chief Financial Officer and Treasurer
(principal accounting and financial officer)