Form 10-Q
period 2013-06-30
Wellesley Bancorp, Inc.
filed 2013-08-09
CIK 1526952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ____	Accelerated filer ____
Non-accelerated filer ____ (Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___ No   X

As of August 1, 2013, there were 2,460,490 shares of the registrant’s common stock outstanding.

WELLESLEY BANCORP, INC.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Assets

Cash and due from banks	$2,553	$2,247
Short-term investments	9,636	15,971
Total cash and cash equivalents	12,189	18,218

Certificates of deposit	350	600
Securities available for sale, at fair value	35,276	39,256
Federal Home Loan Bank of Boston (FHLB) stock, at cost	2,799	2,005
Loans held for sale	2,487	9,130

Loans	334,103	297,935
Less allowance for loan losses	(4,008)	(3,844)
Loans, net	330,095	294,091

Bank-owned life insurance	6,487	6,385
Premises and equipment, net	2,447	2,044
Accrued interest receivable	1,080	1,019
Net deferred tax asset	2,081	1,933
Other assets	1,452	1,367
Total assets	$396,743	$376,048

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$39,370	$39,044
Interest-bearing	261,908	259,015
	301,278	298,059
Short-term borrowings	6,000	—
Long-term debt	42,500	31,500
Accrued expenses and other liabilities	1,294	1,518
Total liabilities	351,072	331,077

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 14,000,000 shares authorized, 2,460,490 shares issued and outstanding at June 30, 2013; 2,480,610 shares issued and outstanding at December 31, 2012	24	24
Additional paid-in capital	22,704	22,751
Retained earnings	24,381	23,203
Accumulated other comprehensive income	295	790
Unearned compensation – ESOP	(1,733)	(1,797)
Total stockholders' equity	45,671	44,971
Total liabilities and stockholders' equity	$396,743	$376,048

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans and loans held for sale	$3,770	$3,157	$7,516	$6,273
Debt securities:
Taxable	133	199	277	382
Tax-exempt	47	67	99	136
Interest on short-term investments and certificates of deposit	8	14	18	29
Dividends on FHLB stock	2	2	4	4
Total interest and dividend income	3,960	3,439	7,914	6,824
Interest expense:
Deposits	538	516	1,077	1,041
Short-term borrowings	1	22	1	43
Long-term debt	134	99	256	170
Total interest expense	673	637	1,334	1,254

Net interest income	3,287	2,802	6,580	5,570
Provision for loan losses	100	100	200	250
Net interest income, after provision for loan losses	3,187	2,702	6,380	5,320

Noninterest income:
Customer service fees	40	46	80	73
Mortgage banking activities	52	—	76	—
Gain (loss) on sale of securities, net	103	(1)	103	(1)
Income on bank-owned life insurance	57	46	102	83
Wealth management fees	93	46	181	89
Loss on extinguishment of debt	(93)	—	(93)	—
Miscellaneous	11	11	23	21
Total noninterest income	263	148	472	265
Noninterest expense:
Salaries and employee benefits	1,521	1,245	2,951	2,345
Occupancy and equipment	356	318	696	604
Data processing	116	99	242	215
FDIC insurance	67	47	133	102
Contributions	1	1	2	1,801
Other general and administrative	434	462	888	817
Total noninterest expense	2,495	2,172	4,912	5,884

Income (loss) before income taxes	955	678	1,940	(299)
Provision (benefit) for income taxes	372	244	762	(180)

Net income (loss)	583	434	1,178	(119)

Other comprehensive income (loss):
Unrealized holding (losses) gains on available-for-sale securities	(604)	151	(715)	224
Reclassification adjustment for net securities gains realized	(103)	—	(103)	—
Tax effect	279	(60)	323	(85)

Total other comprehensive income (loss)	(428)	91	(495)	139

Comprehensive income	$155	$525	$683	$20
Net income per common share (basic and diluted)	$0.26	$0.20	$0.52	N/A
Weighted average shares outstanding (basic and diluted)	2,285,860	2,216,184	2,289,699	N/A

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2013 and 2012

					Accumulated
			Additional		Other	Unearned	Total
	Common Stock		Paid-in	Retained	Comprehensive	Compensation-	Stockholders’
	Shares	Amount	Capital	Earnings	Income	ESOP	Equity
	(Dollars in thousands)
Balance at December 31, 2011	—	$—	$—	$22,104	$627	$—	$22,731

Net loss	—	—	—	(119)	—	—	(119)
Other comprehensive income	—	—	—	—	139	—	139
Issuance of common stock for initial public offering, net of expenses of $1,260	2,249,674	22	21,214	—	—	—	21,236
Issuance of common stock to Wellesley Bank Charitable Foundation	157,477	2	1,573	—	—	—	1,575
Stock purchased by the ESOP	—	—	—	—	—	(1,926)	(1,926)
ESOP shares committed to be allocated (5,349)	—	—	17	—	—	54	71

Balance at June 30, 2012	2,407,151	$24	$22,804	$21,985	$766	$(1,872)	$43,707

Balance at December 31, 2012	2,480,610	$24	$22,751	$23,203	$790	$(1,797)	$44,971

Net income	—	—	—	1,178	—	—	1,178
Other comprehensive loss	—	—	—	—	(495)	—	(495)
Purchase and retirement of treasury shares	(20,120)	—	(314)	—	—	—	(314)
Shared- based compensation-equity incentive plan	—	—	228	—	—	—	228
ESOP shares committed to be allocated (6,419)	—	—	39	—	—	64	103

Balance at June 30, 2013	2,460,490	$24	$22,704	$24,381	$295	$(1,733)	$45,671

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$1,178	$(119)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Provision for loan losses	200	250
Depreciation and amortization	179	129
Net amortization of securities	125	111
Loans originated for sale	(14,558)	(5,750)
Principal amount of loans sold	21,125	3,604
(Gain) loss on sale of securities, net	(103)	1
Accretion of net deferred loan fees	(224)	(214)
Income on bank-owned life insurance	(102)	(83)
Deferred income tax provision (benefit)	175	(681)
Issuance of common stock to Wellesley Bank Charitable Foundation	—	1,575
ESOP expense	103	71
Share-based compensation	228	—
Net change in:
Accrued interest receivable	(61)	(86)
Other assets	(85)	474
Accrued expenses and other liabilities	(224)	15
Net cash provided (used) by operating activities	7,956	(703)

Cash flows from investing activities:
Net decrease (increase) in certificates of deposit	250	(500)
Activity in securities available for sale:
Maturities, prepayments and calls	4,967	2,818
Purchases	(3,256)	(12,057)
Proceeds from sales of securities	1,429	—
(Purchase) redemption of Federal Home Loan Bank stock	(794)	216
Loan originations, net	(35,904)	(22,388)
Additions to premises and equipment	(582)	(1,055)
Purchases of bank-owned life insurance	—	(2,000)
Net cash used by investing activities	(33,890)	(34,966)

Cash flows from financing activities:
Net increase in deposits	3,219	3,733
Proceeds from long-term debt	17,500	16,000
Repayments of long-term debt	(6,500)	—
Increase in short-term borrowings	6,000	536
Conversion of stock subscriptions to common stock	—	(19,666)
Net proceeds from the issuance of common stock	—	21,236
Payment to acquire treasury shares	(314)	—
Acquisition of common stock by ESOP	—	(1,926)
Net cash provided by financing activities	19,905	19,913

Net change in cash and cash equivalents	(6,029)	(15,756)

Cash and cash equivalents at beginning period	18,218	33,524
Cash and cash equivalents at end of period	$12,189	$17,768

Supplementary information:
Interest paid	$1,319	$1,255
Income taxes paid	873	475

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

On January 25, 2012, the Conversion was completed and the Company became the parent holding company for the Bank.  A total of 2,249,674 shares of the Company common stock were issued, including those issued to our employee stock ownership plan, at $10.00 per share through which the Company received net offering proceeds of $21.2 million, net of conversion costs of $1.3 million.  Additionally, the Company contributed $225 thousand in cash and 157,477 shares of common stock to the Wellesley Bank Charitable Foundation (the “Foundation”).  The total number of shares of common stock outstanding upon completion of the Conversion was 2,407,151 shares.  All eligible subscribers and community members who properly completed and timely submitted a stock order form were allocated the number of shares of common stock requested in their stock order form.

As part of the Conversion, the Bank established a liquidation account in an amount equal to the net worth of the Bank as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the Conversion, or $22.1 million.  The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at the Bank after the Conversion.  The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each fiscal year end.  Subsequent increases will not restore an account holder’s interest in the liquidation account.  In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K.  The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

General component
The general component is based on the following loan segments: residential real estate, commercial real estate, construction, commercial, home equity lines of credit and other consumer.  Management considers a rolling average of historical losses for each segment based on a time frame appropriate to capture relevant loss data for each loan segment, which generally ranges from 3-10 years.  This historical loss factor is adjusted for qualitative factors including: levels/trends in delinquencies; trends in volume, concentrations and terms of loans; effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.  There were no significant changes to the Company’s  policies or methodology pertaining to the general component of the allowance during 2013 or 2012.

The qualitative factor adjustments are determined based on the various risk characteristics of each loan segment.  Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not originate subprime loans.  Most loans in this segment are collateralized by one- to four-family owner and non-owner occupied residential real estate, and repayment is dependent on the credit quality of the individual borrower.

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

The components of accumulated other comprehensive income and related tax effects are as follows:

	June 30,	December 31,
	2013	2012
	(In thousands)

Unrealized holding gains on securities available for sale	$479	$1,297
Tax effect	(184)	(507)
Net-of tax amount	$295	$790

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board  issued Accounting Standards Update No. 2013-02 related to disclosure of amounts reclassified out of other accumulated comprehensive income. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The new requirements are effective for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this standard on January 1, 2013, with no significant impact on the Company’s consolidated financial statements for the three or six months ended June 30, 2013.

NOTE 6 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$9,066	$249	$(4)	$9,311
Government-sponsored enterprises	8,841	168	(53)	8,956
SBA and other asset-backed securities	2,383	16	(50)	2,349
State and municipal bonds	4,212	136	(4)	4,344
Government-sponsored enterprise obligations	2,941	10	(27)	2,924
Corporate bonds	7,354	88	(50)	7,392
	$34,797	$667	$(188)	$35,276

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$9,235	$311	$—	$9,546
Government-sponsored enterprises	10,841	372	—	11,213
SBA and other asset-backed securities	3,988	139	—	4,127
State and municipal bonds	5,604	362	(3)	5,963
Government-sponsored enterprise obligations	2,105	13	(3)	2,115
Corporate bonds	6,186	106	—	6,292
	$37,959	$1,303	$(6)	$39,256

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2013 and at December 31, 2012 are as follows.  Expected maturities may differ from contractual maturities because the issuer, in certain instances, has the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In thousands)

Within 1 year	$2,644	$2,656	$154	$155
After 1 year to 5 years	5,880	5,942	7,454	7,603
After 5 years to 10 years	1,816	1,867	2,912	2,990
After 10 years	4,167	4,195	3,375	3,622
	14,507	14,660	13,895	14,370
Mortgage- and asset-backed securities	20,290	20,616	24,064	24,886
	$34,797	$35,276	$37,959	$39,256

Unrealized losses generally reflect declines in the fair value of a security, as compared to the carrying value of the security.  Recent increases in longer-term interest rates are reflected in lower fair values of certain securities in our portfolio than current carrying values, resulting in unrealized losses which we consider to be temporary in duration. Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$(4)	$784	$—	$—
Government-sponsored enterprises	(53)	4,115	—	—
SBA and other asset-backed securities	(50)	1,204	—	—
State and municipal bonds	(1)	252	(3)	297
Government-sponsored enterprise obligations	(27)	1,956	—	—
Corporate bonds	(50)	1,109	—	—
	$(185)	$9,420	$(3)	$297

December 31, 2012

State and municipal bonds	$(3)	$299	$—	$—
Government-sponsored enterprise obligations	(3)	998	—	—
	$(6)	$1,297	$—	$—

NOTE 7 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the balances of loans is as follows:

	June 30,	December 31,
	2013	2012
	(In thousands)
Real estate loans:
Residential – fixed	$22,362	$19,524
Residential – variable	133,555	111,041
Commercial	77,753	80,200
Construction	59,742	48,158
	293,412	258,923

Commercial loans:
Secured	15,842	14,854
Unsecured	754	871
	16,596	15,725

Consumer loans:
Home equity lines of credit	23,900	23,111
Other	422	455
	24,322	23,566

Total loans	334,330	298,214

Less:
Allowance for loan losses	(4,008)	(3,844)
Net deferred origination fees	(227)	(279)

Loans, net	$330,095	$294,091

The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2013 and 2012:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Three Months Ended June 30, 2013

Allowance at March 31, 2013	$1,259	$919	$976	$404	$192	$11	$147	$3,908

Provision (credit) for loan losses	134	11	11	43	(25)	(4)	(70)	100
Loans charged off	—	—	—	—	—	—	—	—
Recoveries of loans previously charged off	—	—	—	—	—	—	—	—

Allowance at June 30, 2013	$1,393	$930	$987	$447	$167	$7	$77	$4,008

Three Months Ended June 30, 2012

Allowance at March 31, 2012	$686	$1,010	$1,209	$378	$154	$14	$5	$3,456

Provision (credit) for loan losses	361	(54)	(288)	31	8	(1)	43	100
Loans charged off	—	—	—	(10)	—	—	—	(10)
Recoveries of loans previously charged off	—	—	—	4	—	—	—	4

Allowance at June 30, 2012	$1,047	$956	$921	$403	$162	$13	$48	$3,550

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Six Months Ended June 30, 2013

Allowance at December 31, 2012	$1,157	$1,041	$918	$456	$171	$11	$90	$3,844

Provision (credit) for loan losses	236	(111)	69	27	(4)	(4)	(13)	200
Loans charged off	—	—	—	(36)	—	—	—	(36)
Recoveries of loans previously charged off	—	—	—	—	—	—	—	—

Allowance at June 30, 2013	$1,393	$930	$987	$447	$167	$7	$77	$4,008

Six Months Ended June 30, 2012

Allowance at December 31, 2011	$626	$988	$1,119	$382	$153	$16	$112	$3,396

Provision (credit) for loan losses	421	(32)	(198)	117	9	(3)	(64)	250
Loans charged off	—	—	—	(100)	—	—	—	(100)
Recoveries of loans previously charged off	—	—	—	4	—	—	—	4

Allowance at June 30, 2012	$1,047	$956	$921	$403	$162	$13	$48	$3,550

Further information pertaining to the allowance for loan losses at June 30, 2013 and December 31, 2012 is as follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
June 30, 2013

Allowance related to loans individually evaluated and deemed to be impaired	$—	$—	$—	$—	$—	$—	$—	$—

Allowance related to loans individually evaluated and not deemed impaired, and those collectively evaluated for impairment	1,393	930	987	447	167	7	77	4,008

Total allowance	$1,393	$930	$987	$447	$167	$7	$77	$4,008

Impaired loan balances individually evaluated and deemed to be impaired	$621	$6,218	$—	$354	$34	$—	$—	$7,227

Loan balances individually evaluated and not deemed impaired, and those collectively evaluated for impairment	155,296	71,535	59,742	16,242	23,866	422	—	327,103

Total loans	$155,917	$77,753	$59,742	$16,596	$23,900	$422	$—	$334,330

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
December 31, 2012

Allowance related to loans individually evaluated and deemed to be impaired	$—	$94	$—	$26	$—	$—	$—	$120

Allowance related to loans individually evaluated and not deemed impaired, and those collectively evaluated for impairment	1,157	947	918	430	171	11	90	3,724

Total allowance	$1,157	$1,041	$918	$456	$171	$11	$90	$3,844

Impaired loan balances individually evaluated and deemed to be impaired	$541	$5,657	$—	$76	$308	$—	$—	$6,582

Loan balances individually evaluated and not deemed impaired, and those collectively evaluated for impairment	130,024	74,543	48,158	15,649	22,803	455	—	291,632

Total loans	$130,565	$80,200	$48,158	$15,725	$23,111	$455	$—	$298,214

The following is a summary of past due and non-accrual loans at June 30, 2013 and December 31, 2012:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Non-accrual Loans
	(In thousands)
June 30, 2013

Residential real estate	$1,459	$916	$283	$2,658	$—	$621
Commercial real estate	882	—	815	1,697	—	3,593
Commercial	22	4	—	26	—	354
Home equity lines of credit	109	765	—	874	—	34
Total	$2,472	$1,685	$1,098	$5,255	$—	$4,602

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Non-accrual Loans
	(In thousands)
December 31, 2012

Residential real estate	$1,483	$217	$306	$2,006	$—	$540
Commercial real estate	—	—	2,756	2,756	—	2,932
Commercial	2,452	19	—	2,471	—	—
Home equity lines of credit	874	—	34	908	—	38
Total	$4,809	$236	$3,096	$8,141	$—	$3,510

The following is a summary of impaired loans at June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)

Impaired loans without a valuation allowance:
Residential real estate	$621	$621	$—	$541	$541	$—
Commercial real estate	6,218	6,218	—	5,481	5,481	—
Commercial	354	354	—	50	50	—
Home equity lines of credit	34	34	—	308	308	—
Total	7,227	7,227	—	6,380	6,380	—

Impaired loans with a valuation allowance:
Commercial real estate	—	—	—	176	176	94
Commercial	—	—	—	26	26	26
Total	—	—	—	202	202	120

Total impaired loans	$7,227	$7,227	$—	$6,582	$6,582	$120

Further information pertaining to impaired loans follows:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)

Residential real estate	$623	$4	$4	$612	$11	$11
Commercial real estate	6,228	85	58	6,156	202	148
Commercial	385	4	4	363	6	6
Home equity lines of credit	34	—	—	74	—	—
Other consumer loans	—	—	—	—	1	1
Total	$7,270	$93	$66	$7,205	$220	$166

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)

Residential real estate	$1,305	$16	$16	$1,827	$55	$55
Commercial real estate	101	1	1	545	38	38
Construction	2,701	41	41	2,692	80	80
Commercial	—	—	—	6	2	2
Home equity lines of credit	110	1	1	69	1	1
Other consumer loans	2	—	—	1	—	—
Total	$4,219	$59	$59	$5,140	$176	$176

No additional funds are committed to be advanced in connection with impaired loans.

There were no troubled debt restructurings recorded during the three and six month periods ended June 30, 2013. There were no troubled debt restructurings that defaulted during the three and six months periods ended June 30, 2013, and for which default was within one year of the restructure date.

The following is a summary of troubled debt restructurings for the three and six month periods ended June 30, 2012:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)

Three Months Ended June 30, 2012
Residential real estate	2	$1,088	$1,088

Six Months Ended June 30, 2012
Residential real estate	2	$1,088	$1,088
Commercial real estate	2	257	257
Total	4	$1,345	$1,345

In the three month period ended June 30, 2012, monthly payment terms were modified on two residential real estate loans to a level comparable with rates offered to high quality borrowers. These loans were on non-accrual status as of June 30, 2012. There were no reserves for expected uncollectible principal on either of these loans at June 30, 2012 as payments of all amounts owed are expected upon sale of the properties.

In the three month period ended March 31, 2012, monthly payment terms were modified on two commercial real estate loans to one borrower to reduce required payments to $500 per month on each loan.  These loans were on non-accrual status and in a principal-only collection status as of March 31, 2012.  Reserves for expected uncollectible principal totaling $137 thousand and $98 thousand were established and a component of the specific reserve allowance for loan losses at March 31, 2012 and June 30, 2012, respectively.

There were no troubled debt restructurings that defaulted during the three and six months ended June 30, 2012, and for which the default was within one year of restructure.

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial loans.  During each calendar year, the Company engages an independent third party to review a significant portion of loans within these segments.  Management uses the results of these reviews as part of its annual review process.  On a monthly basis, the Company reviews the residential real estate and consumer loan portfolio for credit quality primarily through the use of delinquency reports. Currently, there are no loans rated in categories 7-10.

The following table presents the Company’s loans by risk rating:

	June 30, 2013				December 31, 2012
	Commercial Real Estate	Construction	Commercial	Total	Commercial Real Estate	Construction	Commercial	Total
	(In thousands)

Loans rated 1 -3 and 31	$70,303	$59,742	$15,978	$146,023	$73,312	$48,158	$14,002	$135,472
Loans rated 4	4,116	—	—	4,116	4,235	—	1,390	5,625
Loans rated 5	3,594	—	358	3,952	2,477	—	333	2,810
Loans rated 6	—	—	—	—	176	—	—	176
Total	$78,013	$59,742	$16,336	$154,091	$80,200	$48,158	$15,725	$144,083

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

Forward loan sale commitments and derivative loan commitments: Fair value of derivative loan commitments are based on fair values of the underlying mortgage loans and related servicing rights, and the probability of such commitments being exercised. Fair value of forward loan sales commitments are based on changes in fair value of the underlying mortgage loans from the commitment date to the reporting date.

Off-balance sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The fair values of these instruments are considered immaterial.

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and  December 31, 2012 are summarized below.

	June 30, 2013
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Residential mortgage-backed securities:
Government National Mortgage Association	$—	$9,311	$—	$9,311
Government-sponsored enterprises	—	8,956	—	8,956
SBA and other asset-backed securities	—	2,349	—	2,349
State and municipal bonds	—	4,344	—	4,344
Government-sponsored enterprise obligations	—	2,924	—	2,924
Corporate bonds	—	7,392	—	7,392
Derivative loan commitments	—	—	19	19
Forward loan sale commitments	—	—	238	238
Total assets	$—	$35,276	$257	$35,533

Liabilities
Derivative loan commitments	$—	$—	$67	$67

	December 31, 2012
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Assets
Residential mortgage-backed securities:
Government National Mortgage Association	$—	$9,546	$—	$9,546
Government-sponsored enterprises	—	11,213	—	11,213
SBA and other asset-backed securities	—	4,127	—	4,127
State and municipal bonds	—	5,963	—	5,963
Government-sponsored enterprise obligations	—	2,115	—	2,115
Corporate bonds	—	6,292	—	6,292
Derivative loan commitments	—	—	10	10
Forward loan sale commitments	—	—	22	22
Total assets	$—	$39,256	$32	$39,288

Liabilities
Forward loan sale commitments	$—	$—	$18	$18

Assets measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market (LOCOM) accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of June 30, 2013 and December 31, 2012.

	June 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)

Loans held for sale	$—	$2,487	$—	$—	$—	$—
Impaired loans	—	—	—	—	—	82
	$—	$2,487	$—	$—	$—	$82

The following table presents the total (losses) gains on loans held for sale and impaired loans for the three and six month periods ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)

Loans held for sale	$(160)	$—	$(160)	$—
Impaired loans	—	289	94	306
	$(160)	$289	$(66)	$306

Loans held for sale (LHFS) are evaluated for losses associated with the application of LOCOM accounting. At June 30, 2013, a rise in market interest rates above contractual loan rates from the time LHFS were recorded is reflected as a reduction in the carrying value of the asset and a loss is recognized in current period earnings. There were no LOCOM adjustments as of December 31, 2012.

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

There are no liabilities measured at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012.

Summary of fair values of financial instruments

The estimated fair values and related carrying amounts of the Company’s financial instruments are outlined in the table below.  Certain financial instruments and all nonfinancial instruments are excluded from disclosure requirements.  Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	June 30, 2013
		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$12,189	$12,189	$—	$—	$12,189
Certificates of deposit	350	350	—	—	350
Securities available for sale	35,276	—	35,276	—	35,276
FHLB stock	2,799	—	—	2,799	2,799
Loans held for sale	2,487	—	2,487	—	2,487
Loans, net	330,095	—	—	329,392	329,392
Accrued interest receivable	1,080	—	—	1,080	1,080
Derivative loan commitments	19	—	—	19	19
Forward loan sale commitments	238	—	—	238	238

Financial liabilities:
Deposits	$301,278	$—	$—	$302,104	$302,104
Short-term borrowings	6,000	—	6,000	—	6,000
Long-term debt	42,500	—	—	42,175	42,175
Accrued interest payable	42	—	—	42	42
Derivative loan commitments	67	—	—	67	67

	December 31, 2012
		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$18,218	$18,218	$—	$—	$18,218
Certificates of deposit	600	600	—	—	600
Securities available for sale	39,256	—	39,256	—	39,256
FHLB stock	2,005	—	—	2,005	2,005
Loans held for sale	9,130	—	9,130	—	9,130
Loans, net	294,091	—	—	294,618	294,618
Accrued interest receivable	1,019	—	—	1,019	1,019
Derivative loan commitments	10	—	—	10	10
Forward loan sale commitments	22	—	—	22	22

Financial liabilities:
Deposits	$298,059	$—	$—	$298,949	$298,949
Long-term debt	31,500	—	—	31,961	31,961
Accrued interest payable	5	—	—	5	5
Forward loan sale commitments	18	—	—	18	18

NOTE 9 - EMPLOYEE STOCK OWNERSHIP PLAN

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock.  This plan is a tax-qualified retirement plan for the benefit of all Company employees.  Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

The Company granted a loan to the ESOP for the purchase of shares of the Company’s common stock at the Conversion date.  As of June 30, 2013, the ESOP holds 192,572 shares, or 7.83% of the common stock outstanding on that date.  The loan obtained by the ESOP from the Company to purchase common stock is payable annually over 15 years at the rate of 3.25% per annum.  The loan can be prepaid without penalty.  Loan payments are expected to be funded by cash contributions from the Company.  The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid.  Cash dividends paid on allocated shares will be distributed to participants and cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP.  Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Shares held by the ESOP include the following:

June 30, 2013

Allocated	12,838
Committed to be allocated	6,419
Unallocated	173,315
192,572

The fair value of unallocated shares was approximately $3.1 million at June 30, 2013.

Total compensation expense recognized in connection with the ESOP for the three and six month periods ended June 30, 2013 was $53 thousand and $103 thousand, respectively.

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

For the three and six months ended June 30, 2013, share-based compensation expense applicable to the stock options was $47 thousand and $95 thousand, respectively, and the recognized tax benefit related to this expense was $9 thousand and $19 thousand, respectively.

Unrecognized compensation expense for the non-vested options totaled $811 thousand as of June 30, 2013, which will be recognized over the remaining vesting period of 4.25 years.  The aggregate intrinsic value of unvested options at June 30, 2013 was approximately $533 thousand. No options are exercisable as of June 30, 2013.

Under the Plan, the Company may also grant stock awards to management, employees and directors for up to 96,286 shares.  Granted stock awards vest over five years at 20% per year.  On October 1, 2012, the Board of Directors granted stock awards of 86,539 to its management, employees and directors.  The fair market value of the stock awards, based on the market price of $15.35 at the grant date, will be amortized over the remaining vesting period of 4.25 years. Unrecognized compensation expense related to non-vested restricted stock totaled $1.1 million as of June 30, 2013.

For the three and six months ended June 30, 2013, compensation expense applicable to stock awards was $66 thousand and $133 thousand, respectively.  The recognized tax benefit related to the expense was $27 thousand and $53 thousand, respectively.

There was no activity related to stock options or awards during the three or six months ended June 30, 2013.

NOTE 11 - EARNINGS PER COMMON SHARE

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  There were no potentially dilutive common stock equivalents as of June 30, 2013.  Under the Company’s Equity Incentive Plan, stock awards granted on October 1, 2012 contain non-forfeitable dividend rights. Accordingly, these shares are considered outstanding for computation of basic earnings per share.  Options to purchase 203,395 shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the three and six months ended June 30, 2013.

Earnings per common share have been computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)

Net income (loss) applicable to common stock	$583	$434	$1,178	$(119)

Average number of common shares outstanding	2,460,780	2,407,151	2,466,224	N/A
Less: Average unallocated ESOP shares	(174,920)	(190,967)	(176,525)	N/A

Average number of common shares outstanding used to calculate basic and fully diluted earnings per common share	2,285,860	2,216,184	2,289,699	N/A

N/A = not applicable

NOTE 12 – STOCK REPURCHASE PLAN

On October 1, 2012, the Board of Directors approved the repurchase of up to 96,286 shares, or approximately 4.0% of the Company’s outstanding common stock. At June 30, 2013, the Company had repurchased and retired 33,200 shares.

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

Deferred Tax Assets.  Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  Management reviews deferred tax assets on a quarterly basis to identify any uncertainties pertaining to realization of such assets.  In determining whether a valuation allowance is required against deferred tax assets, management assesses historical and forecasted operating results, including a review of eligible carry-forward periods, tax planning opportunities and other relevant considerations.  We believe the accounting estimate related to the valuation allowance is a critical estimate because the underlying assumptions can change from period to period.  For example, tax law changes or variances in future projected operating performance could result in a change in the valuation allowance.  Should actual factors and conditions differ materially from those used by management, the actual realization of net deferred tax assets could differ materially from the amounts recorded in the financial statements.  If we were not able to realize all or part of our deferred tax assets in the future, an adjustment to the related valuation allowance would be charged to income tax expense in the period such determination was made and could have a negative impact on earnings.  In addition, if actual factors and conditions differ materially from those used by management, we could incur penalties and interest imposed by taxing authorities.  A valuation allowance was not required for the five-year charitable expense carry-forward created primarily by the contribution of 157,477 shares of the Company’s common stock to the Wellesley Charitable Foundation as part of the mutual to stock conversion.  Based on historical income it is expected that there will be sufficient income to be able to deduct the entire amount of the contribution over future years.

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

General.  Total assets increased $20.7 million, or 5.5%, from $376.0 million at December 31, 2012 to $396.7 million at June 30, 2013.  Total assets increased primarily due to an increase in net loans of $36.0 million, or 12.2%, offset by a decrease in loans held for sale of $6.6 million and a decrease in cash and cash equivalents of $6.0 million.

Loans. Net loans increased $36.0 million, or 12.2%, from $294.1 million at December 31, 2012 to $330.1 million at June 30, 2013. The increase in loans was due primarily to an increase of $25.3 million, or 19.4%, in residential real estate loans. The strength in our residential lending activity is due to the efforts of our loan origination staff, a vibrant marketplace, and the expansion of our market area. Adjustable-rate residential mortgage loans increased $22.5 million, or 20.3%, to $133.6 million while fixed-rate residential loans increased $2.8 million, or 14.5%. We continue to sell longer-term fixed rate mortgage loans in the secondary market. At June 30, 2013, loans past due 30-89 days have decreased $888 thousand and loans past due 90 days or more have decreased $2.0 million as compared to December 31, 2012, primarily due to certain commercial loan relationships whose payment patterns have improved. No losses are expected on any relationship as collateral positions and the customers’ ability to pay remain strong.

Securities.  Total securities decreased from $39.3 million at December 31, 2012 to $35.3 million at June 30, 2013, primarily due to the $3.4 million in principal repayments on mortgage-backed securities.

Deposits.  Total deposits increased $3.2 million, or 1.1%, from $298.1 million at December 31, 2012 to $301.3 million at June 30, 2013.  Savings accounts increased $5.6 million, NOW accounts increased $718 thousand, non-interest-bearing accounts increased $326 thousand, and term certificates of deposit increased $304 thousand during the six-month period ended June 30, 2013, while money market deposit accounts decreased $3.7 million. Savings account balances increased primarily due to the movement of funds into our premium relationship savings account.

Borrowings.  We use borrowings from a variety of sources to supplement our supply of funds for loans and securities.  Long-term debt, consisting entirely of FHLB advances, increased $11 million, or 34.9%, for the six months ended June 30, 2013. The increase in longer-term FHLB advances was in response to increased lending activity during the period and a desire to extend our liability maturities while longer-term interest rates remain low. Short-term borrowings, consisting entirely of FHLB advances, increased $6.0 million for the six months ended June 30, 2013 in order to satisfy short-term funding needs.

Stockholders’ Equity.  Stockholders’ equity increased $700 thousand, or 1.6%, from $45.0 million at December 31, 2012 to $45.7 million at June 30, 2013, primarily as a result of net income  of $1.2 million, and the impact of share-based compensation related to the equity incentive plan of $228 thousand. Partially offsetting these results was the $495 thousand after-tax effect decrease in the fair market value of available-for-sale securities and the acquisition and retirement of treasury stock amounting to $314 thousand.

Results of Operations for the Three Months Ended June 30, 2013 and 2012

Overview.  Net income for the three months ended June 30, 2013 was $583 thousand, compared to net income of $434 thousand for the three months ended June 30, 2012.  The $149 thousand increase was primarily due to increases in net interest income, partially offset by an increase in noninterest expenses.  Net interest income increased to $3.3 million from $2.8 million in the 2012 quarter while noninterest expense increased $323 thousand, to $2.5 million in the same period.

Net Interest Income.  Net interest income for the three months ended June 30, 2013 increased $485 thousand or 17.3%, as compared to the three months ended June 30, 2012.  The increase in net interest income was primarily due to increases in the average balances of loans, partially offset by declines in yields.

Interest and dividend income increased $521 thousand or 15.2%, from $3.4 million for the three-month period ended June 30, 2012 to $4.0 million for the three months ended June 30, 2013.  The average balance of interest-earning assets increased 25.1%, while the average rate earned on these assets decreased 38 basis points.  The decline in loan yields is due to new, lower yielding loans added to the portfolio and the downward re-pricing of floating rate loans in a continued low rate environment. The decline in yield was partially offset by the improvement in interest income attributable to asset growth.  Interest and fees on loans increased $613 thousand, or 19.4%, due to a 37.9% increase in the average balance of loans partially offset by a 73 basis point decrease in the average rate received on loans.  Interest income from taxable securities decreased $66 thousand, or 33.0%, due to a 14.6% decrease in the average balance of taxable securities compared to the prior year period.  The average rate earned on taxable securities of 1.77% fell 49 basis points compared to the same period in the prior year. Declines in yields on investment securities are due to the downward re-pricing of certain floating rate securities and the reinvestment of funds from maturing securities into lower yielding securities.

The increase in interest expense was primarily due to a $35 thousand increase in interest expense related to FHLB long-term advances resulting from an increase in the average balances of FHLB long-term advances which increased from $15.6 million to $41.5 million. Rates paid on long-term FHLB advances decreased from 2.55% to 1.28%.  The average rates paid on interest-bearing liabilities decreased by 20 basis points from the comparative three-month period.  The decrease in the cost of deposits and borrowings was primarily due to the impact of a declining long-term interest rate environment on term certificates of deposit and the expansion of lower cost long-term FHLB advances.  We experienced an increase in the average balance of interest-bearing deposits of 21.9% in the three-month period ended June 30, 2013 compared to the same period in 2012.

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

	For the Three Months Ended June 30,
	2013			2012
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
Interest-earning assets:
Short-term investments	$11,976	$7	0.25%	$18,673	$13	0.23%
Certificates of deposit	350	1	0.42	600	1	0.56
Debt securities:
Taxable	30,242	133	1.77	35,401	199	2.26
Tax-exempt	5,034	47	3.71	8,062	67	3.34
Total loans and loans held for sale	326,802	3,770	4.63	236,914	3,157	5.36
FHLB stock	2,571	2	0.31	1,714	2	0.57
Total interest-earning assets	376,975	3,960	4.21	301,364	3,439	4.59
Allowance for loan losses	(3,959)			(3,501)
Total interest-earning assets less allowance for loan losses	373,016			297,863
Noninterest-earning assets	13,627			17,174
Total assets	$386,643			$315,037
Interest-bearing liabilities:
Regular savings accounts	$47,657	58	0.49%	$27,550	30	0.43%
NOW checking accounts	24,623	22	0.36	15,276	7	0.19
Money market accounts	54,244	56	0.41	52,491	76	0.58
Certificates of deposit	134,677	402	1.20	119,018	403	1.36
Total interest-bearing deposits	261,201	538	0.83	214,335	516	0.97
Short-term borrowings	2,198	1	0.22	7,463	22	1.21
Long-term debt	41,456	134	1.28	15,588	99	2.55
Total interest-bearing liabilities	304,855	673	0.88	237,386	637	1.08
Noninterest-bearing demand deposits	38,129			33,417
Other noninterest-bearing liabilities	1,903			865
Total liabilities	344,887			271,668
Stockholders’ equity	41,756			43,369
Total liabilities and stockholders’ equity	$386,643			$315,037
Net interest income		$3,287			$2,802
Net interest rate spread (2)			3.33%			3.51%
Net interest-earning assets (3)	$69,306			$63,978
Net interest margin (4)			3.50%			3.74%
Average total interest-earning assets to average total interest-bearing liabilities	122.73%			126.95%

(1)	Ratios for the three month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represent total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
	Increase (Decrease) Due to		Total Increase (Decrease)
(In thousands)	Volume	Rate
Interest-earning assets:
Short-term investments	$(4)	$1	$(3)
Debt securities:
Taxable	(27)	(39)	(66)
Tax-exempt	(30)	9	(21)
Total loans and loans held for sale	949	(336)	613
FHLB stock	2	(2)	—
Total interest-earning assets	890	(367)	523

Interest-bearing liabilities:
Regular savings	24	4	28
NOW checking	6	9	15
Money market	3	(23)	(20)
Certificates of deposit	7	(6)	1
Total interest-bearing deposits	40	(16)	24
Short-term borrowings	(10)	(12)	(22)
Long-term debt	50	(15)	35
Total interest-bearing liabilities	80	(43)	37

Increase (decrease) in net interest income	$810	$(324)	$486

Provision for Loan Losses and Analysis of Loan Loss Experience.  The provision for loan losses was $100 thousand for each of the three month periods ended June 30, 2013 and June 30, 2012. Growth in the portfolio during the period, in combination with lower provisions, and a reduction in specific reserves has resulted in a lower ratio of the allowance for loan losses to total loans as of June 30, 2013 compared with the prior year. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	June 30,
(Dollars in thousands)	2013	2012
Balance at beginning of period	$3,908	$3,456
Provision for loan losses	100	100
Charge-offs:
Real estate loans:
Residential	—	—
Commercial	—	—
Construction	—	—
Commercial loans	—	(10)
Consumer loans	—	—
Total charge-offs	—	(10)
Recoveries	—	4
Net charge-offs	—	(6)

Allowance at end of period	$4,008	$3,550
Allowance for loan losses to nonperforming loans at end of period	87.09%	76.19%
Allowance for loan losses to total loans at end of period	1.20%	1.42%
Net charge-offs to average loans outstanding during the period	0.00%	0.17%

Noninterest Income.  Noninterest income totaled $263 thousand, an increase of $115 thousand, or 77.7%, as the gain on the sale of securities increased $104 thousand and wealth management fees increased $47 thousand from the comparable 2012 period. Income from mortgage banking activities in 2013 reflects the expansion of our residential mortgage origination and sales efforts during the past year.  In June 2013, we recorded a loss of $93 thousand on the early extinguishment of $2.0 million of long-term FHLB advances, and deferred an additional $70 thousand of early retirement penalties over the life of a new $1.5 million long-term advance.

Noninterest Expenses.  Noninterest expense increased $323 thousand to $2.5 million during the three months ended June 30, 2013 from $2.2 million for the three months ended June 30, 2012.  Factors that contributed to the increase in noninterest expense during the 2013 period were increased salaries and employee benefits of $276 thousand, or 22.2%, primarily attributable to additional personnel supporting our residential and commercial lending operations and the cost of equity-based incentive compensation programs adopted in October 2012.  Occupancy and equipment expense increased $38 thousand resulting from normal rent increases and additional rent and other expense associated with expanded office space. Partially offsetting these increases was a $28 thousand decrease in other general and administrative expenses.

Income Taxes.  An income tax provision of $372 thousand was recorded during the quarter ended June 30, 2013 compared to a provision of $244 thousand in the comparable 2012 quarter.  The effective tax rate for the 2013 three-month period was 38.9%, compared with 36.0% for the 2012 three-month period, as fewer tax-preference items were available to the Bank in 2013, compared to 2012.

Results of Operations for the Six Months Ended June 30, 2012 and 2011

Overview.  Net income for the six months ended June 30, 2013 was $1.2 million, compared to a net loss of $119 thousand for the six months ended June 30, 2012.  The $1.3 million increase was primarily due to recording a non-recurring $1.1 million after-tax expense associated with the funding of the Wellesley Bank Charitable Foundation in January 2012.  Net interest income increased $1.0 million to $6.6 million, while noninterest expense, exclusive of the Foundation contribution, increased $827 thousand, or 20.3%.

Net Interest Income.  Net interest income for the six months ended June 30, 2013 increased $1.0 million, or 18.13%, as compared to the six months ended June 30, 2012.  The increase in net interest income was primarily due to an increase in interest income of $1.1 million, or 16.0%, offset by an increase in interest expense of $80 thousand, or 6.4%, during the period.

Interest and dividend income increased from $6.8 million for the six-month period ended June 30, 2012 to $7.9 million for the six months ended June 30, 2013.  The average balance of interest-earning assets increased 25.9%, while the average rate earned on these assets decreased 35 basis points.  The decline in yield was offset by the improvement in interest income attributable to asset growth.  Interest and fees on loans increased $1.2 million or 19.8%, due to a 36.5% increase in the average balance of loans partially offset by a 65 basis point decrease in the average rate received on loans.  Interest income from taxable securities decreased $106 thousand, or 27.6%, due to the 66 basis point decrease in the average rate earned on taxable securities to 1.74%, partially offset by a 0.05% decrease in the average balance of taxable securities compared to the prior year period.

The increase in interest expense was primarily due to an increase in the average balance of long-term FHLB advances which increased $26.6 million from $11.6 million to $38.2 million, partially offset by a decrease in rates paid on the advances of 162 basis points. The corresponding interest expense on the FHLB advances increased by $85 thousand, as compared to the same six-month period last year. The average rates paid on all interest-bearing liabilities decreased by 18 basis points from the comparative six-month period.  The decrease in the cost of deposits and borrowings was primarily due to the extended period of declining interest rates. We experienced an increase in the average balance of interest-bearing deposits of 21.3% in the six-month period ended June 30, 2013 compared to the same period in 2012.

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

	For the Six Months Ended June 30, 2013
	2013			2012
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
Interest-earning assets:
Short-term investments	$14,851	$17	0.23%	$21,063	$28	0.24%
Certificates of deposit	473	1	0.43	353	1	0.66
Debt securities:
Taxable	32,137	277	1.74	32,152	382	2.40
Tax-exempt	5,488	99	3.65	8,174	136	3.35
Total loans and loans held for sale	317,891	7,516	4.77	232,860	6,273	5.42
FHLB stock	2,298	4	0.33	1,820	4	0.53
Total interest-earning assets	373,138	7,914	4.28	296,422	6,824	4.63
Allowance for loan losses	(3,911)			(3,473)
Total interest-earning assets less allowance for loan losses	369,227			292,949
Noninterest-earning assets	13,919			16,003
Total assets	$383,146			$308,952
Interest-bearing liabilities:
Regular savings accounts	$45,255	107	0.48%	$27,671	60	0.44%
NOW checking accounts	24,891	42	0.34	15,487	15	0.20
Money market accounts	55,074	113	0.41	52,016	152	0.58
Certificates of deposit	135,254	815	1.21	119,501	814	1.37
Total interest-bearing deposits	260,474	1,077	0.83	214,675	1,041	0.97
Short-term borrowings	1,094	1	0.22	7,457	43	1.17
Long-term debt	38,174	256	1.33	11,577	170	2.95
Total interest-bearing liabilities	299,742	1,334	0.90	233,709	1,254	1.08
Noninterest-bearing demand deposits	37,736			34,430
Other noninterest-bearing liabilities	2,251			970
Total liabilities	339,729			269,109
Stockholders’ equity	43,417			39,843
Total liabilities and stockholders’ equity	$383,146			$308,952
Net interest income		$6,580			$5,570
Net interest rate spread (2)			3.38%			3.55%
Net interest-earning assets (3)	$69,153			$62,713
Net interest margin (4)			3.56%			3.78%
Average total interest-earning assets to average total interest-bearing liabilities	123.07%			126.83%

(1)	Ratios for the six month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represent total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Six Months Ended June 30, 2013 Compared to Six Ended June 30, 2012
	Increase (Decrease) Due to		Total Increase (Decrease)
(In thousands)	Volume	Rate
Interest-earning assets:
Short-term investments	$(7)	$(1)	$(8)
Certificates of deposit	—	(1)	(1)
Debt securities:
Taxable	—	(106)	(106)
Tax-exempt	(50)	14	(36)
Total loans and loans held for sale	1,874	(632)	1,242
FHLB stock	2	(3)	(1)
Total interest-earning assets	1,819	(729)	1,090

Interest-bearing liabilities:
Regular savings	41	7	48
NOW checking	12	14	26
Money market	10	(48)	(38)
Certificates of deposit	8	(7)	1
Total interest-bearing deposits	71	(34)	37
Short-term borrowings	(22)	(20)	(42)
Long-term debt	112	(27)	85
Total interest-bearing liabilities	161	(81)	80

Increase (decrease) in net interest income	$1,658	$(648)	$1,010

.
Provision for Loan Losses and Analysis of Loan Loss Experience.  The provision for loan losses was $200 thousand for the six months ended June 30, 2013 compared to $250 thousand for the six months ended June 30, 2012.  The decrease in the provision reflects a reduction in the related specific reserves on certain nonaccrual loans along with changes in qualitative factors evaluated in setting the provision.  Growth in the portfolio during the period, in combination with lower provisions, and a reduction in specific reserves has resulted in a lower ratio of the allowance for loan losses to total loans as of June 30, 2013 compared with the prior year. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Six Months Ended
	June 30,
(Dollars in thousands)	2013	2012
Balance at beginning of period	$3,844	$3,396
Provision for loan losses	200	250
Charge-offs:
Real estate loans:
Residential	—	—
Commercial	—	—
Construction	—	—
Commercial loans	(36)	(100)
Consumer loans	—	—
Total charge-offs	(36)	(100)
Recoveries	—	4
Net charge- offs	(36)	(96)

Allowance at end of period	$4,008	$3,550
Allowance for loan losses to nonperforming loans at end of period	87.09%	76.19%
Allowance for loan losses to total loans at end of period	1.20%	1.42%
Net charge-offs to average loans outstanding during the period	0.01%	0.04%

Noninterest Income.  Noninterest income totaled $472 thousand, an increase of $207 thousand, or 78.1%, as the gains on sales of securities and wealth management fees increased $104 thousand and $92 thousand, respectively, from the comparable 2012 period. Income from mortgage banking activities in 2013 reflects the expansion of our residential mortgage origination and sales efforts during the past year.  In June 2013, we recorded a loss of $93 thousand on the early extinguishment of $2.0 million of long-term FHLB advances, and deferred an additional $70 thousand of early retirement penalties over the life of a new $1.5 million long-term advance.

Noninterest Expense.  Noninterest expense, exclusive of the $1.8 million pre-tax contribution to establish the Foundation, increased $828 thousand to $4.9 million during the six months ended June 30, 2013 from $4.1 million for the six months ended June 30, 2012.  Factors that contributed to the increase in noninterest expense during the 2013 period were increased salaries and employee benefits of $606 thousand, or 25.8%, primarily attributable to additional personnel supporting our branch operations, residential and commercial lending operations and costs associated with the equity-based incentive compensation program adopted in October, 2012.  Occupancy and equipment expense increased $92 thousand resulting from normal rent increases and additional rent and other expense associated with expanded office space.

Income Taxes.  An income tax provision of $762 thousand was recorded during the six months ended June 30, 2013 compared to a benefit of $180 thousand in the comparable 2012 period. The effective tax rate for the 2013 six-month period was 39.3%, compared with 60.2% for the 2012 six-month period as tax preference items represented a higher percentage of pre-tax income in 2013.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits in other banks, and securities available for sale.  The level of these assets depends on our operating, financing, lending and investing activities during any given period.  At June 30, 2013, cash and cash equivalents, which include short-term investments, totaled $12.2 million.  Securities classified as available-for-sale, whose aggregate market value of $35.3 million exceeds cost, and $2.5 million of loans held for sale provide additional sources of liquidity.

At June 30, 2013, we had $42.5 million in long-term borrowings outstanding, represented entirely by FHLB advances. We also had $6.0 million of short-term borrowings represented by advances from the FHLB with original maturities less than one year. These borrowings are primarily used to fund temporary liquidity needs due to the timing of loan closings. In addition, at June 30, 2013, we had the ability to borrow a total of $23.2 million in unused borrowing capacity from the FHLB.  At June 30, 2013, we also had the ability to borrow $15.4 million from the Co-operative Central Bank and $12.3 million from the Federal Reserve Bank under a collateralized borrowing program, none of which was outstanding at that date.

At June 30, 2013, we had $71.1 million in loan commitments outstanding, which included $29.6 million in unadvanced funds on construction loans, $19.3 million in unadvanced home equity lines of credit, $10.6 million in unadvanced commercial lines of credit, and $10.7 million in new loan originations.

Term certificates of deposit due within one year of June 30, 2013 amounted to $74.0 million, or 54.1% of total term certificates.  This total has decreased $3.2 million from December 31, 2012. Balances of term certificates maturing in more than one year have increased $3.5 million.  Balances of term certificates that mature within one year reflect customer preferences for greater liquidity of personal funds, while longer-dated certificates reflect a willingness among customers to accept current interest rates for extended time periods.  If maturing deposits are not renewed, we will be required to seek other sources of funds, including new term certificates and other borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing funds.  Management believes, however, based on past experience that a significant portion of our term certificates will be renewed.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and will have to provide for its own liquidity to pay its operating expenses and other financial obligations.  The Company’s primary source of income will be dividends received from the Bank and earnings from investment of net proceeds from the offering retained by the Company.  Massachusetts banking law and FDIC regulations limit distributions of capital.  In addition, the Company is subject to policy of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality and overall financial condition.  Finally, in connection with its nonobjection to the conversion, the FDIC has required the Bank to commit that for the three-year period immediately following the closing of the conversion it will not make any distribution of capital to the Company, including cash dividends, except in accordance with FDIC on laws and regulations and as provided for in the business plan submitted with the conversion application without the prior approval of the Boston Area Office of the FDIC if such action would cause the Bank’s tier 1 leverage and total risk-based capital ratios to fall below 8.0% and 12.0%, respectively.  At June 30, 2013, the Company had $7.2 million of liquid assets as represented by cash and cash equivalents on an unconsolidated basis.

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks, including a risk-based capital measure.  The Company is also subject to similar capital requirements set by the Federal Reserve Board.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2013, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

We strive to manage our capital for maximum shareholder benefit.  The capital from our stock offering significantly increased our liquidity and capital resources.  Over time, this increased level of liquidity will be reduced as net proceeds from the stock offering will continue to be used for general corporate purposes, including the funding of lending activities.  Our financial condition and results of operations have also been enhanced by the additional capital from the offering, over time in increased net interest-earning assets and net income.  However, the increase in equity resulting from the capital raised in the offering has had  an adverse impact on our return on equity.  To help us better manage our capital, we may consider the use of such tools as common share repurchases and cash dividends as regulations permit.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For information about our loan commitments and unused lines of credit see Liquidity and Management herein.

For the six months ended June 30, 2013, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

At June 30, 2013, there have not been any material changes to the market risk disclosure from that contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income and equity simulations.  The simulations use projected repricing of assets and liabilities at June 30, 2013 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rates can have a significant impact on the simulations.  Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  Our asset sensitivity would be reduced if prepayments slow and would increase if prepayments accelerated.  While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects the estimated effects of changes in interest rates on the present value of our equity at June 30, 2013 and on our projected net interest income from June 30, 2013 through June 30, 2014.

		As of June 30, 2013			Over the Next 12 Months Ending June 30, 2014
		Present Value of Equity			Projected Net Interest Income
Basis Point (“bp”) Change in Rates		$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
		(Dollars in thousands)

300	bp	$47,276	$(6,811)	(12.59%)	$13,196	$4	0.03%
200		49,304	(4,783)	(8.84%)	13,171	(21)	(0.16%)
100		51,257	(2,830)	(5.23%)	13,140	(52)	(0.40%)
0		54,087	—	—	13,192	—	—
(100)		56,927	2,840	5.25%	13,014	(178)	(1.35%)

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

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A.  Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 27, 2013.  As of June 30, 2013, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs

April 1, 2013 through April 30, 2013	11,920	$15.89	11,920	63,086
May 1, 2013 through May 31, 2013	—	—	—	63,086
June 1, 2013 through June 30, 2013	—	—	—	63,086
Total	11,920	$15.89	11,920

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

101.1*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balances Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

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

WELLESLEY BANCORP, INC.

Dated:	August 9, 2013
		By:	/s/ Thomas J. Fontaine
Thomas J. Fontaine
President and Chief Executive Officer
(principal executive officer)

Dated:	August 9, 2013
		By:	/s/ Gary P. Culyer
Gary P. Culyer
Chief Financial Officer and Treasurer
(principal accounting and financial officer)