Form 10-Q
period 2013-09-30
Wellesley Bancorp, Inc.
filed 2013-11-08
CIK 1526952

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    X    No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ____	Accelerated filer ____
Non-accelerated filer ____	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___ No    X

As of October 31, 2013, there were 2,459,080 shares of the registrant’s common stock outstanding.

WELLESLEY BANCORP, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Assets

Cash and due from banks	$4,770	$2,247
Short-term investments	8,049	15,971
Total cash and cash equivalents	12,819	18,218

Certificates of deposit	100	600
Securities available for sale, at fair value	35,232	39,256
Federal Home Loan Bank of Boston (FHLB) stock, at cost	2,799	2,005
Loans held for sale	—	9,130

Loans	360,387	297,935
Less allowance for loan losses	(4,158)	(3,844)
Loans, net	356,229	294,091

Bank-owned life insurance	6,546	6,385
Premises and equipment, net	2,941	2,044
Accrued interest receivable	973	1,019
Net deferred tax asset	2,381	1,933
Other assets	1,074	1,367

Total assets	$421,094	$376,048

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$45,143	$39,044
Interest-bearing	282,305	259,015
	327,448	298,059
Short-term borrowings	5,000	—
Long-term debt	40,500	31,500
Accrued expenses and other liabilities	1,764	1,518
Total liabilities	374,712	331,077

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value;
1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value;
14,000,000 shares authorized, 2,460,080 shares issued and
outstanding at September 30, 2013; 2,480,610 shares issued
and outstanding at December 31, 2012	24	24
Additional paid-in capital	22,835	22,751
Retained earnings	24,989	23,203
Accumulated other comprehensive income	235	790
Unearned compensation – ESOP	(1,701)	(1,797)
Total stockholders' equity	46,382	44,971

Total liabilities and stockholders' equity	$421,094	$376,048

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans and loans held for sale	$4,085	$3,281	$11,600	$9,554
Debt securities-taxable	126	177	403	559
Debt securities-tax-exempt	38	63	138	199
Interest on short-term investments and certificates of deposit	7	9	25	38
Dividends on FHLB stock	2	2	6	6
Total interest and dividend income	4,258	3,532	12,172	10,356
Interest expense:
Deposits	569	533	1,647	1,574
Short-term borrowings	4	13	4	56
Long-term debt	124	107	380	277
Total interest expense	697	653	2,031	1,907

Net interest income	3,561	2,879	10,141	8,449
Provision for loan losses	150	150	350	400
Net interest income, after provision for loan losses	3,411	2,729	9,791	8,049

Noninterest income:
Customer service fees	46	26	126	99
Mortgage banking activities	10	62	86	62
Wealth management fees	101	64	282	153
Gain on sale of securities, net	—	52	103	51
Income on bank-owned life insurance	59	47	161	130
Loss on extinguishment of debt	—	—	(93)	—
Miscellaneous	9	12	32	33
Total noninterest income	225	263	697	528
Noninterest expense:
Salaries and employee benefits	1,553	1,227	4,505	3,572
Occupancy and equipment	354	346	1,050	950
Data processing	125	115	367	330
FDIC insurance	68	68	201	170
Contributions	—	—	2	1,801
Other general and administrative	536	381	1,422	1,198
Total noninterest expense	2,636	2,137	7,547	8,021

Income before income taxes	1,000	855	2,941	556
Provision for income taxes	393	318	1,155	138

Net income	607	537	1,786	418
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	(94)	271	(809)	495
Reclassification adjustment for net securities gains realized	—	(52)	(103)	(51)
Tax effect	34	(86)	357	(172)

Total other comprehensive income (loss)	(60)	133	(555)	272

Comprehensive income	$547	$670	$1,231	$690

Net income per common share (basic and diluted)	$0.27	$0.24	$0.78	N/A
Weighted average shares outstanding (basic and diluted)	2,288,752	2,221,534	2,290,402	N/A

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2013 and 2012

					Accumulated
			Additional		Other	Unearned	Total
	Common Stock		Paid-in	Retained	Comprehensive	Compensation-	Stockholders’
	Shares	Amount	Capital	Earnings	Income	ESOP	Equity
(Dollars in thousands)

Balance at December 31, 2011	—	$—	$—	$22,104	$627	$—	$22,731
Net income	—	—	—	418	—	—	418
Other comprehensive income	—	—	—	—	272	—	272
Issuance of common stock for initial public offering, net of expenses of $1,260	2,249,674	22	21,214	—	—	—	21,236
Issuance of common stock to Wellesley Bank Charitable Foundation	157,477	2	1,573	—	—	—	1,575
Stock purchased by the ESOP	—	—	—	—	—	(1,926)	(1,926)
ESOP shares committed to be allocated (8,559)	—	—	32	—	—	86	118

Balance at September 30, 2012	2,407,151	$24	$22,819	$22,522	$899	$(1,840)	$44,424

Balance at December 31, 2012	2,480,610	$24	$22,751	$23,203	$790	$(1,797)	$44,971
Net income	—	—	—	1,786	—	—	1,786
Other comprehensive loss	—	—	—	—	(555)	—	(555)
Purchase and retirement of treasury shares	(20,530)	—	(321)	—	—	—	(321)
Shared- based compensation- equity incentive plan	—	—	342	—	—	—	342
ESOP shares committed to be allocated (9,629)	—	—	63	—	—	96	159

Balance at September 30, 2013	2,460,080	$24	$22,835	$24,989	$235	$(1,701)	$46,382

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$1,786	$418
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for loan losses	350	400
Depreciation and amortization	234	210
Net amortization of securities	187	187
Loans originated for sale	(19,468)	(20,219)
Principal amount of loans sold	28,505	12,207
Gain on sale of securities, net	(103)	(51)
Accretion of net deferred loan fees	(391)	(304)
Income on bank-owned life insurance	(161)	(130)
Deferred income tax benefit	(91)	(783)
Issuance of common stock to Wellesley Bank Charitable Foundation	—	1,575
ESOP expense	159	118
Share-based compensation	342	—
Net change in:
Accrued interest receivable	46	(167)
Other assets	293	750
Accrued expenses and other liabilities	246	400

Net cash provided (used) by operating activities	11,934	(5,389)

Cash flows from investing activities:
Net decrease (increase) in certificates of deposit:	500	(500)
Activity in securities available for sale:
Maturities, prepayments and calls	6,662	7,838
Purchases	(5,063)	(15,523)
Proceeds from sales	1,429	1,624
(Purchase) redemption of Federal Home Loan Bank stock	(794)	125
Loan originations, net	(62,004)	(46,312)
Additions to premises and equipment	(1,131)	(1,111)
Purchases of bank-owned life insurance	—	(2,000)

Net cash used by investing activities	(60,401)	(55,859)

Cash flows from financing activities:
Net increase in deposits	29,389	34,801
Proceeds from long-term debt	22,500	26,000
Repayments of long-term debt	(13,500)	(2,000)
Increase (decrease) in short-term borrowings	5,000	(7,059)
Conversion of stock subscriptions to common stock	—	(19,666)
Net proceeds from the issuance of common stock	—	21,236
Payment to acquire treasury shares	(321)	—
Acquisition of common stock by ESOP	—	(1,926)

Net cash provided by financing activities	43,068	51,386

Net change in cash and cash equivalents	(5,399)	(9,862)
Cash and cash equivalents at beginning period	18,218	33,524
Cash and cash equivalents at end of period	$12,819	$23,662

Supplementary information:
Interest paid	$2,025	$1,927
Income taxes paid	1,852	840

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K.  The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Commercial real estate – Loans in this segment are primarily income-producing properties in the Company’s  primary market areas in eastern Massachusetts.  The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment.  Management obtains rent rolls and performs credit reviews on these loans.

Construction – Loans in this segment, primarily single family residential construction, include speculative  loans for which payment is derived from sale of the property.  Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the financial strength of the borrower.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

The components of accumulated other comprehensive income and related tax effects are as follows:

	September 30,	December 31,
	2013	2012
	(In thousands)
Unrealized holding gains on securities available for sale	$385	$1,297
Tax effect	(150)	(507)
Net-of tax amount	$235	$790

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board  issued Accounting Standards Update No. 2013-02 related to disclosure of amounts reclassified out of accumulated other comprehensive income. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The new requirements are effective for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this standard on January 1, 2013, with no significant impact on the Company’s consolidated financial statements for the three or nine months ended September 30, 2013.

NOTE 6 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$8,387	$191	$(32)	$8,546
Government-sponsored enterprises	10,038	186	(57)	10,167
SBA and other asset-backed securities	2,282	4	(78)	2,208
State and municipal bonds	4,029	117	(7)	4,139
Government-sponsored enterprise obligations	2,911	23	(33)	2,901
Corporate bonds	7,200	90	(19)	7,271

	$34,847	$611	$(226)	$35,232

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$9,235	$311	$—	$9,546
Government-sponsored enterprises	10,841	372	—	11,213
SBA and other asset-backed securities	3,988	139	—	4,127
State and municipal bonds	5,604	362	(3)	5,963
Government-sponsored enterprise obligations	2,105	13	(3)	2,115
Corporate bonds	6,186	106	—	6,292

	$37,959	$1,303	$(6)	$39,256

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2013 and December 31, 2012 are as follows.  Expected maturities may differ from contractual maturities because the issuer, in certain instances, has the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In thousands)

Within 1 year	$2,752	$2,764	$154	$155
After 1 year to 5 years	5,605	5,694	7,454	7,603
After 5 years to 10 years	2,616	2,670	2,912	2,990
After 10 years	3,167	3,183	3,375	3,622
	14,140	14,311	13,895	14,370
Mortgage- and asset-backed securities	20,707	20,921	24,064	24,886

	$34,847	$35,232	$37,959	$39,256

Unrealized losses generally reflect declines in the fair value of a security, as compared to the carrying value of the security.  Recent increases in longer-term interest rates are reflected in lower fair values of certain securities in our portfolio than current carrying values, resulting in unrealized losses which we consider to be temporary in duration. Management currently does not have the intent to sell these securities and it is more likely that it will not have to sell these securities before recovery of their cost basis. Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

September 30, 2013	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$(32)	$1,744	$—	$—
Government-sponsored enterprises	(57)	4,443	—	—
SBA and other asset-backed securities	(78)	1,406	—	—
State and municipal bonds	(3)	250	(4)	296
Government-sponsored enterprise obligations	(33)	967	—	—
Corporate bonds	(19)	1,131	—	—

	$(222)	$9,941	$(4)	$296

December 31, 2012

State and municipal bonds	$(3)	$299	$—	$—
Government-sponsored enterprise obligations	(3)	998	—	—

	$(6)	$1,297	$—	$—

NOTE 7 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the balances of loans is as follows:

	September 30,	December 31,
	2013	2012
	(In thousands)
Real estate loans:
Residential – fixed	$22,105	$19,524
Residential – variable	144,999	111,041
Commercial	78,482	80,200
Construction	71,095	48,158
	316,681	258,923

Commercial loans:
Secured	13,085	14,854
Unsecured	1,530	871
	14,615	15,725

Consumer loans:
Home equity lines of credit	28,906	23,111
Other	443	455
	29,349	23,566

Total loans	360,645	298,214

Less:
Allowance for loan losses	(4,158)	(3,844)
Net deferred origination fees	(258)	(279)

Loans, net	$356,229	$294,091

The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2013 and 2012:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Three Months Ended September 30, 2013

Allowance at June 30, 2013	$1,393	$930	$987	$447	$167	$7	$77	$4,008

Provision (credit) for loan losses	(65)	(52)	186	(53)	155	1	(22)	150
Loans charged off	—	—	—	—	—	—	—	—
Recoveries of loans previously charged off	—	—	—	—	—	—	—	—

Allowance at September 30, 2013	$1,328	$878	$1,173	$394	$322	$8	$55	$4,158

Three Months Ended September 30, 2012

Allowance at June 30, 2012	$1,047	$956	$921	$403	$162	$13	$48	$3,550

Provision (credit) for loan losses	115	107	(8)	(22)	(2)	5	(45)	150
Loans charged off	—	—	—	—	—	(7)	—	(7)
Recoveries of loans previously charged off	—	—	—	—	—	1	—	1

Allowance at September 30, 2012	$1,162	$1,063	$913	$381	$160	$12	$3	$3,694

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Nine Months Ended September 30, 2013

Allowance at December 31, 2012	$1,157	$1,041	$918	$456	$171	$11	$90	$3,844

Provision (credit) for loan losses	171	(163)	255	(26)	151	(3)	(35)	350
Loans charged off	—	—	—	(36)	—	—	—	(36)
Recoveries of loans previously charged off	—	—	—	—	—	—	—	—

Allowance at September 30, 2013	$1,328	$878	$1,173	$394	$322	$8	$55	$4,158

Nine Months Ended September 30, 2012

Allowance at December 31, 2011	$626	$988	$1,119	$382	$153	$16	$112	$3,396

Provision (credit) for loan losses	536	75	(206)	95	7	2	(109)	400
Loans charged off	—	—	—	(100)	—	(8)	—	(108)
Recoveries of loans previously charged off	—	—	—	4	—	2	—	6

Allowance at September 30, 2012	$1,162	$1,063	$913	$381	$160	$12	$3	$3,694

Further information pertaining to the allowance for loan losses at September 30, 2013 and December 31, 2012 is as follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
September 30, 2013

Allowance related to loans individually evaluated and deemed to be impaired	$—	$—	$—	$—	$95	$—	$—	$95

Allowance related to loans individually evaluated and not deemed impaired, and those collectively evaluated for impairment	1,328	878	1,173	394	227	8	55	4,063

Total allowance	$1,328	$878	$1,173	$394	$322	$8	$55	$4,158

Impaired loan balances individually evaluated and deemed to be impaired	$427	$5,294	$—	$—	$522	$—	$—	$6,243

Loan balances individually evaluated and not deemed impaired, and those collectively evaluated for impairment	166,677	73,188	71,095	14,615	28,384	443	—	354,402

Total loans	$167,104	$78,482	$71,095	$14,615	$28,906	$443	$—	$360,645

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
December 31, 2012

Allowance related to loans individually evaluated and deemed to be impaired	$—	$94	$—	$26	$—	$—	$—	$120

Allowance related to loans individually evaluated and not deemed impaired, and those collectively evaluated for impairment	1,157	947	918	430	171	11	90	3,724

Total allowance	$1,157	$1,041	$918	$456	$171	$11	$90	$3,844

Impaired loan balances individually evaluated and deemed to be impaired	$541	$5,657	$—	$76	$308	$—	$—	$6,582

Loan balances individually evaluated and not deemed impaired, and those collectively evaluated for impairment	130,024	74,543	48,158	15,649	22,803	455	—	291,632

Total loans	$130,565	$80,200	$48,158	$15,725	$23,111	$455	$—	$298,214

The following is a summary of past due and non-accrual loans at September 30, 2013 and December 31, 2012:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Accruing	Non-accrual Loans
	(In thousands)
September 30, 2013

Residential real estate	$804	$—	$350	$1,154	$—	$901
Commercial real estate	599	—	—	599	—	1,874
Commercial	—	36	—	36	—	—
Home equity lines of credit	109	—	487	596	—	522
Other consumer loans	104	—	—	104	—	—

Total	$1,616	$36	$837	$2,489	$—	$3,297

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Accruing	Non-accrual Loans
	(In thousands)
December 31, 2012

Residential real estate	$1,483	$217	$306	$2,006	$—	$540
Commercial real estate	—	—	2,756	2,756	—	2,932
Commercial	2,452	19	—	2,471	—	—
Home equity lines of credit	874	—	34	908	—	38

Total	$4,809	$236	$3,096	$8,141	$—	$3,510

The following is a summary of impaired loans at September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$427	$427	$—	$541	$541	$—
Commercial real estate	5,294	5,294	—	5,481	5,481	—
Commercial	—	—	—	50	50	—
Home equity lines of credit	35	35	—	308	308	—
Total	5,756	5,756	—	6,380	6,380	—

Impaired loans with a valuation allowance:
Commercial real estate	—	—	—	176	176	94
Commercial	—	—	—	26	26	26
Home equity lines of credit	487	487	95	—	—	—
Total	487	487	95	202	202	120

Total impaired loans	$6,243	$6,243	$95	$6,582	$6,582	$120

Further information pertaining to impaired loans follows:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
Residential real estate	$524	$4	$11	$576	$16	$22
Commercial real estate	5,532	73	80	5,909	248	282
Commercial	385	4	6	257	13	12
Home equity lines of credit	156	2	—	111	2	1

Total	$6,597	$83	$97	$6,853	$279	$317

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
Residential real estate	$762	$3	$3	$1,509	$62	$62
Commercial real estate	350	—	—	513	38	38
Construction	2,907	30	30	2,758	111	111
Commercial	—	—	—	4	2	2
Home equity lines of credit	93	1	1	67	1	1
Other consumer loans	7	—	0	11	0	0

Total	$4,119	$34	$34	$4,862	$214	$214

No additional funds are committed to be advanced in connection with impaired loans.

There were no troubled debt restructurings recorded during the three and nine month periods ended September 30, 2013. There were no troubled debt restructurings that defaulted during the three and nine month periods ended September 30, 2013, and for which default was within one year of the restructure date.

There were no troubled debt restructurings recorded during the three month period ended September 30, 2012. There were no troubled debt restructurings that defaulted during the three and nine month periods ended September 30, 2012, and which default was within one year of the restructure date.

The following is a summary of troubled debt restructurings for the nine months ended September 30, 2012:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Nine Months Ended September 30, 2012
Residential real estate	2	$1,088	$1,088
Commercial real estate	2	257	257
Total	4	$1,345	$1,345

In the nine month period ended September 30, 2012, monthly payment terms were modified on two residential real estate loans to a level comparable with rates offered to high quality borrowers. One loan totaling $881 thousand was paid in full during the quarter ended September 30, 2012. The remaining loan was on non-accrual status as of quarter-end September 30, 2012. There were no reserves for expected uncollectible principal on this loan at September 30, 2012 or 2013.

During the same period, monthly payment terms were modified on two commercial real estate loans to one borrower to reduce required payments.   These loans were on non-accrual status and in a principal-only collection status as of September 30, 2012. Reserves for expected uncollectible principal totaling $97 thousand were established and a component of the specific reserve allowance for loan losses as of September 30, 2012.  These loans were resolved during 2013 with no losses incurred.

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial loans.  During each calendar year, the Company engages an independent third party to review a significant portion of loans within these segments.  Management uses the results of these reviews as part of its annual review process.  On a monthly basis, the Company reviews the residential real estate and consumer loan portfolio for credit quality primarily through the use of delinquency reports. Currently, there are no loans rated in categories 7and10.

The following table presents the Company’s loans by risk rating:

	September 30, 2013				December 31, 2012
	Commercial Real Estate	Construction	Commercial	Total	Commercial Real Estate	Construction	Commercial	Total
	(In thousands)

Loans rated 1–3 and 31	$71,703	$71,095	$13,957	$156,755	$73,312	$48,158	$14,002	$135,472
Loans rated 4	4,108	—	628	4,736	4,235	—	1,390	5,625
Loans rated 5	2,671	—	—	2,671	2,477	—	333	2,810
Loans rated 6	—	—	—	—	176	—	—	176
Loans rated 8	—	—	25	25	—	—	—	—
Loans rated 9	—	—	5	5	—	—	—	—

Total	$78,482	$71,095	$14,615	$164,192	$80,200	$48,158	$15,725	$144,083

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

Fair value hierarchy

The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 are summarized below.

	September 30, 2013
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities available for sale	$—	$35,232	$—	$35,232
Derivative loan commitments	—	—	8	8

Total assets	$—	$35,232	$8	$39,240

Liabilities
Forward loan sale commitments	$—	$—	$5	$5

	December 31, 2012
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities available for sale	$—	$39,256	$—	$39,256
Derivative loan commitments	—	—	10	10
Forward loan sale commitments	—	—	22	22

Total assets	$—	$39,256	$32	$39,288

Liabilities
Forward loan sale commitments	$—	$—	$18	$18

Assets measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market (LOCOM) accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of September 30, 2013 and December 31, 2012.

	September 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$—	$—	$392	$—	$—	$82

The following table presents the total (losses) gains related to the fair value measurement on loans held for sale and impaired loans for the three and nine month periods ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Loans held for sale	$160	$—	$—	$—
Impaired loans	(95)	27	(1)	333
	$65	$27	$(1)	$333

Loans held for sale (LHFS) are evaluated for losses associated with the application of LOCOM accounting. At September 30, 2013, and December 31, 2012, there were no LOCOM adjustments.

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

There are no liabilities measured at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012.

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

	September 30, 2013
		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Cash and cash equivalents	$12,819	$12,819	$—	$—	$12,819
Certificates of deposit	100	100	—	—	100
Securities available for sale	35,232	—	35,232	—	35,232
FHLB stock	2,799	—	—	2,799	2,799
Loans, net	356,229	—	—	354,379	354,379
Accrued interest receivable	973	—	—	973	973
Derivative loan commitments	8	—	—	8	8

Financial liabilities
Deposits	$327,448	$—	$—	$328,181	$328,181
Long-term debt	40,500	—	40,356	—	40,356
Short-term borrowings	5,000	5,000	—	—	5,000
Accrued interest payable	49	—	—	49	49
Forward loan sale commitments	5	—	—	5	5

	December 31, 2012
		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Cash and cash equivalents	$18,218	$18,218	$—	$—	$18,218
Certificates of deposit	600	600	—	—	600
Securities available for sale	39,256	—	39,256	—	39,256
FHLB stock	2,005	—	—	2,005	2,005
Loans held for sale	9,130	—	9,130	—	9,130
Loans, net	294,091	—	—	294,618	294,618
Accrued interest receivable	1,019	—	—	1,019	1,019
Derivative loan commitments	10	—	—	10	10
Forward loan sale commitments	22	—	—	22	22

Financial liabilities
Deposits	$298,059	$—	$—	$298,949	$298,949
Long-term debt	31,500	—	31,961	—	31,961
Accrued interest payable	5	—	—	5	5
Forward loan sale commitments	18	—	—	18	18

NOTE 9 - EMPLOYEE STOCK OWNERSHIP PLAN

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock.  This plan is a tax-qualified retirement plan for the benefit of all Company employees.  Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

The Company granted a loan to the ESOP for the purchase of shares of the Company’s common stock at the Conversion date.  As of September 30, 2013, the ESOP holds 192,572 shares or 7.83% of the common stock outstanding on that date.  The loan obtained by the ESOP from the Company to purchase common stock is payable annually over 15 years at the rate of 3.25% per annum.  The loan can be prepaid without penalty.  Loan payments are expected to be funded by cash contributions from the Company.  The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid.  Cash dividends paid on allocated shares will be distributed to participants and cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP.  Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Shares held by the ESOP include the following:

September 30, 2013

Allocated	12,838
Committed to be allocated	9,629
Unallocated	170,105

192,572

The fair value of unallocated shares was approximately $3.0 million at September 30, 2013.

Total compensation expense recognized in connection with the ESOP for the three and nine month periods ended September 30, 2013 was $57 thousand and $159 thousand, respectively.

NOTE 10 - EQUITY INCENTIVE PLAN

Under the Company’s Equity Incentive Plan (the “Plan”), approved by the Company’s stockholders at the annual meeting on August 15, 2012, the Company may grant stock options to its management, employees and directors in the form of incentive stock options and non-qualified stock options for up to 240,751 shares.  On October 1, 2012, the Board of Directors granted options to purchase 203,395 shares of the Company’s common stock to its management, employees and directors at an exercise price of $15.35 per share.  The exercise price of each option equals the market price of the stock on the date of grant, and the maximum term of each option is 10 years.  The vesting period is five years from the date of grant, with vesting at 20% per year. The weighted average fair value of stock options granted on October 1, 2012 using a Black-Scholes pricing model was $4.69.

On October 1, 2013, the Board of Directors granted options to purchase 11,500 shares of the Company’s common stock to certain employees at an exercise price of $17.45 per share. The exercise price of each option equals the market price of the stock on the date of grant, and the maximum term of each option is 10 years.  The vesting period is five years from the date of grant, with vesting at 20% per year. The weighted average fair value of stock options granted on October 1, 2013 using a Black-Scholes pricing model was $5.62.

For the three and nine month periods ended September 30, 2013, share-based compensation expense applicable to the stock options was $48 thousand and $143 thousand, respectively, and the recognized tax benefit related to this expense was $9 thousand and $28 thousand, respectively.

Unrecognized compensation expense for the non-vested options totaled $763 thousand as of September 30, 2013, which will be recognized over the remaining vesting period of 4.0 years.  The aggregate intrinsic value of unvested options at September 30, 2013 was approximately $427 thousand. No options are exercisable as of September 30, 2013.

Under the Plan, the Company may also grant stock awards to management, employees and directors for up to 96,286 shares.  Granted stock awards vest over five years at 20% per year.  On October 1, 2012, the Board of Directors granted stock awards of 86,539 shares to its management, employees and directors.  The fair market value of the stock awards, based on the market price of $15.35 at the grant date, will be amortized over the remaining vesting period of 4.0 years. Unrecognized compensation expense related to non-vested restricted stock totaled $1.1 million as of September 30, 2013.

On October 1, 2013, the Board of Directors granted stock awards of 2,750 shares to certain employees.  The fair market value of the stock awards, based on the market price of $17.45 at the grant date, will be amortized over the remaining vesting period of 5.0 years. These awards will have no impact on reported earnings per share.

For the three and nine month periods ended September 30, 2013, compensation expense applicable to stock awards was $66 thousand and $199 thousand, respectively.  The recognized tax benefit related to the expense was $27 thousand and $80 thousand, respectively.

There was no activity related to stock options or awards during the three or nine months ended September 30, 2013.

NOTE 11 - EARNINGS PER COMMON SHARE

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  There were no potentially dilutive common stock equivalents as of September 30, 2013.  Under the Company’s Equity Incentive Plan, stock awards granted on October 1, 2012 contain non-forfeitable dividend rights. Accordingly, these shares are considered outstanding for computation of basic earnings per share.  Options to purchase 203,395 shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the three and nine months ended September 30, 2013.

Earnings per common share have been computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)

Net income applicable to common stock	$607	$537	$1,786	$418

Average number of common shares outstanding	2,460,463	2,407,152	2,465,322	N/A
Less: Average unallocated ESOP shares	(171,711)	(185,618)	(174,920)	N/A

Average number of common shares outstanding used to calculate basic and fully diluted earnings per common share	2,288,752	2,221,534	2,290,402	N/A

Net income per common share (basic and diluted)	$0.27	$0.24	$0.78	N/A

N/A = not applicable

NOTE 12 – STOCK REPURCHASE PLAN

On October 1, 2012, the Board of Directors approved the repurchase of up to 96,286 shares, or approximately 4.0% of the Company’s outstanding common stock. At September 30, 2013, the Company had repurchased and retired 33,610 shares.

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

Deferred Tax Assets.  Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  Management reviews deferred tax assets on a quarterly basis to identify any uncertainties pertaining to realization of such assets.  In determining whether a valuation allowance is required against deferred tax assets, management assesses historical and forecasted operating results, including a review of eligible carry-forward periods, tax planning opportunities and other relevant considerations.  We believe the accounting estimate related to the valuation allowance is a critical estimate because the underlying assumptions can change from period to period.  For example, tax law changes or variances in future projected operating performance could result in a change in the valuation allowance.  Should actual factors and conditions differ materially from those used by management, the actual realization of net deferred tax assets could differ materially from the amounts recorded in the financial statements.  If we were not able to realize all or part of our deferred tax assets in the future, an adjustment to the related valuation allowance would be charged to income tax expense in the period such determinations were made which could have a negative impact on earnings.  In addition, if actual factors and conditions differ materially from those used by management, we could incur penalties and interest imposed by taxing authorities.  A valuation allowance was not required for the five-year charitable expense carry-forward created primarily by the contribution of 157,477 shares of the Company’s common stock to the Wellesley Charitable Foundation as part of the mutual to stock conversion.  Based on historical income it is expected that there will be sufficient income to be able to deduct the entire amount of the contribution over future years.

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

General.  Total assets increased $45.1 million, or 12.0%, from $376.0 million at December 31, 2012 to $421.1 million at September 30, 2013.  Total assets increased primarily due to an increase in net loans of $62.1 million, offset by a decrease in loans held for sale of $9.1 million and a decrease in cash and cash equivalents of $5.4 million.

Loans. Net loans increased $62.1 million, or 21.1%, from $294.1 million at December 31, 2012 to $356.2 million at September 30, 2013. The increase in loans was due primarily to an increase of $36.5 million, or 28.0%, in residential real estate loans. The strength in our residential lending activity is due to the efforts of our loan origination staff, a healthy marketplace, and the expansion of our market area. Adjustable-rate residential mortgage loans increased $34.0 million, or 30.6%, to $145.0 million while fixed-rate residential loans increased $2.6 million, or 13.2%. We continue to sell longer-term fixed rate mortgage loans in the secondary market. At September 30, 2013, loans past due 30-89 days have decreased $3.4 million and loans past due 90 days or more have decreased $2.3 million as compared to December 31, 2012, primarily due to certain commercial loan relationships whose payment patterns have improved.  All losses expected to be realized on impaired loans have been specifically reserved for in the allowance for loan losses as of September 30, 2013.

Securities.  Total securities decreased from $39.3 million at December 31, 2012 to $35.2 million at September 30, 2013, primarily due to bond maturities and $4.8 million in principal repayments on mortgage-backed securities.

Deposits.  Total deposits increased $29.4 million, or 9.9%, from $298.1 million at December 31, 2012 to $327.4 million at September 30, 2013.  Term certificates of deposit increased $13.1 million, savings accounts increased $9.7 million, non-interest-bearing accounts increased $6.1 million, and money market deposit accounts increased $2.0 million during the nine month period ended September 30, 2013, while NOW deposit accounts decreased $1.5 million. Savings account balances increased primarily due to customers depositing funds into our premium rate Connection Premier Savings account. Term certificate of deposits increased due to expansion of deposit gathering activities, including the utilization of a national deposit funding source.

Borrowings.  We use borrowings, primarily advances from the Federal Home Loan Bank (FHLB) to supplement our supply of funds for loans and securities.  Long-term debt, consisting entirely of FHLB advances, increased $9.0 million, or 28.6%, for the nine months ended September 30, 2013. The increase in longer-term FHLB advances was in response to increased lending activity during the period and a desire to extend our liability maturities while longer-term interest rates remain low.  Short-term borrowings, consisting entirely of FHLB advances at September 30, 2013, increased $5.0 million as compared to December 31, 2012, in order to satisfy short-term funding needs.

Stockholders’ Equity.  Stockholders’ equity increased $1.4 million, or 3.1%, from $45.0 million at December 31, 2012 to $46.4 million at September 30, 2013, primarily as a result of net income of $1.8 million. Partially offsetting this item was the $555 thousand after-tax effect decrease in the fair market value of available-for-sale securities and the acquisition and retirement of treasury stock amounting to $321 thousand.

Results of Operations for the Three Months Ended September 30, 2013 and 2012

Overview.  Net income for the three months ended September 30, 2013 was $607 thousand, compared to net income of $537 thousand for the three months ended September 30, 2012.  The $70 thousand increase was primarily due to increases in net interest income, partially offset by an increase in noninterest expenses.  Net interest income increased to $3.6 million from $2.9 million in the 2012 period, while noninterest expense increased $499 thousand to $2.6 million in the same period.

Net Interest Income.  Net interest income for the three months ended September 30, 2013 increased $682 thousand or 23.7%, as compared to the three months ended September 30, 2012.  The increase in net interest income was primarily due to increases in the average balances of loans, partially offset by declines in yields.

Interest and dividend income increased $726 thousand or 20.6%, from $3.5 million for the three-month period ended September 30, 2012, to $4.3 million for the three months ended September 30, 2013.  The average balance of interest-earning assets increased 22.7%, while the average rate earned on these assets decreased 4 basis points.  The decline in loan yields is due to new, lower yielding loans added to the portfolio and the downward re-pricing of floating rate loans in a continued low rate environment. The decline in yield was partially offset by the improvement in interest income attributable to asset growth.  Interest and fees on loans increased $804 thousand, or 24.5%, due to a 33.5% increase in the average balance of loans partially offset by a 30 basis point decrease in the average rate received on loans.  Interest income from taxable securities decreased $51 thousand, or 28.8%, due to a 19.3% decrease in the average balance of taxable securities compared to the prior year period.  The average rate earned on taxable securities of 1.69% fell 21 basis points compared to the same period in the prior year. Declines in yields on investment securities are due to the downward re-pricing of certain floating rate securities and the reinvestment of funds from maturing securities into lower yielding securities.

Interest expense for the three months ended September 30, 2013 increased $44 thousand, primarily due to increases in expense on regular savings accounts and certificates of deposit. The average rates paid on interest-bearing deposits decreased by 13 basis points from the comparative three-month period.    We experienced an increase in the average balance of total interest-bearing deposits of 24.2% in the three-month period ended September 30, 2013 compared to the same period in 2012.  Also contributing to the increase in interest expense was the expense resulting from an increase in the average balances of FHLB long-term advances, which increased from $26.9 million to $41.3 million. Rates paid on long-term FHLB advances decreased from 1.58% to 1.19%.  The average balance of short-term borrowings, consisting entirely of FHLB advances at September 30, 2013, decreased $1.7 million from the comparative 2012 period, resulting in a reduction of $9 thousand in interest expense, and a drop in the rate paid on these funds of 70 basis points.  During the 2012 period, short-term borrowings consisted entirely of repurchase agreements with commercial customers.

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

	For the Three Months Ended September 30,
	2013			2012
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
Interest-earning assets:
Short-term investments	$11,435	$6	0.24%	$15,482	$8	0.22%
Certificates of deposit	266	1	0.40	600	1	0.56
Debt securities:
Taxable	29,910	126	1.69	37,060	177	1.90
Tax-exempt	4,214	38	3.65	7,539	63	3.33
Total loans and loans held for sale	345,958	4,085	4.74	259,168	3,281	5.04
FHLB stock	2,799	2	0.35	1,745	2	0.51
Total interest-earning assets	394,581	4,258	4.33%	321,594	3,532	4.37%
Allowance for loan losses	(4,059)			(3,596)
Total interest-earning assets less allowance for loan losses	390,522			317,998
Noninterest-earning assets	13,720			14,516
Total assets	$404,242			$332,514
Interest-bearing liabilities:
Regular savings accounts	$49,077	65	0.53%	$32,112	41	0.51%
NOW checking accounts	24,071	24	0.40	17,106	14	0.32
Money market accounts	53,720	58	0.43	50,719	76	0.60
Certificates of deposit	145,864	423	1.16	119,681	402	1.34
Total interest-bearing deposits	272,733	569	0.84	219,618	533	0.97
Short-term borrowings	3,478	4	0.34	5,181	13	1.04
Long-term debt	41,348	124	1.19	26,870	107	1.58
Total interest-bearing liabilities	317,559	697	0.88%	251,669	653	1.03%
Noninterest-bearing demand deposits	42,449			35,428
Other noninterest-bearing liabilities	1,910			1,426
Total liabilities	361,918			288,523
Stockholders’ equity	42,324			43,991
Total liabilities and stockholders’ equity	$404,242			$332,514
Net interest income		$3,561			$2,879
Net interest rate spread (2)			3.45%			3.34%
Net interest-earning assets (3)	$77,022			$69,925
Net interest margin (4)			3.62%			3.56%
Average total interest-earning assets to average total interest-bearing liabilities	124.25%			127.78%

(1)	Ratios for the three month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
	Increase (Decrease) Due to		Total Increase (Decrease)
(In thousands)	Volume	Rate
Interest-earning assets:
Short-term investments	$(3)	$1	$(2)
Debt securities:
Taxable	(32)	(19)	(51)
Tax-exempt	(31)	6	(25)
Total loans and loans held for sale	1,007	(203)	804
FHLB stock	—	—	—
Total interest-earning assets	941	(215)	726

Interest-bearing liabilities:
Regular savings	22	1	23
NOW checking	6	4	10
Money market	5	(23)	(18)
Certificates of deposit	81	(60)	21
Total interest-bearing deposits	114	(78)	36
Short-term borrowings	(3)	(6)	(9)
Long-term debt	32	(15)	17
Total interest-bearing liabilities	143	(99)	44

Increase (decrease) in net interest income	$798	$(116)	$682

Provision for Loan Losses and Analysis of Loan Loss Experience.  The provision for loan losses was $150 thousand for the three month period ended September 30, 2013 compared to $150 thousand for the three months ended September 30, 2012. Growth in the portfolio of lower-risk residential loans during the period, in combination with a reduction in specific reserves has resulted in a lower ratio of the allowance for loan losses to total loans as of September 30, 2013 compared with the prior year.  The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	September 30,
(Dollars in thousands)	2013	2012
Balance at beginning of period	$4,008	$3,550
Provision for loan losses	150	150
Charge-offs:
Real estate loans:
Residential	—	—
Commercial	—	—
Construction	—	—
Commercial loans	—	—
Consumer loans	—	(7)
Total charge-offs	—	(7)
Recoveries	—	1
Net charge-offs	—	(6)

Balance at end of period	$4,158	$3,694
Allowance for loan losses to nonperforming loans at end of period	79.29%	80.49%
Allowance for loan losses to total loans at end of period	1.15%	1.36%
Net charge-offs to average loans outstanding during the period	0.00%	0.00%

Noninterest Income.  Noninterest income totaled $225 thousand, a decrease of $38 thousand, or 14.4%, as gains on the sales of securities decreased $52 thousand and income from mortgage banking activities decreased $52 thousand, partially offset by the increase in wealth management fees of $37 thousand and other customer service fees of $20 thousand.

Noninterest Expense.  Noninterest expense increased $499 thousand to $2.6 million during the three months ended September 30, 2013 from $2.1 million for the three months ended September 30, 2012.  Factors that contributed to the increase in noninterest expense during the 2013 period were increased salaries and employee benefits of $326 thousand, or 26.6%, primarily attributable to additional personnel supporting our residential and commercial lending operations and the cost of equity-based incentive compensation programs adopted in October 2012, which were not present in the period ending September 30, 2012. Advertising and marketing costs increased $124 thousand as compared to the 2012 quarter, primarily due to our recent re-branding campaign.

Income Taxes.  An income tax provision of $393 thousand was recorded during the quarter ended September 30, 2013 compared to a provision of $318 thousand in the comparable 2012 quarter.  The effective tax rate for the 2013 three-month period was 39.3%, compared with 37.2% for the 2012 three-month period, as fewer tax-preference items were available to the Bank in 2013, compared to 2012.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

Overview.  Net income for the nine months ended September 30, 2013 was $1.8 compared to net income of $418 thousand for the nine months ended September 30, 2012.  The $1.4 million increase was primarily due to recording a non-recurring $1.1 million after-tax expense associated with the funding of the Wellesley Bank Charitable Foundation in January 2012.  Net interest income increased $1.7 million to $10.1 million, while noninterest expense, exclusive of the Foundation contribution, increased $1.3 million, or 21.3%.

Net Interest Income.  Net interest income for the nine months ended September 30, 2013 increased $1.7 million, or 20.0%, as compared to the nine months ended September 30, 2012.  The increase in net interest income was primarily due to an increase in interest income of $1.8 million, or 17.5%, partially offset by an increase in interest expense of $124 thousand, or 6.5%, compared to the 2012 period.

Interest and dividend income increased from $10.4 million for the nine-month period ended September 30, 2012 to $12.2 million for the nine months ended September 30, 2013.  The average balance of interest-earning assets increased 23.6%, while the average rate earned on these assets decreased 22 basis points.  The decline in yield was offset by the improvement in interest income attributable to asset growth.  Interest and fees on loans increased $2.0 million or 21.4%, due to a 34.1% increase in the average balance of loans, partially offset by a 49 basis point decrease in the average rate received on loans.  Interest income from taxable securities decreased $156 thousand, or 27.9%, due to the 49 basis point decrease in the average rate earned on taxable securities to 1.72%, and a 7.1% decrease in the average balance of taxable securities, compared to the prior year period.

The increase in interest expense was primarily due to an increase in the average balance of long-term FHLB advances, which increased $22.5 million from $16.7 million to $39.2 million, partially offset by a decrease in rates paid on the advances of 92 basis points. The corresponding interest expense on long-term FHLB advances, as compared to the same nine-month period last year, increased by $103 thousand.  We experienced an increase in the average balance of interest-bearing deposits of 22.3% in the nine-month period ended September 30, 2013 compared to the same period in 2012, primarily among regular savings accounts and certificates of deposit.  The average rate paid on regular savings accounts increased 3 basis points while the average rate paid on certificates of deposit decreased by 17 basis points.  The average rates paid on all interest-bearing liabilities decreased by 17 basis points from the comparative nine-month period.  The decrease in the cost of deposits and borrowings was primarily due to the extended period of declining interest rates.

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

	For the Nine Months Ended September 30,
	2013			2012
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
Interest-earning assets:
Short-term investments	$13,390	$24	0.24%	$19,157	$36	0.24%
Certificates of deposit	403	1	0.42	436	2	0.61
Debt securities:
Taxable	31,386	403	1.72	33,800	559	2.21
Tax-exempt	5,059	138	3.64	7,960	199	3.34
Total loans and loans held for sale	324,078	11,600	4.79	241,694	9,554	5.28
FHLB stock	2,467	6	0.33	1,795	6	0.52
Total interest-earning assets	376,783	12,172	4.32%	304,842	10,356	4.54%
Allowance for loan losses	(3,961)			(3,515)
Total interest-earning assets less allowance for loan losses	372,822			301,327
Noninterest-earning assets	17,434			15,536
Total assets	$390,256			$316,863
Interest-bearing liabilities:
Regular savings accounts	$46,542	172	0.49%	$29,162	101	0.46%
NOW checking accounts	24,615	66	0.36	16,031	29	0.24
Money market accounts	54,664	171	0.42	51,561	228	0.59
Certificates of deposit	139,830	1,238	1.19	119,561	1,216	1.36
Total interest-bearing deposits	264,651	1,647	0.83	216,315	1,574	0.97
Short-term borrowings	1,897	4	0.29	6,693	56	1.13
Long-term debt	39,244	380	1.29	16,712	277	2.21
Total interest-bearing liabilities	305,792	2,031	0.89%	239,720	1,907	1.06%
Noninterest-bearing demand deposits	39,325			34,785
Other noninterest-bearing liabilities	2,090			1,123
Total liabilities	347,207			275,678
Stockholders’ equity	43,049			41,235
Total liabilities and stockholders’ equity	$390,256			$316,863
Net interest income		$10,141			$8,449
Net interest rate spread (2)			3.43%			3.48%
Net interest-earning assets (3)	$70,991			$65,122
Net interest margin (4)			3.60%			3.70%
Average total interest-earning assets to average total interest-bearing liabilities	123.22%			127.17%

(1)	Ratios for the nine month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
	Increase (Decrease) Due to		Total Increase (Decrease)
(In thousands)	Volume	Rate
Interest-earning assets:
Short-term investments	$(12)	$—	$(12)
Certificates of deposit	—	(1)	(1)
Debt securities:
Taxable	(37)	(119)	(156)
Tax-exempt	(81)	20	(61)
Total loans and loans held for sale	2,831	(785)	2,046
FHLB stock	2	(2)	—
Total interest-earning assets	2,703	(887)	1,816

Interest-bearing liabilities:
Regular savings	64	7	71
NOW checking	20	17	37
Money market	15	(72)	(57)
Certificates of deposit	182	(160)	22
Total interest-bearing deposits	281	(208)	73
Short-term borrowings	(26)	(26)	(52)
Long-term debt	254	(151)	103
Total interest-bearing liabilities	509	(385)	124

Increase (decrease) in net interest income	$2,194	$(502)	$1,692

Provision for Loan Losses and Analysis of Loan Loss Experience.  The provision for loan losses was $350 thousand for the nine months ended September 30, 2013 compared to $400 thousand for the nine months ended September 30, 2012.  The decrease in the provision reflects a reduction in the related specific reserves on certain nonaccrual loans along with improvements in qualitative factors evaluated in setting the provision.  Growth in the portfolio of lower-risk residential loans during the period, in combination with lower provisions, and a reduction in specific reserves has resulted in a lower ratio of the allowance for loan losses to total loans as of September 30, 2013, compared with the prior year. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2013	2012
Balance at beginning of period	$3,844	$3,396
Provision for loan losses	350	400
Charge-offs:
Real estate loans:
Residential	—	—
Commercial	—	—
Construction	—	—
Commercial loans	(36)	(100)
Consumer loans	—	(8)
Total charge-offs	(36)	(108)
Recoveries	—	6
Net charge-offs	(36)	(102)

Balance at end of period	$4,158	$3,694
Allowance for loan losses to nonperforming loans at end of period	79.29%	80.49%
Allowance for loan losses to total loans at end of period	1.15%	1.36%
Net charge-offs to average loans outstanding during the period	0.01%	0.05%

Noninterest Income.  Noninterest income totaled $697 thousand, an increase of $169 thousand, or 32.0%, as wealth management fees and the gains on the sales of securities increased $129 thousand and $52 thousand, respectively, from the comparable 2012 period. Income from mortgage banking activities in 2013 reflects the expansion of our residential mortgage origination and sales efforts during the past year.  In June 2013, we recorded a loss of $93 thousand on the early extinguishment of $2.0 million of long-term FHLB advances, and deferred an additional $70 thousand of early retirement penalties over the life of a new $1.5 million long-term advance.

Noninterest Expense.  Noninterest expense, exclusive of the $1.8 million pre-tax contribution to establish the Foundation, increased $1.3 million to $7.5 million during the nine months ended September 30, 2013 from $6.2 million for the nine months ended September 30, 2012.  Factors that contributed to the increase in noninterest expense during the 2013 period were increased salaries and employee benefits of $933 thousand, or 26.1%, primarily attributable to additional personnel supporting our branch operations, residential and commercial lending operations and costs associated with the equity-based incentive compensation program adopted in October, 2012.  Occupancy and equipment expense increased $100 thousand resulting from normal rent increases and additional rent and other expense associated with expanded office space.  Advertising expense totaled $208 thousand, an increase of $102 thousand compared to 2012, primarily as a result of our recent re-branding campaign and related advertising.

Income Taxes.  An income tax provision of $1.2 million was recorded during the nine months ended September 30, 2013 compared to a provision of $138 thousand in the comparable 2012 period. Pre-tax income in 2012 was substantially reduced by the $1.8 million contribution to the Foundation.  The effective tax rate for the 2013 nine-month period was 39.3%, compared with 24.8% for the 2012 nine-month period as tax preference items represented a higher percentage of pre-tax income in 2012.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits in other banks, and securities available for sale.  The level of these assets depends on our operating, financing, lending and investing activities during any given period.  At September 30, 2013, cash and cash equivalents, which include short-term investments, totaled $12.8 million.  Securities classified as available-for-sale, whose aggregate market value of $35.2 million exceeds cost, provide additional sources of liquidity.

At September 30, 2013, we had $40.5 million in long-term debt outstanding, represented entirely by FHLB advances. We also had $5.0 million of short-term borrowings represented entirely by advances from the FHLB with original maturities less than one year. These borrowings are primarily used to fund temporary liquidity needs due to the timing of loan closings. In addition, at September 30, 2013, we had the ability to borrow a total of $33.2 million in unused borrowing capacity from the FHLB.  At September 30, 2013, we also had the ability to borrow $16.7 million from the Co-operative Central Bank and $13.7 million from the Federal Reserve Bank under a collateralized borrowing program, none of which was outstanding at that date.

At September 30, 2013, we had $76.9 million in loan commitments outstanding, which included $37.6 million in unadvanced funds on construction loans, $19.5 million in unadvanced home equity lines of credit, $12.4 million in unadvanced commercial lines of credit, and $6.5 million in new loan originations.

Term certificates of deposit due within one year of September 30, 2013 amounted to $79.9 million, or 53.5% of total term certificates.  This total has increased $2.7 million from December 31, 2012. Balances of term certificates maturing in more than one year have increased $23.7 million.  Balances of term certificates that mature within one year reflect customer preferences for greater liquidity of personal funds, while longer-dated certificates reflect a willingness among customers to accept current interest rates for extended time periods.  If maturing deposits are not renewed, we will be required to seek other sources of funds, including new term certificates and other borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing funds.  Management believes, however, based on past experience that a significant portion of our term certificates will be renewed.  We have the ability to attract and retain deposits by adjusting the interest rates offered. Term certificates of deposit increased $13.1 million, partially attributable to deposit gathering activities through a national deposit funding source.

The Company is a separate legal entity from the Bank and will have to provide for its own liquidity to pay its operating expenses and other financial obligations.  The Company’s primary source of income will be dividends received from the Bank and earnings from investment of net proceeds from the offering retained by the Company.  Massachusetts banking law and FDIC regulations limit distributions of capital.  In addition, the Company is subject to policy of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality and overall financial condition.  Finally, in connection with its nonobjection to the conversion, the FDIC has required the Bank to commit that for the three-year period immediately following the closing of the conversion it will not make any distribution of capital to the Company, including cash dividends, except in accordance with FDIC on laws and regulations and as provided for in the business plan submitted with the conversion application without the prior approval of the Boston Area Office of the FDIC if such action would cause the Bank’s tier 1 leverage and total risk-based capital ratios to fall below 8.0% and 12.0%, respectively.  At September 30, 2013, the Company had $7.2 million of liquid assets as represented by cash and cash equivalents on an unconsolidated basis.

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks, including a risk-based capital measure.  The Company is also subject to similar capital requirements set by the Federal Reserve Board.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2013, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

We strive to manage our capital for maximum shareholder benefit.  The capital from our stock offering significantly increased our liquidity and capital resources.  Since the conversion, we have reduced, and will continue to reduce, this increased level of liquidity as net proceeds from the stock offering have been used for general corporate purposes, including the funding of lending activities.  Our financial condition and results of operations have also been enhanced by the additional capital from the offering, reflected in increased net interest-earning assets and net income.  However, the increase in equity resulting from the capital raised in the offering is expected to continue to have an adverse impact on our return on equity until the additional capital raised can be more effectively leveraged.  To help us better manage our capital, we may consider the use of such tools as common share repurchases and cash dividends as regulations permit.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For information about our loan commitments and unused lines of credit see Liquidity Management herein.

For the nine months ended September 30, 2013, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

At September 30, 2013, there have not been any material changes to the market risk disclosure from that contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Quantitative Aspects of Market Risk

We analyze our interest rate sensitivity position to manage the risk associated with interest rate movements through the use of interest income and equity simulations.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest sensitive.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or re-price within that time period.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income and equity simulations.  The simulations use projected repricing of assets and liabilities at September 30, 2013 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rates can have a significant impact on the simulations.  Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  Our asset sensitivity would be reduced if prepayments slow and would increase if prepayments accelerated.  While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects the estimated effects of changes in interest rates on the present value of our equity at September 30, 2013 and on our projected net interest income from September 30, 2013 through September 30, 2014.

		As of September 30, 2013			Over the Next 12 Months Ending September 30, 2014
		Present Value of Equity			Projected Net Interest Income
Basis Point (“bp”) Change in Rates		$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
		(Dollars in thousands)
300	bp	$49,036	$(7,382)	(13.08)%	$14,077	$41	0.29%
200		51,142	(5,276)	(9.35)	14,022	(14)	(0.10)
100		53,231	(3,187)	(5.65)	13,965	(71)	(0.51)
0		56,418	—	—	14,036	—	—
(100)		60,746	4,328	7.67	13,848	(188)	(1.34)

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

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 27, 2012. Except as set forth below, as of September 30, 2013, the risk factors of the Company have not changed materially from those disclosed in our Annual Report on Form 10-K.

The short-term and long-term impact of the changing regulatory capital requirements and new capital rules are uncertain.

In July 2013, the Office of the Comptroller of the Currency and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to the Bank and the Company. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for the Bank and the Company on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios.  The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also revises the rules for calculating risk-weighted assets to enhance their risk sensitivity. The final rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. As a result, under the new rules, if the Bank fails to maintain the buffer, the Company will be subject to limits, and possibly prohibitions, on its ability to obtain capital distributions from Bank. If the Company does not receive sufficient cash dividends from the Bank, then the Company may not have sufficient funds to pay dividends on its common stock, service its debt obligations, if any, or repurchase its common stock.  In addition, if the Bank fails to maintain the buffer, the Company may be limited in its ability to pay certain cash bonuses to its executive officers which may make it more difficult to retain key personnel.

The application of more stringent capital requirements for the Bank and the Company could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as limitations or prohibitions on the ability to pay dividends, repurchase shares or pay discretionary bonuses.  While we are continuing to review the impact of the new rules, there can be no assurance that they will not have a material impact on our business, financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs

July 1, 2013 through July 31, 2013	—	—	—	63,086
August 1, 2013 through August 31, 2013	—	—	—	63,086
September 1, 2013 through September 30, 2013	410	$17.27	410	62,676

Total	410	$17.27	410

(1)
On October 1, 2012, the Company’s Board of Directors approved the repurchase of up to 96,286 shares of the Company’s common stock. The repurchase plan will continue until it is completed or terminated by the Company’s Board of Directors.

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

101.1*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balances Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

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

WELLESLEY BANCORP, INC.

Dated: November 8, 2013	By:	/s/ Thomas J. Fontaine
Thomas J. Fontaine
President and Chief Executive Officer
(principal executive officer)

Dated: November 8, 2013	By:	/s/ Gary P. Culyer
Gary P. Culyer
Chief Financial Officer and Treasurer
(principal accounting and financial officer)