Form 10-K
period 2013-12-31
Wellesley Bancorp, Inc.
filed 2014-03-24
CIK 1526952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number:  001-35352

WELLESLEY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	45-3219901
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

47 Church Street, Wellesley, Massachusetts	02482
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:  (781) 235-2550

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the common stock held by non-affiliates as of June 28, 2013 was $35,142,572, based on a closing price of $17.97

As of March 12, 2014, the registrant had 2,454,465 shares of its common stock outstanding.

_________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2014 annual meeting of stockholders (Part III).

i

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

The Bank’s and the Company’s executive offices are located at 47 Church Street, Wellesley, Massachusetts 02482 and its telephone number is (781) 235-2550.

Our website address is www.wellesleybank.com.  Information on our website should not be considered a part of this document.

Wellesley Bank Charitable Foundation.  In connection with the Conversion, the Company established the Wellesley Bank Charitable Foundation (the “Foundation”) through the contribution of $225 thousand in cash and 157,477 shares of common stock.  The total contribution expense recognized by the Company in 2012 was $1.8 million pre-tax ($1.1 million after tax).  The Foundation will make grants and donations to support charitable purposes within the communities served, currently or in the future, by the Company.

Market Area

We conduct our operations from our executive offices, three full-service branch offices located in Wellesley, Massachusetts, a community within the greater Boston metropolitan area, and one full-service branch office located in Boston.  Our primary lending market is defined by our Community Reinvestment Act assessment area, and includes the communities of Wellesley, Dover and Needham in Norfolk County, the communities of Natick, Newton, Cambridge and Weston in Middlesex County and portions of the city of Boston in Suffolk County.  Due to our locations in and around Boston, our primary market area benefits from the presence of numerous institutions of higher learning, medical care and research centers and the corporate headquarters of several investment and financial services companies.  The greater Boston metropolitan area also has many life science and high technology companies employing personnel with specialized skills.  These factors affect the economic vitality of the region and impact the demand for residential homes, residential construction, office buildings, shopping centers, and other commercial properties in our market area.

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

Competition

We face significant competition for deposits and loans.  Our most direct competition for deposits has historically come from the financial institutions operating in our primary market area and from other financial service companies such as securities brokerage firms, credit unions and insurance companies.  We also face competition for investors’ funds from money market funds and mutual funds.   At June 30, 2013, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held 1.53% of the deposits in Norfolk County, which was the 16th largest market share among the 48 financial institutions with offices in Norfolk County.  At June 30, 2013, we also held 13.59% of the deposits in the town of Wellesley, which was the third largest market share among the 16 financial institutions with offices in Wellesley.  Some of the banks owned by large national and regional holding companies, and other community-based banks that also operate in our primary market area are larger than we are and, therefore, may have greater resources or offer a broader range of products and services.

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

Lending Activities

Residential Mortgage Loans.  The largest segment of our loan portfolio is mortgage loans, which enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner.  At December 31, 2013, residential mortgage loans were $181.7 million, or 46.8%, of our total loan portfolio, consisting of $21.1 million and $160.6 million of fixed-rate and adjustable-rate loans, respectively.  We offer fixed-rate and adjustable-rate residential mortgage loans with terms up to 30 years.  Generally, our fixed-rate loans conform to Fannie Mae and Freddie Mac underwriting guidelines and are originated with the intention to sell.  Our adjustable-rate mortgage loans generally adjust every three years after an initial fixed period that ranges from three to ten years.  Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a specified percentage above the three year U.S. Treasury index.  Depending on the loan type, the maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate caps range from 5% to 6% over the initial interest rate of the loan.  Our adjustable-rate loans generally have prepayment penalties.

Borrower demand for adjustable-rate compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, the ability of borrowers to qualify for longer-term fixed-rate loans under regulatory guidelines, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest rates and loan fees for adjustable-rate loans.  The relative amount of fixed-rate and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment.  The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

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

We will make loans with loan-to-value ratios up to 90% (occasionally to 95% for first time home buyers and other qualified borrowers on an exception basis); however, we generally require private mortgage insurance for loans with a loan-to-value ratio over 90%.  We require all properties securing mortgage loans in excess of $250 thousand to be appraised by a licensed real estate appraiser.  We generally require title insurance on all first mortgage loans.  Exceptions to these lending policies are based on an evaluation of credit risk related to the borrower and the size of the loan.  Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

In an effort to provide financing for first-time buyers, we offer adjustable-rate and fixed-rate loan programs.  We offer mortgage loans through this program to qualified individuals and originate the loans using modified underwriting guidelines, reduced interest rates, modified loan conditions and reduced closing costs.

Commercial Real Estate Loans.  We also offer fixed-rate and adjustable-rate mortgage loans secured by commercial real estate, including loans secured by multi-family real estate.  At December 31, 2013, commercial real estate loans were $82.4 million, or 21.2%, of our total loan portfolio, inclusive of $4.0 million in multi-family real estate loans.  The commercial real estate loan portfolio consisted of $20.6 million in fixed-rate loans and $61.8 million in adjustable-rate loans at December 31, 2013.  Our primary focus is individual commercial real estate loan originations to small- and mid-size owner occupants and investors in amounts between $1.0 million and $5.0 million.  Due to loan amortizations and lower than targeted size originations, the average size for loans in this portfolio was $660 thousand at December 31, 2013.  Our commercial real estate and multi-family loans are generally secured by properties used for business purposes such as office buildings, warehouses, retail facilities and apartment buildings.  In addition to originating these loans, we also occasionally participate in commercial real estate loans with other financial institutions located primarily in Massachusetts.

We originate fixed-rate and adjustable-rate commercial real estate and multi-family loans for terms up to 25 years.  Interest rates and payments on our adjustable-rate loans generally adjust every three, five, seven or ten years and typically are adjusted to a rate equal to a specified percentage above the corresponding Federal Home Loan Bank Classic Advance borrowing rate.  Most of our adjustable-rate commercial real estate and multi-family loans adjust every five years and amortize over a 25 year term.  Since 2010, commercial real estate and multi-family loan originations are generally subject to an interest rate floor.  Loan amounts do not exceed 80% of the property’s appraised value at the time the loan is originated.

At December 31, 2013, our largest commercial real estate loan was for $3.9 million and was secured by a retail office building located in Boston, Massachusetts. At December 31, 2013, our largest multi-family real estate loan was for $2.8 million and was secured by an income producing property in Massachusetts. Both of these loans were performing according to its original repayment terms at December 31, 2013.

Construction Loans.  At December 31, 2013, construction loans were $80.1 million, or 20.6%, of our total loan portfolio.  We primarily originate construction loans to contractors and builders, and to a lesser extent, individuals, to finance the construction of residential dwellings.  We also make construction loans for commercial development projects, including small industrial buildings and retail and office buildings.  Our construction loans generally are fixed-rate, interest-only loans that provide for the payment of interest only during the construction phase, which usually ranges from 12 to 24 months.  The interest rates on our construction loans generally give consideration to the prime rate as published in the Wall Street Journal and market conditions.  Construction loans generally can be made with a maximum loan to value ratio of 80% of the appraised market value estimated upon completion of the project.  As appropriate to the underwriting and appraisal process, a “discounted cash flow analysis” is utilized.  Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser.  We also will require an inspection of the property before disbursement of funds during the term of the construction loan.  Generally, our construction loans do not provide for interest payments to be funded by interest reserves.

We lend to experienced local builders and our construction loans are primarily secured by properties located within a 25 mile radius of Wellesley, Massachusetts.  All borrowers are underwritten and evaluated for creditworthiness based on past experience, debt service ability, net worth analysis including available liquidity, and other credit factors.  We require personal guarantees on all construction loans.  Advances are only made following an inspection of the property confirming completion of the required progress on the project and an update to the title completed by a bank approved attorney.

Most of our loans for the construction of residential properties are for residences being built that have not been sold prior to commencement of construction (speculative loans).  At December 31, 2013, our construction loan portfolio consisted of $48.6 million, or 12.5% of our total loan portfolio, in loans that were secured by speculative residential loan projects, $22.9 million, or 5.9% of our loan portfolio, in loans that were secured by owner-occupied residential real estate, and $8.6 million, or 2.2% of our loan portfolio, in loans that were secured by speculative commercial loan projects.

At December 31, 2013, our largest outstanding construction loan relationship was for a speculative project aggregating $5.3 million, of which $3.7 million was outstanding.  This project is secured by a residential property, located in Boston, which is to be renovated and marketed as condominium units. This relationship was performing according to its original repayment terms at December 31, 2013.

Commercial Business Loans.  We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses.  At December 31, 2013, commercial business loans were $16.4 million, or 4.2% of our total loan portfolio.  Commercial lending products include term loans, revolving lines of credit and equipment loans.  Commercial business loans and lines of credit are made with either variable or fixed rates of interest.  Variable rates are based on the prime rate as published in The Wall Street Journal, plus a margin.  Fixed-rate business loans are generally priced by considering the prime rate and the comparable cost of funding, typically from published rates of the Federal Home Loan Bank of Boston.  Commercial business loans typically have shorter maturity terms and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral.  We focus our efforts on small- to medium-sized, privately-held companies with local or regional businesses that operate in our market area.  In addition, commercial business loans are generally made only to existing customers having a business or individual deposit account and new borrowers are required to establish appropriate deposit relationships with Wellesley Bank, if not already a depositor.

When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, primarily accounts receivable, inventory and equipment, and these loans are supported by personal guarantees.  At December 31, 2013, our largest commercial business loan was an $850 thousand loan. The loan is secured by all of the business assets of the company and is performing according to the original terms at December 31, 2013.  Our largest commercial line of credit was $2.0 million to a company and was secured by all business assets.  At December 31, 2013, the balance outstanding on this line of credit was $2.0 million.

Home Equity Lines of Credit.  We offer home equity lines of credit, which are generally secured by owner-occupied residences.  At December 31, 2013, home equity lines of credit were $27.1 million, or 7.0% of our total loan portfolio.  Home equity lines of credit have adjustable rates of interest with ten-year draws amortized over 15 years that are indexed to the Prime Rate as published by The Wall Street Journal and generally are subject to an interest rate floor.  Our home equity lines of credit generally have a monthly variable interest rate.  We offer home equity lines of credit with cumulative loan-to-value ratios generally up to 85%, when taking into account both the balance of the home equity loans and first mortgage loan.  We typically do not hold a first mortgage position on the homes that secure home equity lines of credit.

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

Other Consumer Loans.  We occasionally make fixed-rate second mortgage loans, automobile loans, loans secured by passbook or certificate accounts and overdraft loans.  At December 31, 2013, other consumer loans were $415 thousand or 0.1% of total loans.

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

Commercial Real Estate Loans.  Loans secured by commercial real estate, including multi-family real estate, generally have larger balances and involve a greater degree of risk than residential mortgage loans.  Of primary concern in commercial real estate lending is the feasibility and cash flow potential of the project and the borrower’s creditworthiness.  Payments on loans secured by income properties often depend on successful operation and management of the properties.  As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.  To monitor cash flows on income properties, we require borrowers and loan guarantors, where applicable, to provide annual financial statements on commercial real estate loans.  In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history, profitability and a certified appraisal documenting the value of the underlying property.  We require an environmental survey for commercial real estate loans.

Construction Loans.  Speculative construction financing of real estate properties is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.  Risk of loss on a speculative construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction.  During the construction phase, a number of factors could result in delays and cost overruns.  If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the development.  If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a project having a value which is insufficient to assure full repayment.  As a result of the foregoing, speculative construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest.  If we are forced to foreclose on a project before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.  Construction financing of owner occupied residential properties, while exhibiting some of the risks of speculative construction financing, is consider less risky as repayment of loan principal is generally a function of the borrower’s creditworthiness, and not typically based on the expected sale price of the property.

Commercial Business Loans.  Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself.  Further, certain collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

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

Loan Originations, Purchases and Sales.  Loan originations come from a number of sources.  The primary source of loan originations are our in-house loan originators, and to a lesser extent, local mortgage brokers, advertising, and referrals from customers.  We occasionally participate with other financial institutions in commercial real estate loan transactions.

Additionally, our current practice is generally (1) to sell to the secondary market newly originated 15-year or longer term conforming fixed-rate residential mortgage loans, and (2) to hold in our portfolio nonconforming loans, shorter-term fixed-rate loans and adjustable-rate loans.  Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management.  Generally, loans are sold to third parties with servicing released.  In addition, we may sell participation interests in commercial real estate loans to local financial institutions, primarily the portion of loans that exceed our borrowing limits or are in an amount that is considered prudent in concert with recognition of credit risk.

For the years ended December 31, 2013 and 2012, we originated loans totaling $218.1 million and $204.7 million, and sold $29.7 million and $25.4 million of loans, respectively, all of which were residential mortgage loans.  At December 31, 2013, we had no loans sold with recourse.

Loan Approval Procedures and Authority.  Our lending activities follow written, nondiscriminatory, underwriting standards and loan origination procedures established by our Board of Directors and management.  Loans in excess of $1.5 million must be authorized by a member of the Security Committee of the Board of Directors.

Loans-to-One Borrower Limit and Loan Category Concentration.  The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited by statute to 20% of our capital, which is defined under Massachusetts law as the sum of our capital stock, surplus account and undivided profits.  Obligations secured by a first lien residential mortgage are excluded from the total borrower obligations for purposes of this computation.  At December 31, 2013, our regulatory limit on loans-to-one borrower was approximately $7.4 million.  At that date, our largest single borrower lending relationship exclusive of one residential loan for $1.9 million consisted of one commercial mortgage for $2.3 million, one commercial term loan for $989 thousand, and a secured commercial line of credit, totaling $815 thousand. At December 31, 2013, the commercial line of credit was fully advanced. These loans were performing in accordance with its original repayment terms at December 31, 2013.

Loan Commitments.  We issue commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events.  Commitments to originate mortgage loans are legally binding agreements to lend to our customers.  Generally, our loan commitments expire after 60 days.

Investment Activities

We have legal authority to invest in various types of securities, including U.S. Treasury obligations, obligations of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank of Boston, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities.  We also are required to maintain an investment in Federal Home Loan Bank of Boston stock.  While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities through December 31, 2013.

At December 31, 2013, our investment portfolio consisted primarily of residential mortgage-backed securities issued by U.S. government agencies and government-sponsored enterprises, state and municipal bonds, SBA and asset-backed securities, and investment grade corporate bonds.

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

Deposit Accounts.  Deposits are attracted from within our market area based on reputation, and by advertising and other marketing efforts, and through the offering of a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and certificates of deposit.  In addition, we participate in a national market clearinghouse through which we offer competitively priced certificates of deposit to financial institutions and other corporate members of the clearinghouse. We do not currently utilize brokered deposits.  In addition to accounts for individuals, we also offer several commercial checking accounts designed for the businesses operating in our market area and strongly encourage commercial borrowers to utilize our commercial business deposit products.

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

Business Banking and Cash Management Services.  We offer a variety of deposit accounts designed for the businesses operating in our market area.  Our business banking deposit products include a commercial checking account and checking accounts specifically designed for small businesses.  We also offer remote capture products for business customers to meet their online banking needs.  Additionally, we offer a commercial NOW account with sweep features, automated clearinghouse (ACH) origination and money market accounts for businesses.  We are seeking to increase our commercial deposits through the offering of these types of cash management products.

Borrowings.  We may utilize advances from the Federal Home Loan Bank of Boston to supplement our supply of investable funds.  The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions.  As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met.  Advances are made under several different programs, each having its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.  At December 31, 2013, we had advances outstanding with the Federal Home Loan Bank of Boston totaling $52.5 million, of which, short-term advances, those with original maturities less than one year, totaled $9.0 million. At December 31, 2013, we had the ability to borrow a total of approximately $35.2 million in additional funds.  At December 31, 2013, we also had an available line of credit of $1.3 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily.  We had no overnight advances with the Federal Home Loan Bank on this date.  All of our borrowings from the Federal Home Loan Bank are secured by a blanket lien on residential real estate loans.

The Co-operative Central Bank borrowings for liquidity purposes are available to all cooperative member banks.  Loan advances will generally be made on an unsecured basis up to a limit of $5.0 million provided that the aggregate loan balance is less than 5% of total deposits of the member bank; the member bank’s primary capital ratio is in excess of 5%; the member bank meets the required CAMELS rating; and the quarterly and year-to-date net income before extraordinary items is positive.  At December 31, 2013, we had $5.0 million of unsecured borrowing capacity with the Co-operative Central Bank, none of which was outstanding.

At December 31, 2013, we also had the ability to borrower $13.3 million under a collateralized borrower in custody agreement with the Federal Reserve Bank of Boston, none of which was outstanding.  At December 31, 2013, the Company also had a $2.0 million unsecured line of credit with a correspondent bank, none of which was outstanding.

We formerly offered a program wherein securities sold under agreements to repurchase (“REPO”) were customer deposits that were invested overnight in mortgage-related securities.  For each of these predominantly commercial customers, a predetermined balance was established, and deposits in excess of that amount were transferred into the repurchase account from each customer’s checking account.  The next banking day, the funds were recredited to their individual checking account along with interest earned at market rates.  This program was eliminated in August 2012 and replaced with a NOW account based product with sweep features.  Substantially all customers utilizing the previous program have converted to the new product.  See “Management’s Discussions and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Borrowings.”

Personnel

As of December 31, 2013, we had 50 full-time employees and 10 part-time employees, none of whom is represented by a collective bargaining unit.  We believe our relationship with our employees is good.

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

Central Linden LLC.  Organized in 2010, Central Linden LLC is a Massachusetts limited liability company, formed for the purpose of holding, managing and selling foreclosed real estate.  Central Linden is currently inactive.

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

In particular, in 2013, the Federal Reserve Board, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  See “—Federal Regulations—Capital Requirements.”

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with extensive powers to implement and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings associations, among other things, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings associations with more than $10 billion in assets.  Banks and savings associations with $10 billion or less in assets will continue to be examined for compliance with federal consumer protection and fair lending laws by their applicable primary federal bank regulators.  The Dodd-Frank Act also weakens the federal preemption available for national banks and federal savings associations and gives state attorneys general certain authority to enforce applicable federal consumer protection laws.

The Dodd-Frank Act made many other changes in banking regulation.  Those include authorizing depository institutions, for the first time, to pay interest on business checking accounts, requiring originators of securitized loans to retain a percentage of the risk for transferred loans, establishing regulatory rate-setting for certain debit card interchange fees and establishing a number of reforms for mortgage originations.  The Dodd-Frank Act also broadened the base for Federal Deposit Insurance Corporation insurance assessments.  The Federal Deposit Insurance Corporation was required to promulgate rules revising its assessment system so that it is based on the average consolidated total assets less tangible equity capital of an insured institution instead of deposits.  That rule took effect April 1, 2011.  The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250 thousand per depositor, retroactive to January 1, 2008 and provided for noninterest bearing transaction accounts with unlimited deposit insurance through December 31, 2012.

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

Loans to a Bank’s Insiders.  Massachusetts banking laws prohibit any executive officer or director of a bank from borrowing or guaranteeing extensions of credit by such bank except for any of the following loans or extensions of credit with the approval of a majority of the Board of Directors: (i) loans or extension of credit, secured or unsecured, to an officer of the bank in an amount not exceeding $100 thousand; (ii) loans or extensions of credit intended or secured for educational purposes to an officer of the bank in an amount not exceeding $200 thousand; (iii) loans or extensions of credit secured by a mortgage on residential real estate to be occupied in whole or in part by the officer to whom the loan or extension of credit is made, in an amount not exceeding $750 thousand; and (iv) loans or extensions of credit to a director of the bank who is not also an officer of the bank in an amount permissible under the bank’s loan to one borrower limit.  No such loan or extension of credit may be granted with an interest rate or other terms that are preferential in comparison to loans granted to persons not affiliated with the bank.  Massachusetts banking guidance provides exceptions for the granting of an interest rate or other terms that are preferential, as long as the terms are granted in accordance with Federal regulations.  See “—Federal Regulations— Transactions with Affiliates and Loans to Insiders.”

Investment Activities.  In general, Massachusetts-chartered banks may invest in preferred and common stock of any corporation organized under the laws of the United States, or any state, provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4% of the bank’s deposits.  Federal law imposes additional restrictions on Wellesley Bank’s investment activities.  See “—Federal Regulations—Business and Investment Activities.”

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

In early July 2013, the Federal Reserve Board and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to Wellesley Bank (and Wellesley Bancorp if it has assets in excess of $500 million) will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Federal Insurance of Deposit Accounts.  Deposit accounts in Wellesley Bank are insured by the Federal Deposit Insurance Corporation’s Deposit Insurance Fund, generally up to a maximum of $250 thousand per separately insured depositor, pursuant to changes made permanent by the Dodd-Frank Act.   The Federal Deposit Insurance Corporation assesses insured depository institutions to maintain the Deposit Insurance Fund.  No institution may pay a dividend if in default of its deposit insurance assessment.

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

On February 7, 2011, as required by the Dodd-Frank Act, the Federal Deposit Insurance Corporation published a final rule to revise the deposit insurance assessment system.  The rule, which took effect April 1, 2011, changes the assessment base used for calculating deposit insurance assessments from deposits to total assets less tangible (Tier 1) capital.  Since the new base is larger than the previous base, the Federal Deposit Insurance Corporation also lowered assessment rates so that the rule would not significantly alter the total amount of revenue collected from the industry.  The range of adjusted assessment rates is now 2.5 to 45 basis points of the new assessment base.  The rule is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which are thought to have greater access to non-deposit funding.

In addition to Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, through the Federal Deposit Insurance Corporation, assessments for costs related to bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  During the calendar year ended December 31, 2013, Wellesley Bank paid $22 thousand in fees related to the FICO.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020.  In setting the assessments necessary to achieve the 1.35% ratio, the Federal Deposit Insurance Corporation is supposed to offset the effect of the increased ratio on insured institutions with assets of less than $10 billion.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation.  The Federal Deposit Insurance Corporation has recently exercised that discretion by establishing a long range fund ratio of 2.0%.

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

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts, primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts.  For 2014, the regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $89.0 million; a 10% reserve ratio is applied above $89.0 million.  The first $12.4 million of otherwise reservable balances are exempted from the reserve requirements.  The amounts are adjusted annually.  Wellesley Bank complies with the foregoing requirements.

Federal Home Loan Bank System. Wellesley Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of Boston, Wellesley Bank is required to acquire and hold a specified amount of shares of capital stock in the Federal Home Loan Bank of Boston.  As of December 31, 2013, Wellesley Bank was in compliance with this requirement.

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

The Federal Reserve Board has established capital requirements generally similar to the capital requirements for state member banks described above, for bank holding companies.  However, bank holding companies with total assets of less than $500 million, including Wellesley Bancorp, are exempt from these capital requirements except where the company (i) engages in significant non-banking activities; (ii) conducts significant off balance sheet activities or has a material amount of debt or equity securities outstanding registered with the Securities Exchange Commission.  The Federal Reserve Board has reserved the right to apply its requirements to bank holding companies of any size when required for supervisory purposes.  The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  In 2013, the Federal Reserve Board issued a final rule implementing new capital standards for all bank holding companies with $500 million or more in total consolidated assets.  See “—Federal Regulations—Capital Requirements.”

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

Federal Income Taxation

General.  We report our income on a calendar year basis using the accrual method of accounting.  The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.  Our federal income tax returns have not been audited in the most recent five year period.  For its 2013 fiscal year, Wellesley Bank’s maximum federal income tax rate was 34.0%.

Bad Debt Reserves.  For taxable years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve.  A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method.  The reserve for nonqualifying loans was computed using the experience method.  Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves.  Approximately $820 thousand of our accumulated bad debt reserves would not be recaptured into taxable income unless Wellesley Bank makes a “nondividend distribution” to Wellesley Bancorp as described below.

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

The amount of additional taxable income triggered by a nondividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.  Therefore, if Wellesley Bank makes a nondividend distribution to Wellesley Bancorp, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34.0% federal corporate income tax rate.  Wellesley Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

Financial institutions in Massachusetts file combined income tax returns with affiliated companies that are not security corporations.  The Massachusetts excise tax rate for cooperative banks is currently 9.0% of federal taxable income, adjusted for certain items.  Taxable income includes gross income as defined under the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except for those deductions relating to dividends received and income or franchise taxes imposed by a state or political subdivision.  Carryforwards and carrybacks of net operating losses and capital losses are not allowed.  Wellesley Bancorp’s state tax returns, as well as those of its subsidiaries, are not currently under audit.

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

Below is information regarding our executive officers who are not also directors.  Ages presented are as of December 31, 2013.

Gary P. Culyer has served as Senior Vice President and Chief Financial Officer of Wellesley Bank since August 2011.  Prior to joining Wellesley Bank, Mr. Culyer served as Executive Vice President and Chief Financial Officer of Dedham Institution for Savings in Dedham, Massachusetts from January 1986 to February 2011.  Mr. Culyer is a Certified Public Accountant.  Age 62.

Eloise C. Thibault serves as Vice President and Treasurer of Wellesley Bank and has been employed by Wellesley Bank since April 1990.  Ms. Thibault also serves as the Human Resources Manager at Wellesley Bank.  Age 56.

Item 1A.  Risk Factors

We make and hold in our portfolio construction loans, including speculative construction loans, which are considered to have greater credit risk than other types of residential loans.

We originate construction loans for residential properties and commercial real estate properties, including properties built on speculative, undeveloped property by builders and developers who have not identified a buyer for the completed residential or commercial real estate property at the time of loan origination.  At December 31, 2013, $80.1 million, or 20.6%, of our loan portfolio consisted of construction loans.  At this date, our construction loan portfolio consisted of $48.6 million, or 12.5% of our loan portfolio, in loans that were secured by residential real estate speculative loan projects, $22.9 million, or 5.9% of our loan portfolio, in loans that were secured by owner-occupied residential real estate, and $8.6 million, or 2.2% of our loan portfolio, in loans that were secured by commercial real estate speculative loan projects.  While construction lending is an important part of our business strategy, we expect the rate of growth in this portfolio to moderate from levels we have experienced in recent years.

Speculative construction lending involves additional risks when compared with construction financing of owner- occupied residential properties or permanent residential lending because funds are advanced upon the progress of the project, which is of uncertain value prior to its completion.  Because of the uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio.  This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.  These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest.  If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.  While we believe we have established adequate allowances in our financial statements to cover the credit risk of our construction loan portfolio, there can be no assurance that losses will not exceed our allowances, which could adversely impact our future earnings.

Our ability to continue to originate a significant amount of construction loans is dependent on the continued strength of the housing market in our market area.  Further, if we lost our relationship with several of our larger borrowers building in this area or there is a decline in the demand for new housing in this area, it could be expected that the demand for construction loans would decline and our net income would be adversely affected.

Our commercial lending exposes us to greater lending risks.

At December 31, 2013, $98.8 million, or 25.5%, of our loan portfolio consisted of commercial real estate and commercial business loans.  Commercial loans generally expose a lender to greater risk of nonpayment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans.  Also, many of our commercial borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.  Further, unlike residential mortgage loans or commercial real estate loans, commercial business loans may be secured by collateral other than real estate, the value of which may be more difficult to appraise, and may be more susceptible to fluctuation in value.

Our level of nonperforming loans and classified assets expose us to increased risk of loss.  Also, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

At December 31, 2013, loans that were internally classified as either special mention, substandard, doubtful or loss totaling $12.2 million, representing 3.2% of total loans. Included in the total of internally classified loans are nonperforming loans of $3.7 million, representing 0.98% of total loans.  If these loans do not perform according to their terms and the value of the collateral is insufficient to pay the remaining loan balance or if the economy and/or the real estate market weakens, we could experience loan losses or be required to record additional provisions to our allowance for loan losses, either of which could have a material adverse effect on our operating results.  Like all financial institutions, we maintain an allowance for loan losses at a level representing management’s best estimate of inherent losses in the portfolio based upon management’s evaluation of the portfolio’s collectibility as of the corresponding balance sheet date.  However, our allowance for loan losses may be insufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

At December 31, 2013, our allowance for loan losses totaled $4.2 million, which represented 1.09% of total loans and 112.5% of nonperforming loans.  Our regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to increase the allowance for loan losses by recognizing additional provisions for loan losses charged to income, or to charge off loans, which, net of any recoveries, would decrease the allowance for loan losses.  Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our operating results.

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and uneven, and unemployment levels remain high. Recovery by many businesses has been impaired by lower consumer spending. A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued elevated unemployment levels may result in higher than expected loan delinquencies, increases in our non-performing and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations. Our non-performing assets and troubled debt restructurings increased from $3.1 million at December 31, 2010 to $6.4 million at December 31, 2013. Reduction in problem assets has been slow, and the process has been exacerbated by the condition of some of the properties securing non-performing loans, the lengthy foreclosure process in Massachusetts and extended workout plans with certain borrowers. As we work through the resolution of these assets, continued economic problems may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy.

While there is not a single employer or industry in our market area on which a significant number of our customers are dependent, a substantial portion of our loan portfolio is comprised of loans secured by property located in the greater Boston metropolitan area. This makes us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy such as unemployment, recession, a catastrophic event or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income. Decreases in local real estate values caused by economic conditions or other events could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure.

Our residential mortgage loans and home equity lines of credit expose us to certain lending risks.

At December 31, 2013, $181.7 million, or 46.8%, of our loan portfolio consisted of residential mortgage loans and $27.1 million, or 7.0%, of our loan portfolio consisted of home equity lines of credit.  We intend to continue to emphasize and grow these types of lending, in particular residential mortgage lending.    Real estate values are susceptible to price volatility during changing economic conditions.  Declines in real estate values could cause some of our residential mortgage and home equity lines of credit to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Changes in interest rates may hurt our profits and asset values and our strategies for managing interest rate risk may not be effective.

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

In order to decrease interest rate risk, we utilize a variety of asset and liability management strategies such as increasing the amount of adjustable rate loans and short term investments, as well as using longer term Federal Home Loan Bank advances to fund a portion of our lending activities. In addition, we price longer term certificates of deposit at an attractive rate to extend the average term of our deposits. Due to market conditions and customer demand, these strategies may not be effective in decreasing our interest rate risk. In addition, our interest rate risk mitigation strategies may be influenced by regulatory guidance and directives. As a result, we may be required to take actions that, while mitigating our interest rate risk, may negatively impact our earnings.

Strong competition within our market area could reduce our profits and slow growth.

We face a high level of competition both in making loans and attracting deposits within our primary markets.  This competition may make it difficult for us to make new loans and may force us to offer lower loan rates and higher deposit rates.  Pricing competition for loans and deposits might result in our earning less on our loans and paying more on our deposits, which would reduce net interest income.  Competition also makes it more difficult to grow loans and deposits.  At June 30, 2013, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held 1.53% of the deposits in Norfolk County, which was the 16th largest market share among the 48 financial institutions with offices in Norfolk County.  At June 30, 2012, we also held 13.59% of the deposits in the town of Wellesley, which was the third largest market share among the 16 financial institutions with offices in Wellesley.  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our market area.

Our business strategy includes moderate growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We have experienced significant growth since our initial public offering in January 2012, and we expect growth to continue at a more moderate rate in the future, at levels commensurate with maintaining adequate regulatory capital.  Expected growth in our assets, our deposits and the scale of our operations, may come from organic growth or acquisitions.  We opened our fourth full service branch in Boston in the fourth quarter of 2013.  However, achieving our growth targets requires us to successfully execute our business strategies.  As a full-service community banking institution, our business strategies include continuing to expand our loan portfolio with more residential mortgage lending and larger commercial lending relationships, and increased emphasis on competitive deposit products, in particular business deposit and checking products.  Our ability to successfully grow and achieve our objectives will also depend on the continued availability of loan opportunities that meet our stringent underwriting standards.  If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business and prospects could be adversely affected.

The loss of our President and Chief Executive Officer could hurt our operations.

We rely heavily on our President and Chief Executive Officer, Thomas J. Fontaine.  The loss of Mr. Fontaine could have an adverse effect on us because, as a small community bank, Mr. Fontaine has more responsibility than would be typical at a larger financial institution with more employees.   Currently, we are party to a three-year employment contract with Mr. Fontaine.  In addition, we have bank-owned life insurance on Mr. Fontaine.

Regulation of the financial services industry is undergoing major changes, and we may be adversely affected by changes in laws and regulations.

In 2010 and 2011, in response to the financial crisis and recession that began in 2008, significant regulatory and legislative changes resulted in broad reform and increased regulation impacting financial institutions. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has created a significant shift in the way financial institutions operate. Additionally, the Dodd-Frank Act created the Consumer Financial Protection Bureau to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. However, institutions with less than $10.0 billion in assets will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators.  As required by the Dodd-Frank Act, the federal banking regulators have proposed new consolidated capital requirements that will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in Wellesley Bank that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008 and 2009. The full impact of the Dodd-Frank Act on our business and operations may not be known for years until final regulations implementing the statute are adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs. Any future legislative changes could have a material impact on our profitability, the value of assets held for investment or the value of collateral for loans. Future legislative changes could also require changes to business practices or force us to discontinue businesses and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.

As a result of the Dodd-Frank Act and recent rulemaking, we will become subject to more stringent capital requirements.

On July 9, 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of the ratio of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for Wellesley Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Under the new capital standards, to be well-capitalized, Wellesley Bank would be required to have a common equity to tier 1 capital ratio of 6.5% and a tier 1 capital ratio of 8.0%. We have conducted a pro forma analysis of the application of these new capital requirements as of December 31, 2013 and have determined that Wellesley Bank on a pro forma basis meets all of these new requirements, including the full 2.5% capital conservation buffer, as if these new requirements had been in effect on that date.

The application of more stringent capital requirements for Wellesley Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares. Specifically, beginning in 2016, Wellesley Bank’s ability to pay dividends will be limited if Wellesley Bank does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders.

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

As of December 31, 2013, our directors and executive officers, together with their associates, own 12.8% of Wellesley Bancorp’s outstanding shares of common stock.   In addition, our employee stock ownership plan owns 7.8% of our outstanding common stock.  As a result, approximately 20.6% of our outstanding shares are held by our directors and executive officers and our employee stock ownership plan.  The articles of incorporation and bylaws of Wellesley Bancorp contain supermajority voting provisions that require that the holders of at least 75% of Wellesley Bancorp’s outstanding shares of voting stock approve certain actions including, but not limited to, the amendment of certain provisions of Wellesley Bancorp’s articles of incorporation and bylaws.  If our directors and executive officers and benefit plans hold more than 25% of our outstanding common stock, the shares held by these individuals and benefit plans could be voted in a manner that would ensure that the 75% supermajority needed to approve such actions could not be attained.

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

We believe that the contribution carryforward related to the Wellesley Bank Charitable Foundation, in the amount of approximately $1.2 million at December 31, 2013, will be deductible for federal income tax purposes in future periods.  However, we may not have sufficient profits to be able to use the deduction fully.  If it is more likely than not that we will be unable to use the entire deduction, we will be required to establish a valuation allowance related to that portion of the deferred tax asset that is not deemed to be realizable.  The contribution carryforward expires on December 31, 2017.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

At December 31, 2013, we conducted business through our executive office and three full service branch offices located in Wellesley, Massachusetts and one full service branch office in Boston.  We own our Central Street branch office.  We lease our Church Street executive office (subject to a renewable lease that expires in 2018), our Linden Street branch office (subject to a lease that expires in 2022), our Washington Street branch office (subject to a lease that expires in 2021, subject to renewal options that could extend through 2031), and our Boston branch office (subject to a lease that expires in 2023, options that could extend through 2033).  At December 31, 2013, the total net book value of our land, buildings, furniture, fixtures and equipment was $3.8 million.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity and Related Stockholder Matters

The Wellesley Bancorp’s common stock is listed on the Nasdaq Capital Market under the trading symbol “WEBK.”  The following table sets forth the high and low sales prices of the common stock and dividends paid per share for the years ended December 31, 2012 and 2013.  Wellesley Bancorp’s common stock commenced trading on the Nasdaq Capital Market on January 26, 2012.

	High	Low	Dividends Paid Per Share
Year Ended December 31, 2013:
Fourth Quarter	$20.45	$17.03	--
Third Quarter	18.00	16.98	--
Second Quarter	18.25	15.60	--
First Quarter	15.99	14.90	--

	High	Low	Dividends Paid Per Share
Year Ended December 31, 2012:
Fourth Quarter	$15.90	$14.38	--
Third Quarter	15.40	14.00	--
Second Quarter	15.20	12.42	--
First Quarter	13.25	11.45	--

As of March 12, 2014, there were approximately 348 holders of record of the Company’s common stock.  We believe the number of beneficial owners of our common stock is greater than the number of record holders because a large amount of our common stock is held of record through brokerage firms in “street name.”

Issuer Purchases of Equity Securities

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2013.  The Company announced a stock repurchase program on October 31, 2012.  Under the stock repurchase program, the Company is authorized to repurchase up to 96,286 shares, or approximately 4.0%, of the Company’s outstanding common stock.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 through October 31, 2013	1,310	$17.52	1,310	61,366
November 1 through November 30, 2013	2,496	17.88	2,496	58,870
December 1 through December 31, 2013	3,119	17.90	3,119	55,751
Total	6,925		6,925

Our board of directors may consider adopting a policy of paying cash dividends.  We cannot guarantee that we will pay dividends or that, if paid, we will not reduce or eliminate dividends in the future.

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

Item 6.  Selected Financial Data

The summary consolidated financial information presented below is derived in part from our audited consolidated financial statements.  The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes beginning on page F-1.  The information at December 31, 2013 and 2012 and for the years then ended is derived in part from the audited consolidated financial statements of Wellesley Bancorp that appear elsewhere in this Annual Report on Form 10-K.

	At December 31,
(In thousands)	2013	2012	2011	2010	2009
Selected Financial Condition Data:
Total assets	$458,520	$376,048	$303,148	$262,002	$245,829
Cash and short-term investments	19,067	18,218	33,524	18,397	9,370
Securities available for sale	36,672	39,256	36,088	25,565	28,188
Loans held for sale	825	9,130	--	--	--
Loans receivable, net	383,718	294,091	221,877	204,117	184,370
Deposits	357,518	298,059	245,246	222,436	195,625
Stock subscriptions	--	--	19,666	--	--
Short-term borrowings	9,000	--	7,059	5,804	6,270
Long-term debt	43,500	31,500	7,500	12,500	24,500
Total equity/surplus	46,789	44,971	22,731	20,408	18,303

	Years Ended December 31,
(In thousands)	2013	2012	2011	2010	2009
Operating Data:
Interest and dividend income	$16,660	$14,120	$12,964	$13,337	$13,382
Interest expense	2,785	2,578	2,703	3,379	5,553
Net interest income	13,875	11,542	10,261	9,958	7,829
Provision for loan losses	500	550	900	1,100	300
Net interest income, after provision for loan losses	13,375	10,992	9,361	8,858	7,529
Noninterest income	949	930	497	548	258
Noninterest expenses (1)	10,699	10,299	6,713	5,995	5,945
Income before income taxes	3,625	1,623	3,145	3,411	1,842
Provision for income taxes	1,405	524	1,140	1,258	697
Net income	$2,220	$1,099	$2,005	$2,153	$1,145

	At or For the Years Ended December 31,
	2013	2012	2011	2010	2009
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.55%	0.33%	0.74%	0.84%	0.45%
Return on average equity	5.09	2.61	9.39	11.17	6.50
Interest rate spread (2)	3.37	3.41	3.74	3.83	2.84
Net interest margin (3)	3.54	3.63	3.94	4.07	3.21
Noninterest expense to average assets	2.66	3.14	2.49	2.35	2.36
Efficiency ratio (4)	72.17	83.23	62.50	57.51	73.51
Average interest-earning assets to average interest-bearing liabilities	123.91	127.26	119.74	117.70	116.14
Average equity to average total assets	10.84	12.82	7.90	7.56	6.99
Basic and diluted income per share (5)	$0.97	N/A	N/A	N/A	N/A
Dividends per share (5)	N/A	N/A	N/A	N/A	N/A
Dividend payout ratio (5)	N/A	N/A	N/A	N/A	N/A

Asset Quality Ratios:
Nonperforming loans to total assets	0.82%	0.93%	2.27%	0.77%	0.29%
Nonperforming loans to total loans	0.98	1.18	3.06	0.97	0.38
Allowance for loan losses to nonperforming loans	112.50	109.52	49.25	133.96	292.20
Allowance for loan losses to total loans	1.09	1.29	1.51	1.30	1.10
Net charge-offs to average loans outstanding during the period	0.04	0.04	0.09	0.24	0.15

Capital Ratios:
Total capital to risk-weighted assets (6)	12.10%	13.95%	11.91%	11.90%	11.86%
Tier 1 capital to risk-weighted assets (6)	10.87	12.69	10.65	10.64	10.63
Tier 1 capital to total average assets (6),(7)	8.31	9.25	7.81	7.74	7.00

Other Data:
Number of full service offices	4	3	2	2	2

(1)
Noninterest expense in 2012 includes the charitable contribution pre-tax expense of $1.8 million related to the Company’s contribution of stock and cash to the Wellesley Bank Charitable Foundation in connection with the Conversion.

(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(3)	Represents net interest income as a percent of average interest-earning assets.
(4)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities and loss on the early extinguishment of debt.
(5)
As of December 31, 2011, the conversion to a stock form of organization had not been completed and shares had not been issued.  The conversion was completed on January 25, 2012.  Accordingly, as shares were not outstanding for the entire year, no earnings per share information is presented for the year ended December 31, 2012.

(6)	Capital ratios reflect the Bank-only capital position for all periods presented as the Company is not currently subject to regulatory capital requirements.
(7)	Average assets represent average assets for the most recent quarter within the respective period.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Income.  Our primary source of income is net interest income.  Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings.  Other sources of income include earnings from customer service fees (mostly from service charges on deposit accounts), bank-owned life insurance, fees from investment management services, income from mortgage banking activities and gains on the sale of securities.

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

Salaries and employee benefits consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits.  We recognize annual employee compensation expenses stemming from our Employee Stock Ownership Plan (“ESOP”) and our equity incentive plan.  The actual amount of stock-related compensation and benefit expenses related to the ESOP is based on the fair market value of the shares of common stock at specific points in the future.

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

Data processing expense represents the fees associated with all business applications we pay to third parties for the use of their software for recording and managing deposit accounts, loan accounts, investment securities, general ledger, payroll and administrative functions within the organization. Included in this category are primary contracts with vendors, service and maintenance agreements in support of these functions.

Federal deposit insurance premiums are payments we make to the Federal Deposit Insurance Corporation for insurance of our deposit accounts.

Advertising and marketing expense includes costs associated with design and delivery of promotional material through a variety of media related to products and services we make available to our customers.

Our contribution to the charitable foundation in connection with the Bank’s stock conversion was an additional operating expense that reduced net income during the first quarter of 2012.  The contribution to the foundation resulted in a $1.8 million pre-tax, or $1.1 million after tax, expense in the first quarter of 2012.  This expense will not be a recurring expense.

Other expenses include expenses for professional services, office supplies, postage, telephone, insurance and other miscellaneous operating expenses.

Business Strategy

Our primary objective is to operate and grow a profitable community-oriented financial institution serving customers in our primary market areas.  We have sought to achieve this through the adoption of a business strategy designed to maintain a strong capital position and high asset quality.  Our operating strategy includes the following:

Increasing our deposit market share within our primary markets in eastern Massachusetts.   Since its inception in 1911, Wellesley Bank has primarily served the town of Wellesley, Massachusetts and the immediate surrounding communities.  Despite considerable competition from larger financial institutions with greater resources than Wellesley Bank, we have made significant progress in recent years to increase our market presence in the town of Wellesley and in the greater Boston metropolitan area.  Our deposits have increased $59.5 million, or 19.9%, from $298.1 million at December 31, 2012 to $357.5 million at December 31, 2013.  At June 30, 2013 (latest available), we had 13.59% of the deposits in the town of Wellesley, which represented the third largest market share out of 16 financial institutions with branches in the town of Wellesley.  We believe the Wellesley market area will continue to provide us opportunities for growth.  We have recently expanded our market presence into Boston through our new Boston office that opened in November 2013.

Continuing to emphasize our commercial real estate lending, commercial business lending, and construction lending, as well as increasing our commercial business depository relationships in our market area.   We have worked to increase our commercial relationships by diversifying our loan portfolio beyond residential mortgage loans and offering business deposit and checking products.  Since December 31, 2012, our commercial real estate, construction and commercial business loan portfolio has increased $34.8 million, or 24.2%, and at December 31, 2013 was 46.1% of our total loan portfolio.  In connection with the increase in our commercial business loan portfolio, we also have focused on providing a full banking relationship and, as a result, experienced an increase in our business deposit and checking accounts.  Since December 31, 2012, our business deposit and checking accounts increased $9.9 million, or 19.5%, of which, $1.7 million was attributable to a revised sweep account program.  At December 31, 2013, business deposit and checking accounts represented 16.7% of our total deposits.  In addition, we will continue to expand and develop our cash management products, and on-line and mobile banking solutions to better serve our commercial customers.

Increasing our residential mortgage lending in our market area.  We believe there are opportunities to increase our residential mortgage lending in our market areas.  The town of Wellesley and its surrounding communities has a sound economy and was not as negatively affected by the recent recession as other regions of the United States.  As a result, the demand for residential mortgage loans in our market area, in particular larger “jumbo” loans, has not been significantly impacted by the downturn in the economy.  Since early in 2012, we have hired two additional residential mortgage lenders to complement our existing residential mortgage lending operations, and have expanded our lending territory to include sections of Boston in Suffolk County and Cambridge in Middlesex County.  We believe this provides additional lending opportunities and further diversifies our residential loan portfolio.

Continuing conservative underwriting practices while maintaining a high quality loan portfolio. We believe that strong asset quality is a key to long-term financial success.  We have sought to maintain a high level of asset quality and manageable credit risk by using conservative underwriting standards and by diligent monitoring and collection efforts.  Nonperforming loans increased from $3.5 million at December 31, 2012 to $3.7 million at December 31, 2013.  At December 31, 2013, nonperforming loans were 0.98% of the total loan portfolio and 0.82% of total assets.  The increase in nonperforming loans is the result of the addition of two residential properties and one home equity line of credit partially offset by the payoff of certain troubled residential and commercial relationships. We intend to increase our commercial real estate, construction and commercial business lending, we intend to continue our philosophy of managing large loan exposures through conservative loan underwriting and sound credit administration standards.

Seeking to enhance fee income by growing investment advisory services.  Our profits rely heavily on the spread between the interest earned on loans and securities and interest paid on deposits and borrowings.  In order to decrease our reliance on net interest income, we have pursued initiatives to increase noninterest income.  In particular, we offer a full array of investment advisory services for individuals, nonprofits, institutions, endowments, and other registered investment advisors through our wholly-owned subsidiary, Wellesley Investment Partners, LLC, a registered investment advisor.  Investment management fees relating to our investment advisory services totaled $391 thousand, $231 thousand and $109 thousand for the years ended December 31, 2013, 2012 and 2011, respectively. We have recently hired a director and wealth adviser to attract and support client relationships in our subsidiary, Wellesley Investment Partners, as we intend to grow and develop this aspect of our business.

Emphasizing lower cost core deposits and accessing a wider network of funding sources to maintain low funding costs.  We seek to increase net interest income by controlling costs of funding.  Over the past several years, we have sought to reduce our dependence on traditional higher cost certificates of deposits in favor of stable lower cost demand deposits.  We have utilized additional product offerings, technology and a focus on customer service in working toward this goal.  In addition, we intend to seek demand deposits by growing commercial banking relationships.  Core deposits (demand, NOW, money market and savings accounts) comprised 55.4% of our total deposits at December 31, 2013, as compared to 54.3% at December 31, 2012. In 2013, we began participating in a national market clearinghouse for placing competitively priced certificates of deposits with financial institutions, nonprofits and other corporate participants.  National market certificates of deposit are often less costly funds than local market retail certificates, and may provide access to a wider range of maturities than retail funds.  In addition, we have expanded our use of borrowings from the Federal Home Loan Bank of Boston (“FHLB”) to provide funds in support of commercial loans and short-term liquidity needs at relatively lower cost than retail deposits. Balances of FHLB advances have grown $21.0 million to $52.5 million at December 31, 2013.

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

Deferred Tax Assets.  Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  Management reviews deferred tax assets on a quarterly basis to identify any uncertainties pertaining to realization of such assets.  In determining whether a valuation allowance is required against deferred tax assets, management assesses historical and forecasted operating results, including a review of eligible carryforward periods, tax planning opportunities and other relevant considerations.  We believe the accounting estimate related to the valuation allowance is a critical estimate because the underlying assumptions can change from period to period.  For example, tax law changes or variances in future projected operating performance could result in a change in the valuation allowance.  An increase in statutory tax rates, if enacted, could cause a material increase in the amount of taxes we might owe and would be reflected as a reduction in our deferred tax asset and an immediate charge against earnings in the period enacted. Should actual factors and conditions differ materially from those used by management, the actual realization of net deferred tax assets could differ materially from the amounts recorded in the financial statements.  If we were not able to realize all or part of our deferred tax assets in the future, an adjustment to the related valuation allowance would be charged to income tax expense in the period such determination was made and could have a negative impact on earnings.  In addition, if actual factors and conditions differ materially from those used by management, we could incur penalties and interest imposed by taxing authorities.

Balance Sheet Analysis

General.  Total assets increased $82.4 million, or 21.9%, from $376.0 million at December 31, 2012 to $458.5 million at December 31, 2013.  Total assets increased primarily due to an increase in net loans of $89.6 million, or 30.5%, while loans held for sale decreased $8.3 million.  Securities available for sale decreased $2.6 million to $36.7 million, primarily due to funding loan growth.

Loans.  Net loans increased $89.6 million, or 30.5%, from $294.1 million at December 31, 2012 to $383.7 million at December 31, 2013.  The increase in loans was due primarily to an increase of $51.2 million, or 39.2%, in residential real estate loans.  We have expanded our residential lending activity through the addition of commissioned loan originators, and the expansion of our CRA assessment area.  Adjustable-rate residential mortgage loans increased $49.6 million, or 44.6%, to $160.6 million while fixed-rate residential loans increased $1.6 million, or 8.1%, and ended the year at $21.1 million.  We continue to sell conforming longer-term fixed-rate residential loans that we have originated, while retaining adjustable-rate mortgages in portfolio.  For the years ending December 31, 2013 and 2012, loans sold to investors totaled $29.7 million and $25.4 million, respectively.  Commercial real estate loans increased $2.2 million, or 2.7%, to $82.4 million, and construction loans increased $31.9 million, or 66.3% to $80.1 million.  The increase in commercial real estate loans and construction loans reflects our continued emphasis on originating these types of loans and increased loan demand, especially in the residential construction markets.  Permanent construction loans, or those loans financing construction of owner-occupied residential properties, total $22.9 million at December 31, 2013, while speculative construction loans on residential properties, representing loans to builders, totaled $48.6 million at December 31, 2013.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2013		2012		2011
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential mortgage	$181,719	46.82%	$130,565	43.78%	$80,226	35.56%
Commercial real estate	82,367	21.22	80,200	26.89	71,880	31.86
Construction	80,103	20.64	48,158	16.15	39,267	17.40
Total real estate loans	344,189	88.68	258,923	86.82	191,373	84.82

Commercial loans	16,430	4.23	15,725	5.28	13,262	5.88
Consumer loans:
Home equity lines of credit	27,092	6.98	23,111	7.75	20,463	9.07
Other	415	0.11	455	0.15	512	0.23
Total loans	388,126	100.00%	298,214	100.00%	225,610	100.00%
Less:
Deferred loan origination fees, net	(195)		(279)		(381)
Allowance for loan losses	(4,213)		(3,844)		(3,396)
Net loans	$383,718		$294,091		$221,833

	At December 31,
	2010		2009
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
Residential mortgage	$72,890	35.18%	$73,443	39.32%
Commercial real estate	53,907	26.02	49,911	26.72
Construction	40,770	19.68	31,223	16.71
Total real estate loans	167,567	80.88	154,577	82.75

Commercial loans	14,905	7.20	13,880	7.43
Consumer loans:
Home equity lines of credit	24,198	11.68	17,805	9.53
Other	503	0.24	539	0.29
Total loans	207,173	100.00%	186,801	100.00%
Less:
Deferred loan origination fees, net	(366)		(371)
Allowance for loan losses	(2,690)		(2,060)
Net loans	$204,117		$184,370

Loan Maturity.  The following table sets forth certain information at December 31, 2013 regarding scheduled contractual maturities.  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  The amounts shown below exclude net deferred loan fees.

	December 31, 2013
(In thousands)	Residential Mortgage Loans	Commercial Real Estate Loans	Construction Loans	Commercial Loans	Consumer Loans	Total Loans
Amounts due in:
One year or less	$858	$7,486	$58,174	$8,192	$2,772	$77,482
More than one year to five years	38	837	18,215	5,213	8,507	32,810
More than five years	180,823	74,044	3,714	3,025	16,228	277,834
Total	$181,719	$82,367	$80,103	$16,430	$27,507	$388,126

Fixed vs. Adjustable Rate Loans.  The following table sets forth the dollar amount of all scheduled maturities of loans at December 31, 2013 that are due after December 31, 2014 and have either fixed interest rates or adjustable interest rates.  The amounts shown below exclude net deferred loan fees.

(In thousands)	Fixed Rates	Floating or Adjustable Rates	Total
Real estate loans:
Residential mortgage	$19,271	$161,590	$180,861
Commercial real estate	7,158	67,723	74,881
Construction	18,215	3,714	21,929
Commercial loans	836	7,402	8,238
Consumer loans	21	24,714	24,735
Total	$45,501	$265,143	$310,644

Securities.  Our securities portfolio consists primarily of residential mortgage-backed securities issued by U.S. government agencies and government sponsored enterprises, corporate debt securities and municipal bonds.  Securities available for sale decreased by $2.6 million, or 6.6%, in the year ended December 31, 2013 reflective of the use of funds from maturing securities and prepayments of mortgage-backed securities to support loan growth.  Securities available for sale increased by $3.2 million, or 8.8%, to $39.3 million in the year ended December 31, 2012 primarily due to the purchase of additional securities resulting from excess liquidity.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2013		2012		2011
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Residential mortgage-backed securities:
Government National Mortgage Association	$7,673	$7,831	$9,235	$9,546	$10,861	$11,126
Government-sponsored enterprises	9,622	9,682	10,841	11,213	10,627	10,866
SBA and other asset-backed securities	5,089	5,014	3,988	4,127	2,402	2,507
State and municipal bonds	4,025	4,120	5,604	5,963	7,815	8,246
Government-sponsored enterprise obligations	2,060	2,014	2,105	2,115	2,349	2,364
Corporate bonds	7,932	8,011	6,186	6,292	999	979
Total securities available for sale	$36,401	$36,672	$37,959	$39,256	$35,053	$36,088

At December 31, 2013, we had no investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government) that had an aggregate book value in excess of 10% of equity.

The following table sets forth the stated maturities and weighted average yields of debt securities at December 31, 2013.  Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis.  Certain mortgage related securities have adjustable interest rates and will reprice annually within the various maturity ranges.  These repricing schedules, as well as monthly principal payments on mortgage- and asset-backed securities, are not reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Residential mortgage- backed securities:
Government National Mortgage Association	$--	--%	$--	--%	$--	--%	$7,673	1.59%	$7,673	1.59%
Government-sponsored enterprises	--	--	--	--	654	0.66	8,968	2.21	9,622	2.10
SBA and other asset-backed securities	--	--	--	--	1,150	1.40	3,939	2.67	5,089	2.39
State and municipal bonds	255	0.95	1,083	3.70	1,869	3.87	818	3.97	4,025	3.66
Government-sponsored enterprise obligations	--	--	1,060	1.73	--	--	1,000	1.25	2,060	1.49
Corporate bonds	3,491	1.48	4,441	1.98	--	--	--	--	7,932	1.76
Total debt securities	$3,746	1.44%	$6,584	2.23%	$3,673	2.52%	$22,398	2.10%	$36,401	2.10%

Deposits.  Our primary sources of funds are retail deposit accounts held primarily by individuals and businesses within our market area.  Deposits increased $59.5 million, or 19.5%, in the year ended December 31, 2013 primarily due to an increase in money market accounts of $5.4 million, or 9.8%, regular and other savings accounts of $24.9 million, or 59.6%, noninterest bearing demand deposits of $5.8 million, or 14.9%, and term certificates of deposit of $23.2 million, or 17.0%. A portion of the growth in term certificates of deposit was due to our participation in a national market clearinghouse in which we offer competitively priced certificates to other financial institutions, nonprofits and corporations.  Balances in this program were $15.5 million at December 31, 2013, or 4.3% of total deposits. Deposit growth during 2013 was also attributable to the expansion of our retail deposit gathering to include newer markets in proximity to our Lower Falls branch, supported by premium priced savings and term certificate product offerings.

Deposits increased $52.8 million, or 21.5%, during the year ended December 31, 2012 due primarily to an increase in money market accounts of $4.3 million, or 8.5%, regular and other savings accounts of $13.8 million, or 49.5%, noninterest bearing demand deposits of $8.3 million, or 26.9%, and term certificates of deposit of $16.8 million, or 14.0%.  Both periods reflect our continuing efforts to decrease our reliance on certificates of deposit as well as customers shifting their certificates of deposit to more liquid deposit accounts due to low interest rates.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2013		2012		2011
(Dollars In thousands)	Total	Percent	Total	Percent	Total	Percent
Noninterest-bearing demand deposits	$44,864	12.55%	$39,044	13.10%	$31,017	12.65%
Interest bearing deposits:
NOW	26,214	7.33	25,992	8.72	16,078	6.55
Money market	60,325	16.87	54,954	18.44	50,663	20.66
Regular and other savings	66,595	18.63	41,718	14.00	27,904	11.38
Term certificates of deposit	159,520	44.62	136,351	45.74	119,584	48.76
Total	$357,518	100.00%	$298,059	100.00%	$245,246	100.00%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2013.  Jumbo certificates of deposit require minimum deposits of $100 thousand.

(In thousands)	Jumbo Certificates of Deposits
Maturity Period at December 31, 2013:
Three months or less	$10,134
Over three through six months	16,039
Over six through twelve months	45,176
Over twelve months	45,179
Total	$116,528

Borrowings.  We primarily use advances from the Federal Home Loan Bank of Boston (“FHLB”) to supplement our supply of funds for loans and securities.

Long-term debt, consisting entirely of FHLB advances, increased $12.0 million, or 38.1%, for the year ended December 31, 2013, and increased $24.0 million, or 320.0%, during the year ended December 31, 2012.  Increases in FHLB advances in the year ended December 31, 2013 were used primarily to fund residential and commercial real estate loans originated during the year.  We also elected to extend the maturities for new advances in a low interest rate environment to help reduce potential interest rate risk contained within our balance sheet. In June 2013, we elected to extinguish $3.5 million of FHLB advances prior to maturity, recognizing a loss of $93 thousand on $2.0 million of the advance we repaid, and deferring an additional $70 thousand of early retirement penalties over the life of a new $1.5 million long-term advance. Increases in FHLB advances in the year ended December 31, 2012 were primarily due to fund loan growth.

At December 31, 2013, short-term borrowings consisted entirely of advances from the FHLB with original maturities less than one year.  These advances were used to fund short-term liquidity needs resulting from the timing of loan originations.  There were no short-term borrowings at December 31, 2012.  A program directed at corporate customers in which securities were sold under agreements to repurchase (“REPO”), was discontinued in 2012 and replaced by corporate NOW accounts with sweep features.  Substantially all customers previously participating in the REPO program are currently participating in the new deposit based sweep product.

The following table sets forth selected information regarding borrowings for the periods indicated.

	At or For the Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Short-term borrowings:
Balance at end of the year	$9,000	$--	$7,059
Average balance during the year	4,233	4,799	7,351
Maximum outstanding at any month end during the year	13,000	7,845	8,069
Weighted average interest rate at end of the year	0.33%	--%	1.14%
Weighted average interest rate during the year	0.32	1.18	1.16

Long-term debt:
Balance at end of the year	$43,500	$31,500	$7,500
Average balance during the year	40,308	20,853	9,732
Maximum outstanding at any month end during the year	43,500	36,500	12,500
Weighted average interest rate at end of the year	1.14%	1.40%	3.65%
Weighted average interest rate during the year	1.27	1.88	4.13

Results of Operations for the Years Ended December 31, 2013 and 2012

Overview.  Net income was $2.2 million for the year ended December 31, 2013, as compared to $1.1 million for the year ended December 31, 2012, an increase of $1.1 million, or 102.0%.  The increase was primarily due to an increase of $2.3 million in net interest income partially offset by an increase in noninterest expenses.  The increase in noninterest expenses reflects an increase in substantially all significant expense categories, exclusive of contribution expense, which included the non-recurring $1.8 million pre-tax contribution to the Foundation recorded at the time of our public offering in January 2012. Exclusive of this contribution, noninterest expense would have increased $2.2 million or 25.9%.  Noninterest income has increased $19 thousand or 2.0%.

Net Interest Income.  Net interest income for the year ended December 31, 2013 totaled $13.9 million compared to $11.5 million for the year ended December 31, 2012, an increase of $2.4 million, or 20.2%.  The increase in net interest income was primarily due to an increase in interest income.  Interest and dividend income increased to $16.7 million for 2013 from $14.1 million for 2012.  The average balance of interest-earning assets increased 23.2%, offset by a decrease in the average rate earned on these assets of 19 basis points.  Interest income from loans and loans held for sale increased $2.8 million, or 21.5%, due to a 33.7% increase in the average balance of loans and loans held for sale, partially offset by a decrease of 47 basis points in the average rate earned on loans and loans held for sale.  Interest income from taxable securities decreased $182 thousand, or 25.1%, due to an 8.5% decrease in the average balance of taxable securities, and a decrease in the average rate paid on taxable securities of 39 basis points.

Interest expense increased $207 thousand, or 8.0%, during this period primarily due to an increase of $66.2 million, or 26.5%, in the average balance of interest-bearing liabilities, offset by a decrease in the average rates paid on interest-bearing liabilities, principally FHLB advances and certificates of deposit.  The average rates paid on deposits and borrowings decreased by 15 basis points in 2013.  The decrease in the cost of deposits was primarily due to a declining interest rate environment for certificates of deposit, a shifting of our reliance on retail certificates of deposit to lower cost national market certificates and an increase in our reliance on both short-term and long-term FHLB advances, which often carry lower interest rates than retail based deposits. We have also continued focus on reducing deposit interest rates by shifting the mix of deposit liabilities to lower cost savings, NOW and demand deposit accounts.  We experienced an increase in the average balance of interest-bearing deposits of 21.1% in 2013, while the average balance of long-term FHLB advances increased by 93.3% over the same period.

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

	For the Years Ended December 31,
	2013			2012			2011
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
Interest-earning assets:
Short-term investments	$12,980	$31	0.24%	$19,768	$43	0.21%	$17,293	$35	0.20%
Certificates of deposit	327	1	0.41	477	3	0.60	1,333	25	1.88
Debt securities:
Taxable	31,175	543	1.74	34,085	725	2.13	21,123	597	2.83
Tax-exempt	4,815	175	3.63	7,629	256	3.36	7,361	248	3.37
Total loans and loans held for sale	339,769	15,902	4.68	254,194	13,085	5.15	211,264	12,053	5.71
FHLB stock	2,621	8	0.34	1,815	8	0.50	1,930	6	0.31
Total interest-earning assets	391,687	16,660	4.25	317,968	14,120	4.44	260,304	12,964	4.98
Allowance for loan losses	(4,025)			(3,573)			(3,096)
Total interest-earning assets less allowance for loan losses	387,662			314,395			257,208
Noninterest-earning assets	14,763			13,944			12,823
Total assets	$402,425			$328,339			$270,031

Interest-bearing liabilities:
Regular savings accounts	$49,154	265	0.54%	$30,751	146	0.48%	$24,826	130	0.52%
NOW checking accounts	24,436	88	0.36	18,025	53	0.29	13,769	28	0.20
Money market accounts	55,497	241	0.43	52,448	304	0.58	46,495	280	0.60
Certificates of deposit	142,477	1,666	1.17	122,989	1,628	1.32	115,222	1,778	1.54
Total interest-bearing deposits	271,564	2,260	0.83	224,213	2,131	0.95	200,311	2,216	1.11
Short-term borrowings	4,233	14	0.32	4,799	561	1.18	7,351	85	1.16
Long-term debt	40,308	511	1.27	20,853	391	1.88	9,732	402	4.13
Total interest-bearing liabilities	316,105	2,785	0.88	249,865	2,578	1.03	217,395	2,703	1.24
Noninterest-bearing demand deposits	41,131			35,174			30,327
Other noninterest-bearing liabilities	1,566			1,211			964
Total liabilities	358,802			286,250			248,686
Equity	43,623			42,089			21,345
Total liabilities and equity	$402,425			$328,339			$270,031
Net interest income		$13,875			$11,542			$10,261
Net interest rate spread (1)			3.37%			3.41%			3.74%
Net interest-earning assets (2)	$75,582			$68,103			$42,909
Net interest margin (3)			3.54%			3.63%			3.94%
Average total interest-earning assets to average total interest-bearing liabilities	123.91%			127.26%			119.74%

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(3)	Represents net interest income as a percent of average interest-earning assets.

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

	Year Ended December 31, 2013 Compared to December 31, 2012			Year Ended December 31, 2012 Compared to December 31, 2011
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
(Dollars in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Short-term investments	$(17)	$5	$(12)	$6	$2	$8
Certificates of deposit	(1)	(1)	(2)	(11)	(11)	(22)
Debt securities:
Taxable	(58)	(124)	(182)	215	(87)	128
Tax-exempt	(104)	23	(81)	9	(1)	8
Total loans and loans held for sale	3,857	(1,040)	2,817	2,005	(973)	1,032
FHLB stock	3	(3)	--	--	2	2
Total interest-earning assets	3,680	(1,140)	2,540	2,224	(1,068)	1,156
Interest-bearing liabilities:
Regular savings	97	22	119	21	(5)	16
NOW checking	22	14	36	5	20	25
Money market	19	(83)	(64)	30	(6)	24
Certificates of deposit	239	(201)	38	70	(220)	(150)
Total interest-bearing deposits	377	(248)	129	126	(211)	(85)
Short-term borrowings	(5)	(37)	(42)	(7)	(22)	(29)
Long-term debt	277	(157)	120	211	(222)	(11)
Total interest-bearing liabilities	649	(442)	207	330	(455)	(125)
Increase in net interest income	$3,031	$(698)	$2,333	$1,894	$(613)	$1,281

Provision for Loan Losses.  During the year ended December 31, 2013, we recorded a $500 thousand provision to the allowance for loan losses as compared to a provision of $550 thousand for the year ended December 31, 2012.  The 2013 provision reflects net loan charge-offs totaling $131 thousand, no specific loss reserves at the end of the year, portfolio growth and the continuing emphasis on residential real estate lending which alters the mix of the portfolio, and relatively stable or improving regional economic conditions.  From December 31, 2012 to December 31, 2013, nonperforming loans increased from $3.5 million to $3.7 million and criticized and classified assets increased from $8.6 million to $12.2 million. During 2013 and 2012, we expanded our residential lending activities by adding new products and new markets, and significantly increased the volume of loans originated.  These changes are reflected in loan growth on our balance sheet and an increase in the relative size of the related allowance for loan losses for this class of loans. Commercial real estate, construction, commercial business loans and home equity lines of credit, which bear higher risk than our residential mortgage loans, have declined as a percentage of total loans yet remain a significant portion of our loan portfolio at 53.1% of total loans at December 31, 2013, compared to 56.1% of our total loans at December 31, 2012.

An analysis of the changes in the allowance for loan losses is presented under “—Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income.  Noninterest income increased $19 thousand to $949 thousand during the year ended December 31, 2013, from $930 thousand for the year ended December 31, 2012.  In 2013, we recorded income from mortgage banking activities of $107 thousand compared to 2012 when income from mortgage banking activities totaled $218 thousand. The volume of loans originated for sale in 2013 decreased from 2012 levels as rising long-term interest rates resulted in lower market demand for longer-term mortgage loans. We also recorded a gain on the sale of securities in 2013 of $103 thousand compared to a gain on the sale of securities of $98 thousand in 2012.   Wealth management fees increased $160 thousand, or 69.3%, resulting from the growth in assets under management within our wealth management subsidiary. In June 2013, we recorded a loss of $93 thousand on the early extinguishment of $2.0 million of long-term FHLB advances, and deferred an additional $70 thousand of early retirement penalties over the life of a new $1.5 million long-term advance.

Noninterest Expense.  Noninterest expense increased $400 thousand to $10.7 million during the year ended December 31, 2013, from $10.3 million for the year ended December 31, 2012.  Included in the 2012 results was a one-time $1.8 million pre-tax contribution ($1.1 million after tax) to the Foundation formed in connection with our public offering. We recorded an increase of $1.4 million, or 29.0%, in salaries and employee benefits as compared to the year ended December 31, 2012. Salaries and employee benefits totaled $6.4 million, compared to $4.9 million for the year ended December 31, 2012.  Included in the 2013 results are the full year of benefit costs associated with the Company’s equity incentive plan which was adopted as of October 1, 2012.  Also impacting salaries and benefits expense were costs associated with additional branch staff as we have opened two branch offices; one in April 2012 and one in November 2013.  Occupancy and equipment expense has increased reflecting the addition of the two new branch offices and additional office space to house support staff.  In 2013 we undertook a significant re-branding program and marketing initiative, resulting in higher advertising and marketing costs as compared to 2012.  Also, in connection with our overall bank growth, we have added lending staff, wealth management personnel and additional personnel hired in support of the Company’s public company reporting responsibilities.  Occupancy and equipment expense increased $211 thousand, or 16.5%, as a result of increases in office rent, equipment depreciation and increases in certain maintenance and service contracts.

Income Taxes.  Income tax expense increased $881 thousand for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to increased income before income taxes as the $1.8 million Foundation contribution reduced pre-tax income in 2012.  The effective tax rate for 2013 was 38.8% compared with 32.3% for 2012, as tax preference items, including those relating to tax-exempt bond income and life insurance income in 2013 represented a lower percentage of pre-tax income.

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

Credit Risk Management.  Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans.  This strategy also emphasizes conservative loan-to-value ratios and guarantees of construction and commercial real estate loans by parties with substantial net worth.  In addition, annually, we engage an outside loan review firm to perform a thorough review of our loan portfolio.  This review involves analyzing all large borrowing relationships, delinquency trends and loan collateral valuation in order to identify impaired loans.  We do not originate “interest only” mortgage loans on one-to-four family residential properties nor do we offer loans that provide for negative amortization of principal such as “option ARM” loans where the borrower can pay less than the interest owed on their loan.  Additionally, we generally do not offer “subprime loans” (loans that are made with low down payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments or bankruptcies, or borrowers with questionable repayment capacity) or “Alt-A” loans (loans to borrowers having less than full documentation).

When a borrower fails to make a required loan payment, management takes a number of steps to have the borrower cure the delinquency and restore the loan to current status.  Management makes initial contact with the borrower when the loan becomes 15 days past due.  If payment is not then received by the 30th day of delinquency, efforts to contact the borrower are increased, and a plan of collection is pursued for each individual loan.  A particular plan of collection may lead to foreclosure, the timing of which depends on the prospects for the borrower bringing the loan current, the financial strength and commitment of any guarantors, the type and value of the collateral securing the loan and other factors.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure.  We may consider loan workout arrangements with certain borrowers under certain circumstances, as well as the sale of the nonperforming loans.

Management informs the board of directors on a monthly basis of the amount of loans delinquent more than 30 days.  Management also provides detailed reporting of loans greater than 90 days delinquent, all loans in foreclosure and all foreclosed and repossessed property that we own.

Analysis of Nonperforming and Classified Assets.  We consider foreclosed assets, loans that are maintained on a nonaccrual basis and loans that are past due 90 days or more and still accruing to be nonperforming assets.  Loans are generally placed on nonaccrual status when they are classified as impaired or when they become 90 days or more past due.  Loans are classified as impaired when, based on current information and events, it is probable that Wellesley Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  At the time a loan is placed on nonaccrual status, the accrual of interest ceases and interest income previously accrued on such loans is reversed against current period interest income.  Payments received on a nonaccrual loan are first applied to the outstanding principal balance when collectibility of principal is in doubt.

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

	At December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Nonaccrual loans:
Real estate loans:
Residential mortgage	$639	$540	$2,304	$2,008	$705
Commercial real estate	2,645	2,932	1,356	--	--
Construction	--	--	3,145	--	--
Commercial	34	--	73	--	--
Consumer	427	38	17	--	--
Total nonaccrual loans	3,745	3,510	6,895	2,008	705
Total nonperforming loans	3,745	3,510	6,895	2,008	705
Real estate owned	--	--	--	--	--
Total nonperforming assets	3,745	3,510	6,895	2,008	705
Accruing troubled debt restructurings (1)	2,625	2,725	221	1,124	221
Total nonperforming assets and accruing troubled debt restructurings	$6,370	$6,235	$7,116	$3,132	$926
Total nonperforming loans to total loans	0.98%	1.18%	3.06%	0.97%	0.38%
Total nonperforming loans to total assets	0.82%	0.93%	2.27%	0.77%	0.29%
Total nonperforming assets and accruing troubled debt restructurings to total assets	1.39%	1.66%	2.35%	1.20%	0.81%

(1)
Non-accruing troubled debt restructurings totaled $335 thousand, $1.3 million and $2.9 million at December 31, 2013, 2012 and 2011, respectively. We did not have any nonaccruing troubled debt restructurings at December 31, 2010 or 2009.

Interest income that would have been recorded for the years ended December 31, 2013 and 2012 had nonaccruing loans been current according to their original terms amounted to $247 thousand and $255 thousand, respectively.  Income related to nonaccrual loans included in interest income for the years ended December 31, 2013 and 2012 amounted to $277 thousand and $274 thousand, respectively.

Interest income that would have been recorded for the years ended December 31, 2013 and 2012 had accruing troubled debt restructurings been current according to their original terms amounted to $107 thousand and $218 thousand, respectively.  Income related to accruing troubled debt restructurings included in interest income for the years ended December 31, 2013 and 2012 amounted to $107 thousand and $124 thousand, respectively.

Total nonperforming loans increased from $3.5 million at December 31, 2012 to $3.7 million at December 31, 2013, as a result of the addition of two residential properties and one home equity line of credit partially offset by the payoff of certain residential and commercial relationships.

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

The following table shows the aggregate amounts of our criticized and classified assets at the dates indicated.

	At December 31,
(In thousands)	2013	2012	2011
Special mention assets	$9,586	$5,625	$4,393
Substandard assets	2,645	2,810	4,241
Doubtful assets	--	176	334
Loss assets	--	--	--
Total	$12,231	$8,611	$8,968

At December 31, 2013, 2012 and 2011, none of the special mention loans were nonaccrual.  Substandard assets at December 31, 2013, 2012 and 2011 consisted solely of nonaccrual loans.  All doubtful assets in the table above consist of nonaccrual loans.  The decrease in loans classified as substandard in 2013 was due in part to a reduction in outstanding balances to one large borrower.  The increase in special mention assets in 2013 was the result of the addition of one commercial loan and the payoff of six loans for one commercial borrower.

Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31, 2013			At December 31, 2012
(In thousands)	30 – 59 Days Past Due	60 – 90 Days Past Due	> 90 Days Past Due	30 – 59 Days Past Due	60 – 89 Days Past Due	> 90 Days Past Due
Real estate loans:
Residential mortgage	$--	$335	$90	$1,483	$217	$306
Commercial real estate	867	791	--	--	--	2,756
Construction	--	--	--	--	--	--
Commercial loans	--	--	34	2,452	19	--
Consumer loans	136	308	583	874	--	34
Total	$1,003	$1,434	$707	$4,809	$236	$3,096

	At December 31, 2011
(In thousands)	30 – 59 Days Past Due	60 – 90 Days Past Due	> 90 Days Past Due
Real estate loans:
Residential mortgage	$168	$446	$1,085
Commercial real estate	--	--	213
Construction	--	--	--
Commercial loans	--	--	--
Consumer loans	288	--	17
Total	$456	$446	$1,315

The increase in delinquencies in 2013 is primarily attributable to deteriorating cash flow for certain commercial real estate loan customers. Several of these relationships were brought current during January 2014.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2013			2012			2011
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
Residential mortgage	$1,351	32.07%	46.82%	$1,157	30.10%	43.78%	$626	18.43%	35.56%
Commercial real estate	887	21.05	21.22	1,041	27.08	26.89	988	29.09	31.86
Construction	1,305	30.98	20.64	918	23.88	16.15	1,119	32.95	17.40
Commercial loans	426	10.11	4.23	456	11.86	5.28	382	11.25	5.88
Consumer loans	220	5.22	7.09	182	4.73	7.90	169	4.98	9.30
Total allocated allowance	4,189	99.43	100.00	3,754	97.65	100.00	3,284	96.70	100.00
Unallocated	24	0.57	--	90	2.35	--	112	3.30	--
Total	$4,213	100.00%	100.00%	$3,844	100.00%	100.00%	$3,396	100.00%	100.00%

	At December 31,
	2010			2009
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
Residential mortgage	$269	10.01%	35.18%	$367	17.82%	39.32%
Commercial real estate	643	23.90	26.02	307	14.90	26.72
Construction	990	36.80	19.68	802	38.93	16.71
Commercial loans	494	18.36	7.20	379	18.40	7.43
Consumer loans	110	4.09	11.92	69	3.35	9.82
Total allocated allowance	2,506	93.16	100.00	1,924	93.40	100.00
Unallocated	184	6.84	--	136	6.60	--
Total	$2,690	100.00%	100.00%	$2,060	100.00%	100.00%

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

Analysis of Loan Loss Experience.  The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Balance at beginning of year	$3,844	$3,396	$2,690	$2,060	$2,047
Provision for loan losses	500	550	900	1,100	300
Charge-offs:
Real estate loans:
Residential	--	--	194	140	261
Commercial	--	--	--	149	--
Construction	--	--	--	118	--
Commercial loans	36	100	--	60	28
Consumer loans	95	7	--	3	--
Total charge-offs	131	107	194	470	289
Recoveries	--	5	--	--	2
Net charge- offs	131	102	194	470	287
Allowance at end of year	$4,213	$3,844	$3,396	$2,690	$2,060
Allowance for loan losses to nonperforming loans at end of year	112.50%	109.52%	49.25%	133.96%	292.20%
Allowance for loan losses to total loans at end of year	1.09%	1.29%	1.51%	1.30%	1.10%
Net charge-offs to average loans outstanding during the year	0.04%	0.04%	0.09%	0.24%	0.15%

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income and equity simulations.  The simulations use projected repricing of assets and liabilities at December 31, 2013 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rates can have a significant impact on the simulations.  Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  Our asset sensitivity would be reduced if prepayments slow and would increase if prepayments accelerated.  While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for Wellesley Bank at December 31, 2013 through December 31, 2014, assuming a static balance sheet.

	Net Interest Income
Basis Point (“bp”) Change in Rates	Amount	Change	% Change
	(Dollars in thousands)
300	$13,489	$(1,175)	(8.01)%
200	13,831	(833)	(5.68)
100	14,166	(498)	(3.40)
0	14,664	--	--
(100)	14,802	138	0.94

The following table reflects changes in the present value of equity for Wellesley Bank at December 31, 2013.

	Present Value of Equity
Basis Point (“bp”) Change in Rates	Amount	Change	% Change
	(Dollars in thousands)
300	$51,481	$(10,472)	(16.90)%
200	54,651	(7,302)	(11.79)
100	57,781	(4,172)	(6.73)
0	61,953	--	--
(100)	67,247	5,294	8.54

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

Our most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and securities available for sale.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At December 31, 2013, cash and cash equivalents, which include short-term investments, totaled $19.1 million.  Securities classified as available-for-sale, whose aggregate market value exceeds cost, provide additional sources of liquidity and had a market value of $36.7 million at December 31, 2013.  In addition, at December 31, 2013, we had the ability to borrow a total of approximately $35.2 million in additional funds from the Federal Home Loan Bank of Boston.  On December 31, 2013, we had $43.5 million of long-term debt outstanding, and $9.0 million of short-term borrowings outstanding, all of which were Federal Home Loan Bank of Boston advances.  In addition, at December 31, 2013, we had the ability to borrow $5.0 million from the Co-operative Central Bank on an unsecured basis, and $13.3 million from the Federal Reserve Bank under a collateralized borrowing program, none of which was outstanding at that date.  The Company also has a $2.0 million unsecured line of credit with a correspondent bank.  No advances were outstanding at December 31, 2013.

At December 31, 2013, we had $81.6 million in loan commitments outstanding, which included $70.0 million in available lines of credit for individuals and corporate customers, and unadvanced funds on construction loans.  Certificates of deposit due within one year of December 31, 2013 totaled $100.7 million, or 63.1% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods.  If these maturing deposits are not renewed, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit.  Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

In addition, we believe that our branch network, which is presently comprised of three full-service retail banking offices located in our primary Wellesley market area and our recently opened banking office in Boston, and the general cash flows from our existing lending and investment activities, will afford us sufficient long-term liquidity.

The following table presents certain of our contractual obligations as of December 31, 2013.

	December 31, 2013 – Payments Due by Period
(In thousands)	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations:
Long-term debt obligations	$43,500	$6,000	$21,500	$16,000	$--
Operating lease obligations	6,320	760	1,544	1,436	2,580
Total	$49,820	$6,760	$23,044	$17,436	$2,580

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

The following table presents our primary investing and financing activities during the periods indicated.

	Years Ended December 31,
(In thousands)	2013	2012
Investing activities:
Loan originations (principal payments), net	$89,528	$72,828
Proceeds from calls, maturities and principal repayments of securities available for sale	(7,802)	(12,022)
Proceeds from sales of securities available for sale	(1,429)	(2,420)
Purchases of securities available for sale	7,805	17,536

Financing activities:
Increase in deposits	59,459	52,813
Increase in long-term debt	12,000	24,000
Increase (decrease) in short-term borrowings	9,000	(7,059)

Capital Management.  We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2013, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.  See “Regulation and Supervision—Federal Regulations—Capital Requirements” and note 15 of the notes to consolidated financial statements.

The capital from our 2012 offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity has been reduced as net proceeds from the stock offering are used for general corporate purposes, including initially, the payment of operating expenses and the funding of lending activities.

The large increase in equity resulting from the capital raised in the offering has also had an adverse impact on our return on equity.  We may elect to use capital management tools such as cash dividends and common share repurchases to enhance stockholder value.  On October 31, 2012, the Board of Directors announced the repurchase of up to 96,286 shares, or approximately 4.0% of the Company’s outstanding stock.

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

For the years ended December 31, 2013 and 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, utilizing the framework established in Internal Control – Integrated Framework(1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2013 is effective.

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

(c)           Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Board of Directors

For information concerning Wellesley Bancorp’s board of directors, the information contained under the section captioned “Item 1—Election of Directors” in Wellesley Bancorp’s Proxy Statement for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

Executive Officers

For information relating to officers of Wellesley Bancorp, the information contained under Part I, Item 1, captioned “Business—Executive Officers of the Registrant” in this Annual Report on Form 10-K is incorporated herein by reference.

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

(d)           Equity Compensation Plans.

Equity Compensation Plan Information as of December 31, 2013

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	212,895	$15.45	26,856
Equity compensation plans not approved by security holders	--	--	--
Total	212,895	$15.45	26,856

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013 and 2012
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012
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
101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Surplus, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.*

+	Management contract or compensatory agreement or arrangement.
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

WELLESLEY BANCORP, INC.

March 19, 2014	By:	/s/ Thomas J. Fontaine
Thomas J. Fontaine
President, Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Fontaine	President, Chief Executive Officer and	March 19, 2014
Thomas J. Fontaine	Chairman of the Board
(principal executive officer)

/s/ Gary P. Culyer	Chief Financial Officer and Treasurer	March 19, 2014
Gary P. Culyer
(principal financial and accounting officer)

/s/ Nancy Marden Goodall	Director	March 19, 2014
Nancy Marden Goodall

/s/ C. Joseph Grignaffini	Director	March 19, 2014
C. Joseph Grignaffini

/s/ Hugh J. Kelley	Director	March 19, 2014
Hugh J. Kelley

/s/ Theodore F. Parker	Director	March 19, 2014
Theodore F. Parker

/s/ Leslie B. Shea	Director	March 19, 2014
Leslie B. Shea

/s/ Edwin G. Silver	Director	March 19, 2014
Edwin G. Silver

/s/ Robert L. Skolnick	Director	March 19, 2014
Robert L. Skolnick

/s/ Tina L. Wang	Director	March 19, 2014
Tina L. Wang

Index to Consolidated Financial Statements
of Wellesley Bancorp, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Wellesley Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Wellesley Bancorp, Inc. and subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wellesley Bancorp, Inc. and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 24, 2014

Wellesley Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31,
	2013	2012
	(Dollars in thousands)
Assets

Cash and due from banks	$2,685	$2,247
Short-term investments	16,382	15,971
Total cash and cash equivalents	19,067	18,218

Certificates of deposit	100	600
Securities available for sale, at fair value	36,672	39,256
Federal Home Loan Bank of Boston stock, at cost	3,176	2,005
Loans held for sale	825	9,130

Loans	387,931	297,935
Less allowance for loan losses	(4,213)	(3,844)
Loans, net	383,718	294,091

Bank-owned life insurance	6,607	6,385
Premises and equipment, net	3,805	2,044
Accrued interest receivable	1,044	1,019
Net deferred tax asset	1,997	1,933
Other assets	1,509	1,367

Total assets	$458,520	$376,048

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$44,864	$39,044
Interest-bearing	312,654	259,015
	357,518	298,059

Short-term borrowings	9,000	—
Long-term debt	43,500	31,500
Accrued expenses and other liabilities	1,713	1,518
Total liabilities	411,731	331,077

Commitments and contingencies (Notes 8 and 14)

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 14,000,000 shares authorized, 2,454,465 shares outstanding at December 31, 2013; 2,480,610 shares outstanding at December 31, 2012	24	24
Additional paid-in capital	22,845	22,751
Retained earnings	25,423	23,203
Accumulated other comprehensive income	166	790
Unearned compensation – ESOP	(1,669)	(1,797)
Total stockholders' equity	46,789	44,971
Total liabilities and stockholders' equity	$458,520	$376,048

See accompanying notes to consolidated financial statements.

Wellesley Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2013	2012
	(In thousands)
Interest and dividend income:
Interest and fees on loans and loans held for sale	$15,902	$13,085
Debt securities:
Taxable	543	725
Tax-exempt	175	256
Interest on short-term investments and certificates of deposit	32	46
Dividends on FHLB stock	8	8
Total interest and dividend income	16,660	14,120
Interest expense:
Deposits	2,260	2,131
Short-term borrowings	14	56
Long-term debt	511	391
Total interest expense	2,785	2,578

Net interest income	13,875	11,542
Provision for loan losses	500	550
Net interest income, after provision for loan losses	13,375	10,992

Noninterest income:
Customer service fees	167	149
Gain on sale of securities, net	103	98
Mortgage banking activities	107	218
Income on bank-owned life insurance	222	177
Wealth management fees	391	231
Loss on extinguishment of debt	(93)	--
Miscellaneous	52	57
Total noninterest income	949	930
Noninterest expenses:
Salaries and employee benefits	6,358	4,927
Occupancy and equipment	1,491	1,280
Data processing	500	438
FDIC insurance	269	223
Contributions	2	1,802
Other general and administrative	2,079	1,629
Total noninterest expenses	10,699	10,299

Income before income taxes	3,625	1,623
Provision for income taxes	1,405	524

Net income	2,220	1,099

Other comprehensive income (loss):
Unrealized holding (losses) gains on available-for-sale securities	(923)	360
Reclassification adjustment for net gains realized in income	(103)	(98)
Tax effect	402	(99)

Total other comprehensive income (loss)	(624)	163

Comprehensive income	$1,596	$1,262

Net income per common share (basic and diluted)	$0.97	N/A
Weighted average shares outstanding	2,289,247	N/A
N/A=Not Applicable

See accompanying notes to consolidated financial statements.

Wellesley Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2013 and 2012

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Compensation- ESOP	Total Stockholders’ Equity
	(Dollars in thousands)

Balance at December 31, 2011	--	$--	$--	$22,104	$627	$--	$22,731
Net income	--	--	--	1,099	--	--	1,099
Other comprehensive income	--	--	--	--	163	--	163
Issuance of common stock for initial public offering, net of expenses of $1,260	2,249,674	22	21,214	--	--	--	21,236
Issuance of common stock to Wellesley Bank Charitable Foundation	157,477	2	1,573	--	--	--	1,575
Share based compensation – equity incentive plan	--	--	114	--	--	--	114
Purchase and retirement of treasury stock	(13,080)	--	(202)	--	--	--	(202)
Restricted stock award	86,539	--	--	--	--	--	--
Stock purchased by the ESOP	--	--	--	--	--	(1,926)	(1,926)
Common stock held by ESOP and committed to be released (12,838 shares)	--	--	52	--	--	129	181
Balance at December 31, 2012	2,480,610	24	22,751	23,203	790	(1,797)	44,971

Net income	--	--	--	2,220	--	--	2,220
Other comprehensive loss	--	--	--	--	(624)	--	(624)
Share based compensation – equity incentive plan	--	--	462	--	--	--	462
Purchase and retirement of treasury stock	(29,895)	--	(486)	--	--	--	(486)
Restricted stock award	2,750	--	--	--	--	--	--
Excess tax benefits from share-based compensation	--	--	12	--	--	--	12
Issuance of stock under stock option plan	1,000	--	15	--	--	--	15
ESOP shares committed to be released (12,838 shares)	--	--	91	--	--	128	219

Balance at December 31, 2013	2,454,465	$24	$22,845	$25,423	$166	$(1,669)	$46,789

See accompanying notes to consolidated financial statements.

Wellesley Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Years Ended December, 31
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$2,220	$1,099
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for loan losses	500	550
Depreciation and amortization	350	290
Net amortization of securities	235	286
Gain on sale of securities, net	(103)	(98)
Principal amount of loans sold	29,734	25,393
Loans originated for sale	(21,429)	(34,523)
Gain on sale of fixed assets	(19)	(16)
Accretion of net deferred loan fees	(599)	(398)
Income on bank-owned life insurance	(222)	(177)
Deferred income tax provision (benefit)	338	(796)
Issuance of common stock to Wellesley Bank Charitable Foundation	--	1,575
ESOP expense	219	181
Share-based compensation	462	114
Excess tax benefits from share-based compensation	(12)	--
Net change in other assets and liabilities, net	40	1,203
Net cash provided (used) by operating activities	11,714	(5,317)

Cash flows from investing activities:
Activity in certificates of deposit:
Maturities	500	100
Purchases	--	(600)
Activity in securities available for sale:
Maturities, prepayments and calls	7,802	12,022
Purchases	(7,805)	(17,536)
Proceeds from sales of securities, net	1,429	2,420
Purchase of Federal Home Loan Bank stock	(1,171)	(75)
Loan originations, net	(89,528)	(72,366)
Additions to premises and equipment	(2,112)	(1,188)
Purchases of bank-owned life insurance	--	(2,000)
Proceeds from sale of fixed assets	20	38
Net cash used by investing activities	(90,865)	(79,185)

Cash flows from financing activities:
Net increase in deposits	59,459	52,813
Proceeds from long-term debt	20,500	26,000
Repayments of long-term debt	(8,500)	(2,000)
Increase (decrease) in short-term borrowings	9,000	(7,059)
Conversion of stock subscriptions to common stock	--	(19,666)
Net proceeds from the issuance of common stock	--	21,236
Proceeds from issuance of stock under option plan	15	--
Payment to acquire treasury shares	(486)	(202)
Excess tax benefits from share-based compensation	12	--
Purchase of common stock by ESOP	--	(1,926)
Net cash provided by financing activities	80,000	69,196

Net change in cash and cash equivalents	849	(15,306)
Cash and cash equivalents at beginning year	18,218	33,524
Cash and cash equivalents at end of year	$19,067	$18,218

Supplementary information:
Interest paid	$2,776	$2,596
Income taxes paid	1,623	1,100
See accompanying notes to consolidated financial statements.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2013 and 2012
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

On January 25, 2012, the Conversion was completed and the Company became the parent holding company for the Bank.  A total of 2,249,674 shares of the Company common stock were issued at $10.00 per share, including those issued to our employee stock ownership plan, through which the Company received net offering proceeds of $21.2 million.  Additionally, the Company contributed $225 thousand in cash and 157,477 shares of common stock to the Wellesley Bank Charitable Foundation.  Conversion costs amounting to $1.3 million were deferred and subsequently reduced the proceeds from the shares sold in the Conversion.  The total number of shares of common stock outstanding upon completion of the Conversion was 2,407,151 shares.  All eligible subscribers and community members who properly completed and timely submitted a stock order form were allocated the number of shares of common stock requested in their stock order form.

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

Business and operating segments

The Company provides a variety of financial services to individuals and small businesses within eastern Massachusetts.  Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are residential and commercial real estate loans, construction loans, and commercial loans.

Management evaluates the Company’s performance and allocates resources based on a single segment concept.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

Use of estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the realizability of deferred tax assets.

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

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

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

Federal Home Loan Bank stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Boston, is required to maintain an investment in capital stock of the FHLB.  Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost.  At its discretion, the FHLB may declare dividends on the stock.  The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock.  As of December 31, 2013 and 2012, no impairment has been recognized.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate.  Net realized losses, if any, are recognized through a valuation allowance by charges to income.

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
Years Ended December 31, 2013 and 2012
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

Construction – Loans in this segment primarily include speculative real estate development loans for which payment is derived from sale of the property.  Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions. Residential construction loans in this segment include loans to build 1-4 family owner-occupied properties which are subject to the same credit quality factors as residential real estate.

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
Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

Allocated component
The allocated component relates to loans that are classified as impaired.  Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or, if the loan is collateral dependent, by the fair value of the collateral, less estimated costs to sell.  An allowance is established when the discounted cash flows (or collateral value) of the impaired loan are lower than the carrying value of that loan.  Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify performing individual residential and consumer loans  for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

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
Years Ended December 31, 2013 and 2012
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

Derivative Loan Commitments
Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding.  Loan commitments that are derivatives are recognized at fair value, including servicing values, on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in miscellaneous income. Fair values of the loan commitments are recognized based on changes in the fair value of the underlying mortgage due to interest rate changes, changes in the probability the derivative loan commitment will be exercised, and the passage of time.  In estimating fair value, the Company assigns a probability to a loan commitment based on the expectation that it will be exercised and the loan will be funded.

Forward Loan Sale Commitments
To protect against the price risk inherent in derivative loan commitments, the Company utilizes “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments.  Forward loan sale commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in miscellaneous income.   Fair values for forward loan sale commitments are based on changes in the fair values of the underlying loans.

Advertising costs

Advertising costs are expensed as incurred.

Income taxes

Deferred tax assets and liabilities relate to temporary differences between the book and tax bases of certain assets and liabilities, and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized.  The Company does not have any uncertain tax positions at December 31, 2013 which require accrual or disclosure.  The Company records interest and penalties as part of income tax expense.  No interest or penalties were recorded for the years ended December 31, 2013 and 2012.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

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

The components of accumulated other comprehensive income and related tax effects are as follows:

	December 31,
	2013	2012
	(In thousands)
Unrealized holding gains on securities available for sale	$271	$1,297
Tax effect	(105)	(507)

Net-of tax amount	$166	$790

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

Earnings per Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  There were no potentially dilutive common stock equivalents as of December 31, 2013.  Earnings per share is not presented for the year ended December 31, 2012 as common shares had not been outstanding during the entire period.  Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. Under the Company’s Equity Incentive Plan, stock awards granted on October 1, 2013 and 2012 contain non-forfeitable dividend rights. Accordingly, unvested shares are considered outstanding for computation of basic earnings per share in subsequent periods.

Earnings per common share have computed based on the following:

Year Ended December 31, 2013
(Dollars in thousands)
Net Income	$2,220

Average number of common shares issued	2,462,562
Less: Average unallocated ESOP shares	(173,315)

Average number of common shares outstanding
used to calculate basic and diluted
earnings per common share	2,289,247

Recent Accounting and Regulatory Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02 related to disclosure of amounts reclassified out of accumulated other comprehensive income. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The new requirements are effective for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this standard on January 1, 2013, with no significant impact on the Company’s consolidated financial statements for the year ended December 31, 2013.

In July 2013, federal banking regulators approved minimum requirements for both the quantity and quality of capital held by community banking institutions.  The rule includes a new minimum ratio of common equity Tier 1 capital to risk weighted assets of 4.5%, raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and includes a minimum leverage ratio of 4.0% for all banking organizations.  Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers.  The Company must begin complying with the final rule on January 1, 2015.  The Company is currently evaluating the rule but believes that it will continue to exceed all the minimum capital ratio requirements.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

3.  RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank.  The reserve balance amounted to $1.6 million and $1.4 million at December 31, 2013 and 2012, respectively.

4.  SHORT-TERM INVESTMENTS

Short-term investments are comprised of the following:

	December 31,
	2013	2012
	(In thousands)

Federal Reserve Bank deposits	$15,189	$15,000
Federal Home Loan Bank deposits	1	2
Money market accounts	1,192	969
	$16,382	$15,971

5. CERTIFICATES OF DEPOSIT

Certificates of deposit mature within one year and have a weighted average rate of 0.23% and 0.56% at December 31, 2013 and 2012, respectively.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

6. SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2013
Residential mortgage-backed securities:
Government National Mortgage Association	$7,673	$191	$(33)	$7,831
Government-sponsored enterprises	9,622	153	(93)	9,682
SBA and other asset-backed securities	5,089	15	(90)	5,014
State and municipal bonds	4,025	101	(6)	4,120
Government-sponsored enterprise obligations	2,060	4	(50)	2,014
Corporate bonds	7,932	79	--	8,011

	$36,401	$543	$(272)	$36,672

December 31, 2012
Residential mortgage-backed securities:
Government National Mortgage Association	$9,235	$311	$--	$9,546
Government-sponsored enterprises	10,841	372	--	11,213
SBA and other asset-backed securities	3,988	139	--	4,127
State and municipal bonds	5,604	362	(3)	5,963
Government-sponsored enterprise obligations	2,105	13	(3)	2,115
Corporate bonds	6,186	106	--	6,292

	$37,959	$1,303	$(6)	$39,256

For the years ended December 31, 2013 and 2012, proceeds from sales of available for sale securities amounted to $1.4 million and $2.4 million respectively.  Gross realized gains amounted to $103 thousand at December 31, 2013 and there were no realized losses for 2013.  Gross realized gains were $99 thousand, and gross realized losses amounted to $1 thousand, at December 31, 2012.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2013 are as follows.  Expected maturities may differ from contractual maturities because the issuers, in certain instances, have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2013
	Amortized Cost	Fair Value

	(In thousands)

Within 1 year	$3,746	$3,762
After 1 year to 5 years	6,585	6,675
After 5 years to 10 years	1,381	1,418
After 10 years	2,305	2,290
	14,017	14,145
Mortgage- and asset-backed securities	22,384	22,527

	$36,401	$36,672

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

December 31, 2013	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$(33)	$1,496	$--	$--
Government-sponsored enterprises	(93)	4,864	--	--
SBA and other asset-backed securities	(90)	2,164	--	--
State and municipal bonds	(2)	251	(4)	296
Government-sponsored enterprise obligations	(50)	949	--	--

	$(268)	$9,724	$(4)	$296

December 31, 2012

State and municipal bonds	$(3)	$299	$--	$--
Government-sponsored enterprise obligations	(3)	998	--	--

	$(6)	$1,297	$--	$--

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluations.  At December 31, 2013, various debt securities have unrealized losses with aggregate depreciation of 2.71% from their aggregate amortized cost basis.  These unrealized losses relate principally to the effect of interest rate changes on the fair value of debt securities and not to an increase in credit risk of the issuers.  As the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

7. LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the balances of loans is as follows:

	December 31,
	2013	2012
	(In thousands)
Real estate loans:
Residential – fixed	$21,101	$19,524
Residential – variable	160,618	111,041
Commercial	82,367	80,200
Construction	80,103	48,158
	344,189	258,923

Commercial loans:
Secured	14,977	14,854
Unsecured	1,453	871
	16,430	15,725

Consumer loans:
Home equity lines of credit	27,092	23,111
Other	415	455
	27,507	23,566

Total loans	388,126	298,214

Less:
Allowance for loan losses	(4,213)	(3,844)
Net deferred origination fees	(195)	(279)

Loans, net	$383,718	$294,091

The Company has transferred a portion of its originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets.  The Company and participating lenders share ratably in any gains or losses that may result from the borrower’s lack of compliance with contractual terms of the loans.  The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2013 and 2012, the Company was servicing loans for participants aggregating $1.4 million and $4.2 million respectively.

The Company has pledged certain residential and commercial real estate loans to secure FHLB advances and available lines of credit. (See notes 10 and 11.)

The following table summarizes the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2013 and 2012:

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Year Ended December 31, 2013

Allowance at December 31, 2012	$1,157	$1,041	$918	$456	$171	$11	$90	$3,844

Provision (credit) for loan losses	194	(154)	387	6	137	(4)	(66)	500
Loans charged off	--	--	--	(36)	(95)	--	--	(131)
Recoveries	--	--	--	--	---	--	--	--

Allowance at December 31, 2013	$1,351	$887	$1,305	$426	$213	$7	$24	$4,213

Year Ended December 31, 2012

Allowance at December 31, 2011	$626	$988	$1,119	$382	$153	$16	$112	$3,396

Provision (credit) for loan losses	531	53	(201)	170	18	1	(22)	550
Loans charged off	--	--	--	(100)	--	(7)	--	(107)
Recoveries	--	--	--	4	--	1	--	5

Allowance at December 31, 2012	$1,157	$1,041	$918	$456	$171	$11	$90	$3,844

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

Further information pertaining to the allowance for loan losses at December 31, 2013 and 2012 is as follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
December 31, 2013

Allowance related to loans individually evaluated and deemed to be impaired	$--	$--	$--	$--	$--	$--	$--	$--

Allowance related to loans individually evaluated and not deemed impaired, and those collectively evaluated for impairment	1,351	887	1,305	426	213	7	24	4,213

Total allowance	$1,351	$887	$1,305	$426	$213	$7	$24	$4,213

Loan balances individually evaluated and deemed to be impaired	$425	$5,269	$--	$34	$427	$--	$--	$6,155

Loan balances individually evaluated and not deemed impaired, and those collectively evaluated for impairment	181,294	77,098	80,103	16,396	26,665	415	--	381,971

Total loans	$181,719	$82,367	$80,103	$16,430	$27,092	$415	$--	$388,126

December 31, 2012

Allowance related to loans individually evaluated and deemed to be impaired	$--	$94	$--	$26	$--	$--	$--	$120

Allowance related to loans individually evaluated and not deemed impaired, and those collectively evaluated for impairment	1,157	947	918	430	171	11	90	3,724

Total allowance	$1,157	$1,041	$918	$456	$171	$11	$90	$3,844

Loan balances individually evaluated and deemed to be impaired	$541	$5,657	$--	$76	$308	$--	$--	$6,582

Loan balances individually evaluated and not deemed impaired, and those collectively evaluated for impairment	130,024	74,543	48,158	15,649	22,803	455	--	291,632

Total loans	$130,565	$80,200	$48,158	$15,725	$23,111	$455	$--	$298,214

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

The following is a summary of past due and non-accrual loans at December 31, 2013 and 2012:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing (1)	Non-accrual Loans
	(In thousands)
December 31, 2013

Residential real estate	$--	$335	$90	$425	$--	$639
Commercial real estate	867	791	--	1,658	--	2,645
Commercial	--	--	34	34	--	34
Home equity lines of credit	136	308	583	1,027	191	427

Total	$1,003	$1,434	$707	$3,144	$191	$3,745

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing (1)	Non-accrual Loans
	(In thousands)
December 31, 2012

Residential real estate	$1,483	$217	$306	$2,006	--	$540
Commercial real estate	--	--	2,756	2,756	--	2,932
Commercial	2,452	19	--	2,471	--	--
Home equity lines of credit	874	--	34	908	--	38

Total	$4,809	$236	$3,096	$8,141	--	$3,510

(1) Represents loans past maturity for which monthly interest payments are being received.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

The following is a summary of impaired loans at December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$425	$425	$--	$541	$541	$--
Commercial real estate	5,269	5,269	--	5,481	5,481	--
Commercial	34	34	--	50	50	--
Home equity lines of credit	427	427	--	308	308	--
Total	6,155	6,155	--	6,380	6,380	--

Impaired loans with a valuation allowance:
Commercial real estate	--	--	--	176	176	94
Commercial	--	--	--	26	26	26
Total	--	--	--	202	202	120

Total impaired loans	$6,155	$6,155	$--	$6,582	$6,582	$120

Further information pertaining to impaired loans follows:

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)

Residential real estate	$541	$24	$24	$1,285	$61	$61
Commercial real estate	5,787	354	345	1,989	91	82
Construction	--	--	--	2,097	111	111
Commercial	200	12	12	29	4	3
Home equity lines of credit	198	4	4	134	7	6

Total	$6,726	$394	$385	$5,534	$274	$263

No additional funds are committed to be advanced in connection with impaired loans.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

There were no troubled debt restructurings recorded during the year ended December 31, 2013.

The following is a summary of troubled debt restructurings for the year ended December 31, 2012:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)

Residential real estate	2	$1,088	$1,088
Commercial real estate	3	$3,032	$2,982

In the year ended December 31, 2012, monthly payment terms were modified on two residential real estate loans to a level comparable with rates offered to high quality borrowers.  One loan totaling $881 thousand was paid in full during the quarter ended September 30, 2012. The remaining loan was on non-accrual status. There was no reserve for expected uncollectible principal on this loan as of December 31, 2012. In addition, one commercial real estate loan was extended for an additional year upon receipt of a $50 thousand principal reduction.  This loan was formerly a construction loan for which concessions were granted in 2011.  There was no reserve for expected uncollectible principal on this loan as of December 31, 2012.

Also, in the year ended December 31, 2012, monthly payment terms were modified on two commercial real estate loans to one borrower to reduce required payments. These loans were on non-accrual and in a principal only collection status as of December 31, 2012. Reserves for expected uncollectible principal totaling $94 thousand were established and were a component of specific reserves in the allowance for loan losses as of December 31, 2012.

There were no troubled debt restructurings that defaulted during the years ended December 31, 2013 and 2012, and for which default was within one year of the restructure date.

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

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

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

The following table presents the Company’s loans by risk rating:

	December 31, 2013				December 31, 2012
	Commercial Real Estate	Construction	Commercial	Total	Commercial Real Estate	Construction	Commercial	Total
	(In thousands)

Loans rated 1–3 and 31	$71,547	$80,103	$15,019	$166,669	$73,312	$48,158	$14,002	$135,472
Loans rated 4	8,418	--	1,168	9,586	4,235	--	1,390	5,625
Loans rated 5	2,402	--	243	2,645	2,477	--	333	2,810
Loans rated 6	--	--	--	--	176	--	--	176
Loans rated 7	--	--	--	--	--	--	--	--
Categories 8 – 9	--	--	--	--	--	--	--	--
Category 10	--	--	--	--	--	--	--	--

Total	$82,367	$80,103	$16,430	$178,900	$80,200	$48,158	$15,725	$144,083

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

8.  PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment is as follows:

	December 31,		Estimated Useful Life In
	2013	2012	Years
	(In thousands)
Premises:
Land	$50	$50	—
Buildings	678	678	35-40
Leasehold improvements	2,823	1,142	5-10
Equipment	2,233	1,773	3-5
Renovations in process	--	64
	5,784	3,707
Less accumulated depreciation and amortization	(1,979)	(1,663)
Premises and equipment, net	$3,805	$2,044

Total depreciation and amortization expense for the years ended December 31, 2013 and 2012 amounted to $350 thousand and $290 thousand, respectively.

Renovations in process at December 31, 2012 relate to work being performed at two branches to modify office space, which were completed in 2013.  At December 31, 2013, there were no outstanding commitments pertaining to construction projects.

Pursuant to terms of non-cancelable lease agreements in effect at December 31, 2013, pertaining to premises, future minimum rent commitments are as follows:

Year Ending December 31,	Amount
(In thousands)

2014	$760
2015	768
2016	776
2017	767
2018	669
Thereafter	2,580
$6,320

The leases contain options to extend for up to ten years.  The cost of such rentals is not included above.  Total rent expense amounted to $564 thousand  and $480 thousand  for the years ended December 31, 2013 and 2012, respectively.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

9.  DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,
	2013	2012
	(In thousands)

Demand	$44,864	$39,044
NOW	26,214	25,992
Money market	60,325	54,954
Regular and other savings	66,595	41,718
Total non-certificate accounts	197,998	161,708

Term certificates of $100 thousand and greater	116,528	92,688
Term certificates less than $100 thousand	42,992	43,663
Total term certificates	159,520	136,351

Total deposits	$357,518	$298,059

A summary of term certificates by maturity is as follows:

	December 31, 2013		December 31, 2012
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$100,670	0.95%	$77,199	1.05%
Over 1 year to 2 years	47,839	1.31	30,249	1.34
Over 2 years to 3 years	5,675	1.32	24,713	1.75
Over 3 years to 4 years	5,336	1.26	4,190	1.48

	$159,520	1.08%	$136,351	1.25%

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

10. SHORT-TERM BORROWINGS AND AVAILABLE LINES OF CREDIT

At December 31, 2013, short-term borrowings consisted entirely of fixed-rate advances from the FHLB with original maturities of less than one year.  The weighted average interest rate on advances outstanding at December 31, 2013 was 0.33%. All borrowings from the FHLB are secured by a blanket lien on qualified collateral. (See notes 7 and 11.)

Borrowings available under an available FHLB variable-rate line of credit amounted to $1.3 million as of December 31, 2013 and 2012.  No advances were outstanding under the line of credit at December 31, 2013 and 2012.

At December 31, 2013 and 2012, the Company has pledged commercial real estate loans of $21.4 million and $22.6 million, respectively, to access the Federal Reserve Bank discount window. At December 31, 2013, the available line amounted to $13.3 million. No advances were outstanding at December 31, 2013 or 2012.

The Company has a $2.0 million unsecured line of credit with a correspondent bank.  No advances were outstanding at December 31, 2013 and 2012.

11. LONG-TERM DEBT

Long-term debt at December 31, 2013 and 2012 consists of fixed-rate FHLB advances, as follows:

	Amount		Weighted Average Rates
	2013	2012	2013	2012
	(In thousands)

2013	$--	$2,000	--%	0.44%
2014*	6,000	9,500	1.27	2.03
2015	10,000	8,000	0.89	0.93
2016	11,500	2,000	0.99	1.32
2017	10,000	8,000	1.33	1.38
2018	6,000	2,000	1.37	1.49

	$43,500	$31,500	1.14%	1.40%

* At December 31, 2012, includes an advance of $3.5 million with a rate of 3.32% which became callable on a quarterly basis in March 2008. In June 2013, $2.0 million of this advance was repaid and a penalty of $93 thousand was recorded in noninterest income in the accompanying consolidated statement of comprehensive income.  The remaining $1.5 million was modified and an additional $70 thousand penalty was deferred and is being amortized over the life of the advance.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property.  (See note 7.)

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

12.  INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2013	2012
	(In thousands)
Current tax provision:
Federal	$757	$1,014
State	310	306
	1,067	1,320
Deferred tax provision (benefit):
Federal	326	(611)
State	12	(178)
Change in valuation reserve	--	(7)
	338	(796)

Total tax provision	$1,405	$524

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2013	2012

Statutory tax rate	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	5.9	5.2
Tax exempt increase in surrender value of bank-owned life insurance	(2.1)	(3.7)
Tax exempt bond income	(1.3)	(5.1)
Change in valuation reserve	-	(0.4)
Share-based compensation	1.8	1.6
Other, net	0.5	0.7

Effective tax rates	38.8%	32.3%

The components of the net deferred tax asset are as follows:

	December 31
	2013	2012
	(In thousands)
Deferred tax assets:
Federal	$2,109	$2,005
State	614	583
	2,723	2,588
Deferred tax liabilities:
Federal	(634)	(524)
State	(92)	(131)
	(726)	(655)

Net deferred tax asset	$1,997	$1,933

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

The tax effects of each item that gives rise to deferred tax assets (liabilities) are as follows:

	December 31,
	2013	2012
	(In thousands)

Allowance for loan losses	$1,683	$1,535
Deferred loan fees	78	111
Net unrealized gains on securities available for sale	(105)	(507)
Employee benefit plans	471	336
Depreciation and amortization	(606)	(149)
Contribution carryover	479	599
Other	(3)	8
Net deferred tax asset	$1,997	$1,933

At December 31, 2013, the Company has a charitable contribution carryover of $1.2 million which will expire on December 31, 2017.  The carryover was created primarily by the contribution of 157,477 shares of the Company’s common stock to Wellesley Bank Charitable Foundation as part of the mutual to stock conversion.  A valuation allowance was not established as it is anticipated that the Company will be able to fully utilize the carryover based on projected earnings.

The federal income tax reserve for loan losses at the Company’s base year amounted to $820 thousand.  If any portion of the reserve is used for purposes other than to absorb loan losses for which established, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year in which used.  As the Company intends to use the reserve only to absorb loan losses, a deferred income tax liability of $328 thousand has not been provided.

The Company’s tax returns are subject to review and examination by federal and state taxing authorities.  The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2010 through 2013.  The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2010 are open.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

13. ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest Rate Risk Management – Derivative Instruments Not Designated As Hedging Instruments

Certain derivative instruments do not meet the requirements to be accounted for as hedging instruments.  These undesignated derivative instruments are recognized on the consolidated balance sheet at fair value, with changes in the fair value recorded in miscellaneous income.

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

Outstanding derivative loan commitments expose the Company to the potential for changes in the fair value of the underlying loans as interest rates change, and, relatedly, the value of the loan commitment.   If interest rates increase, the value of these loan commitments will decrease.  Conversely, if interest rates decrease, the value of these loan commitments will increase.  During the year ended December 31, 2013, the Company entered into $21.4 million of loan commitments for which the resulting loan was sold or is held for sale at the end of the year. The notional amount of undesignated mortgage commitments was $1.2 million at December 31, 2013.    The fair value of these commitments was a liability of $12 thousand at December 31, 2013. During the year ended December 31, 2012, the Company entered into $34.5 million of loan commitments for which the resulting loan was sold or is held for sale at the end of the year. The notional amount of undesignated mortgage commitments was $1.7 million at December 31, 2012.    The fair value of these commitments was an asset of $10 thousand at December 31, 2012.

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

The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. The notional amount of undesignated forward loan sale commitments was $2.0 million at December 31, 2013.    The fair value of these commitments was a net asset of $36 thousand at December 31, 2013.  The notional amount of undesignated forward loan sale commitments was $10.7 million at December 31, 2012.    The fair value of these commitments was a net asset of $4 thousand at December 31, 2012.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

14. OTHER COMMITMENTS AND CONTINGENCIES

Credit-related financial instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit which involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets.  At December 31, 2013 and 2012, the following financial instruments were outstanding whose contract amounts represent credit risk.

	December 31,
	2013	2012
	(In thousands)

Commitments to grant loans	$11,644	$10,759
Unadvanced home equity lines of credit	21,182	18,374
Unadvanced commercial lines of credit	10,829	11,316
Unadvanced funds on construction loans	36,936	24,669
Standby letters of credit	560	374
Overdraft lines of credit	458	461

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
Years Ended December 31, 2013 and 2012
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2013 and 2012, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, it must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since the notification that management believes have changed the Bank’s category.  The Bank’s capital amounts and ratios as of December 31, 2013 and 2012 are presented in the following tables.

	Actual		Minimum Capital Requirements		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2013
Total Capital to Risk-Weighted Assets	$40,732	12.1%	$26,930	8.0%	$33,662	10.0%

Tier 1 capital to Risk-Weighted Assets	36,606	10.9	13,465	4.0	20,197	6.0

Tier 1 Capital to Average Assets	36,606	8.3	13,213	3.0	22,022	5.0

December 31, 2012
Total Capital to Risk-Weighted Assets	$36,819	13.9%	$21,122	8.0%	$26,402	10.0%

Tier 1 capital to Risk-Weighted Assets	33,512	12.7	10,561	4.0	15,841	6.0

Tier 1 Capital to Average Assets	33,512	9.3	10,863	3.0	18,105	5.0

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

16.  EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company has a 401(k) plan which provides for voluntary contributions by participating employees of up to 75% of their compensation, subject to IRS limitations.  The Company matches the employee’s voluntary contribution at a level of 150% of the employee’s contributions up to the first 7% of the employee’s compensation.  Total plan expense for the years ended December 31, 2013 and 2012 amounted to $380 thousand and $313 thousand, respectively.

Supplemental retirement agreements

The Company has entered into a supplemental retirement agreement with a current officer, which provides for payments upon attaining the retirement age specified in the agreements.  The present value of these future payments is accrued over the remaining service term and at December 31, 2013 and 2012, amounted to $476 thousand and $296 thousand, respectively.  Supplemental retirement benefits generally vest as they are accrued, however a termination of employment subsequent to a change in control of the Company will result in the vesting of all benefits that would have accrued to the officer’s normal retirement date.  Total supplemental retirement expense for the years ended December 31, 2013 and 2012 amounted to $180 thousand and $101 thousand, respectively.

Endorsement split-dollar life insurance arrangements

The Company is the sole owner of life insurance policies pertaining to certain of the Company’s executives.  The Company has entered into agreements with these executives whereby the Company has agreed to maintain a life insurance policy in effect during the executives’ retirement, which will pay to the executives’ estates or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies.  Total split-dollar insurance expense for the years ended December 31, 2013 and 2012 amounted to $9 thousand and $24 thousand, respectively.

Employee Bonus

The Company has established an employee bonus program whereby approximately 5-10% of the Company’s consolidated income, before income taxes and incentive compensation expense, is allocated for distribution to eligible employees.  Total bonus expense for the years ended December 31, 2013 and 2012 amounted to $419 thousand and $402 thousand, respectively.

Equity Incentive Plan

Under the Company’s 2012 Equity Incentive Plan (the “Equity Incentive Plan”), the Company may grant stock options to its directors and employees in the form of incentive stock options and non-qualified stock options for up to 240,751 shares of its common stock. The exercise price of each stock option shall not be less than the fair market value of the Company’s common stock on the date of the grant, and the maximum term of each option is ten years from the date of each award.  The vesting period is five years from the date of grant, with vesting at 20% per year.

A restricted stock award (the “award”) is a grant of shares of Company common stock for no consideration, subject to a vesting schedule or the satisfaction of market conditions or performance criteria. Under the Equity Incentive Plan the Company may also grant stock awards to management, employees and directors for up to 96,286 shares. Awarded shares are held in reserve for each grantee by the Company’s transfer agent, and will be issued from previously authorized but unissued shares upon vesting. The fair value of the stock awards, based on the market price at the grant date, will be recognized over the five year vesting period.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

Stock Options

On October 1, 2012, in accordance with the Equity Incentive Plan, the Board of Directors granted options to purchase 203,395 shares of its common stock to its management, employees and directors.  The fair value of stock options granted on October 1, 2012 was $4.69.

On October 1, 2013, in accordance with the Equity Incentive Plan, the Board of Directors granted options to purchase 10,500 shares of its common stock to certain employees.  The fair value of stock options granted on October 1, 2013 was $5.62.

The value of options granted under each award was estimated using a Black-Scholes option-pricing model with the following assumptions:

	October 1, 2013	October 1, 2012
Expected dividends	0.00%	0.00%
Expected term	10 years	10 years
Expected volatility	16.7%	19.7%
Risk-free interest rate	2.64%	1.64%

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

A summary of option activity under the Equity Incentive Plan for the year ended December 31, 2013, is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at beginning of year	203	$15.35	4.75
Granted	10	17.45	4.75
Exercised	(1)	15.35	-

Outstanding at end of year	212	$15.45	3.80	$872
Options exercisable at end of year	40	$15.35	3.75	$ 79

For the years ended December 31, 2013 and 2012, share based compensation expense applicable to the stock options was $194 thousand and $48 thousand, respectively, and the recognized tax benefit related to this expense was $37 thousand and $9 thousand, respectively.

Unrecognized compensation expense for non-vested stock options totaled $772 thousand as of December 31, 2013, which will be recognized over the remaining vesting period of 3.80 years.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

Stock Awards

On October 1, 2012, the Board of Directors granted restricted stock awards of 86,539 to its management, employees and directors.  On October 1, 2013, the Board of Directors granted restricted stock awards of 2,750 to certain employees.

The following table presents the activity in non-vested stock awards under the Equity Incentive Plan for the year ended December 31, 2013:

	Number of Shares	Grant-date Fair Value
	(In thousands)
Non-vested stock awards at beginning of year	87	$15.35
Restricted shares granted	3	17.45
Shares vested	(17)	15.35

Non-vested stock awards at end of year	73	$15.43

For the year ended December 31, 2013 and 2012, compensation expense applicable to the stock awards was $268 thousand and $66 thousand, respectively, and the recognized tax benefit related to this expense was $107 thousand and $27 thousand, respectively. Unrecognized compensation expense for non-vested restricted stock totaled $1.0 million as of December 31, 2013, which will be recognized over the remaining weighted average vesting period of 3.78 years.

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock.  The ESOP is a tax-qualified retirement plan for the benefit of all Company employees.  Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

The Company granted a loan to the ESOP for the purchase of shares of the Company’s common stock on the closing date of the Conversion.  As of December 31, 2013, the ESOP holds 192,572 shares, or 7.85% of the common stock outstanding on that date.  The loan obtained by the ESOP from the Company to purchase common stock is payable annually over 15 years at the rate of 3.25% per annum.  The loan can be prepaid without penalty.  Loan payments are expected to be funded by cash contributions from the Company.  The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid.  Cash dividends paid on allocated shares will be distributed to participants and cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP.  Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

At December 31, 2013, the remaining principal balance on the ESOP debt is payable as follows:

Year Ending December 31,	Amount
(In thousands)

2014	$108
2015	112
2016	116
2017	119
2018	123
Thereafter	1,141

$1,719

Shares held by the ESOP include the following:

	December 31, 2013	December 31, 2012

Allocated	25,676	12,838
Unallocated	166,896	179,734

	192,572	192,572

The fair value of unallocated shares was approximately $3.3 million and $2.8 million at December 31, 2013 and December 31, 2012, respectively.

Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2013 and 2012 was $219 thousand and $181 thousand, respectively.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

17. LOANS TO RELATED PARTIES

Information pertaining to loans to directors, executive officers and their associates (exclusive of loans to any such persons which in the aggregate do not exceed $60 thousand) is as follows:

	Years Ended December 31,
	2013	2012
	(In thousands)

Balance at beginning of year	$2,828	$3,467
Principal additions	1,810	152
Principal payments	(699)	(791)

Balance at end of year	$3,939	$2,828

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

19. STOCK REPURCHASE PLAN

On October 1, 2012, the Board of Directors approved the repurchase of up to 96,286 shares, or approximately 4.0% of the Company’s outstanding common stock. At December 31, 2013 and 2012, the Company had repurchased and retired 40,535 shares and 13,080 shares, respectively.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2013 and 2012
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

Securities available for sale:  Fair value measurements are obtained from a third-party pricing service and are not adjusted by management.  All securities are measured at fair value in Level 2 based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

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

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

Forward loan sale commitments and derivative loan commitments: The fair value of forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans, including servicing values as applicable.  The fair value of derivative loan commitments also considers the probability of such commitments being exercised.

Off-balance sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The fair values of these instruments are considered immaterial.

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012 are summarized below.

	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

December 31, 2013

Assets
Securities available for sale	$--	$36,672	$--	$36,672
Forward loan sale commitments	--	36	--	36

Total assets	$--	$36,708	$--	$36,708

Liabilities
Derivative loan commitments	$--	$12	$--	$12

December 31, 2012

Assets
Securities available for sale	$--	$39,256	$--	$39,256
Derivative loan commitments	--	10	--	10
Forward loan sale commitments	--	22	--	22

Total Assets	$--	$39,288	$--	$39,288

Liabilities
Forward loan sale commitments	$--	$18	$--	$18

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other assets and liabilities at fair value on a non-recurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. At December 31, 2013, there were no assets or liabilities measured at fair value on a non-recurring basis. For the year ended December 31, 2013, net losses relating to assets measured at fair value on a non-recurring basis totaled $11 thousand.  At December 31, 2012, assets measured at fair value on a non-recurring basis consisted of impaired loans categorized as level 3 amounting to $82 thousand.  For the year ended December 31, 2012, gains amounting to $21 thousand were recorded relating to assets measured at fair value on a non-recurring basis.  There were no liabilities measured at fair value on a non-recurring basis during the year ended December 31, 2012.

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

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2013
Financial assets:
Cash and cash equivalents	$19,067	$19,067	$--	$--	$19,067
Certificates of deposit	100	100	--	--	100
Securities available for sale	36,672	--	36,672	--	36,672
FHLB stock	3,176	--	--	3,176	3,176
Loans held for sale	825	--	825	--	825
Loans, net	383,718	--	--	383,420	383,420
Accrued interest receivable	1,044	--	--	1,044	1,044
Forward loan sale commitments	36	--	36	--	36

Financial liabilities:					--
Deposits	$357,518	$--	$--	$356,850	$356,850
Short-term borrowings	9,000	--	9,000	--	9,000
Long-term debt	43,500	--	43,493	--	43,493
Accrued interest payable	7			7	7
Derivative loan commitments	12	--	12	--	12

 Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2012
Financial assets:
Cash and cash equivalents	$18,218	$18,218	$--	$--	$18,218
Certificates of deposit	600	600	--	--	600
Securities available for sale	39,256	--	39,256	--	39,256
FHLB stock	2,005	--	--	2,005	2,005
Loans held for sale	9,130	--	9,130	--	9,130
Loans, net	294,091	--	--	294,618	294,618
Accrued interest receivable	1,019	--	--	1,019	1,019
Derivative loan commitments	10	--	10	--	10
Forward loan sale commitments	22	--	22	--	22

Financial liabilities:					--
Deposits	$298,059	$--	$--	$298,949	$298,949
Long-term debt	31,500	--	31,961	--	31,961
Accrued interest payable	5	--	--	5	5
Forward loan sale commitments	18	--	18	--	18