Form 10-Q
period 2014-03-31
Wellesley Bancorp, Inc.
filed 2014-05-12
CIK 1526952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes ☐ No ☒

As of May 1, 2014, there were 2,454,865 shares of the registrant’s common stock outstanding.

WELLESLEY BANCORP, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Assets

Cash and due from banks	$2,794	$2,685
Short-term investments	14,009	16,382
Total cash and cash equivalents	16,803	19,067

Certificates of deposit	100	100
Securities available for sale, at fair value	42,344	36,672
Federal Home Loan Bank of Boston stock, at cost	3,176	3,176
Loans held for sale	1,323	825

Loans	402,019	387,931
Less allowance for loan losses	(4,393)	(4,213)
Loans, net	397,626	383,718

Bank-owned life insurance	6,665	6,607
Premises and equipment, net	3,758	3,805
Accrued interest receivable	1,118	1,044
Net deferred tax asset	1,990	1,997
Other assets	1,273	1,509

Total assets	$476,176	$458,520

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$45,923	$44,864
Interest-bearing	335,845	312,654
	381,768	357,518
Short-term borrowings	4,000	9,000
Long-term debt	41,500	43,500
Accrued expenses and other liabilities	1,479	1,713
Total liabilities	428,747	411,731

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	--	--
Common stock, $0.01 par value; 14,000,000 shares authorized, 2,454,865 shares issued and outstanding at March 31, 2014; 2,454,465 issued and outstanding at December 31, 2013	24	24
Additional paid-in capital	22,999	22,845
Retained earnings	25,817	25,423
Accumulated other comprehensive income	226	166
Unearned compensation – ESOP	(1,637)	(1,669)
Total stockholders' equity	47,429	46,789

Total liabilities and stockholders' equity	$476,176	$458,520

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months
	Ended March 31,
	2014	2013
	(Dollars in thousands
	except per share data)
Interest and dividend income:
Interest and fees on loans and loans held for sale	$4,355	$3,745
Debt securities:
Taxable	148	144
Tax-exempt	44	53
Interest on short-term investments and certificates of deposit	8	10
Dividends on FHLB stock	12	2
Total interest and dividend income	4,567	3,954
Interest expense:
Deposits	668	540
Short-term borrowings	5	--
Long-term debt	128	121
Total interest expense	801	661

Net interest income	3,766	3,293
Provision for loan losses	180	100
Net interest income, after provision for loan losses	3,586	3,193

Noninterest income:
Customer service fees	34	40
Gain on sales and calls of securities, net	16	--
Mortgage banking activities	22	24
Income on bank-owned life insurance	58	45
Wealth management fees	112	88
Miscellaneous	11	12
Total noninterest income	253	209
Noninterest expenses:
Salaries and employee benefits	1,873	1,431
Occupancy and equipment	500	340
Data processing	156	126
FDIC insurance	68	67
Professional fees	177	132
Advertising	93	26
Other general and administrative	317	295
Total noninterest expenses	3,184	2,417

Income before income taxes	655	985
Provision for income taxes	261	390

Net income	394	595

Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	113	(111)
Reclassification adjustment for net gains realized in income	(16)	--
Tax effect	(37)	44

Total other comprehensive income (loss)	60	(67)

Comprehensive income	$454	$528

Earnings per common share:
Basic	$0.17	$0.26
Diluted	$0.17	$0.26
Weighted average shares outstanding:
Basic	2,289,258	2,291,994
Diluted	2,290,424	2,291,994

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2014 and 2013

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Unearned Compensation	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	ESOP	Equity
(Dollars in thousands)
Balance at December 31, 2012	2,480,610	$24	$22,751	$23,203	$790	$(1,797)	$44,971

Net income	--	--	--	595	--	--	595
Other comprehensive loss	--	--	--	--	(67)	--	(67)
Purchase and retirement of treasury shares	(18,200)	--	(284)	--	--	--	(284)
Share based compensation- equity incentive plan	--	--	113	--	--	--	113
ESOP shares committed to be allocated (3,209)	--	--	18	--	--	32	50

Balance at March 31, 2013	2,462,410	$24	$22,598	$23,798	$723	$(1,765)	$45,378

Balance at December 31, 2013	2,454,465	$24	$22,845	$25,423	$166	$(1,669)	$46,789

Net income	--	--	--	394	--	--	394
Other comprehensive income	--	--	--	--	60	--	60
Share based compensation- equity incentive plan	--	--	120	--	--	--	120
Issuance of stock under stock option plan	400	--	6	--	--	--	6
ESOP shares committed to be allocated (3,209)	--	--	28	--	--	32	60

Balance at March 31, 2014	2,454,865	$24	$22,999	$25,817	$226	$(1,637)	$47,429

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$$394	$$595
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan losses	180	100
Depreciation and amortization	140	83
Net amortization of securities	40	62
Gain on sales and calls of securities, net	(16)	--
Principal amount of loans sold	4,261	14,642
Loans originated for sale	(4,781)	(7,794)
Accretion of net deferred loan fees	(75)	(73)
Income on bank-owned life insurance	(58)	(45)
Deferred income tax (benefit) provision	(31)	36
ESOP expense	60	50
Share-based compensation	120	113
Net change in other assets and liabilities	(69)	(282)
Net cash provided by operating activities	165	7,487

Cash flows from investing activities:
Maturities of certificates of deposit	--	250
Activity in securities available for sale:
Maturities, prepayments and calls	2,290	1,547
Purchases	(8,797)	(993)
Sales	906	--
Purchase of FHLB stock	--	(25)
Loan originations, net of principal payments	(13,991)	(16,695)
Additions to premises and equipment	(93)	(384)
Net cash used by investing activities	(19,685)	(16,300)

Cash flows from financing activities:
Net increase in deposits	24,250	4,542
Decrease in short-term borrowings	(5,000)	--
Proceeds from long-term debt	--	5,000
Repayments of long term debt	(2,000)	--
Issuance of stock under stock option plan	6	--
Purchase and retirement of treasury stock	--	(284)
Net cash provided by financing activities	17,256	9,258

Net change in cash and cash equivalents	(2,264)	445
Cash and cash equivalents at beginning period	19,067	18,218
Cash and cash equivalents at end of period	$16,803	$18,663

Supplementary information:
Interest paid	$798	$663
Income taxes paid	150	60

See accompanying notes to consolidated financial statements.

WELLESLEY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary; Wellesley Bank (the “Bank”), the principal operating entity, and its wholly-owned subsidiaries; Wellesley Securities Corporation, which engages in the business of buying, selling and dealing in securities exclusively on its own behalf; Wellesley Investment Partners, LLC, formed to provide investment management services for individuals, not-for-profit entities and businesses; and Central Linden, LLC, to hold, manage and sell foreclosed real estate.  All significant intercompany balances and transactions have been eliminated in consolidation.  These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2013 Annual Report on Form 10-K.  The results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any other period.

NOTE 2 – LOAN POLICIES

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

General component
The general component is based on the following loan segments: residential real estate, commercial real estate, construction, commercial, home equity lines of credit and other consumer.  Management considers a rolling average of historical losses for each segment based on a time frame appropriate to capture relevant loss data for each loan segment, which generally ranges from 3-10 years.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume, concentrations and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.  There were no significant changes to the Company’s policies or methodology pertaining to the general component of the allowance during the first quarter of 2014.

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

Home equity lines of credit – Loans in this segment are collateralized by one-to-fourfamily residential real estate and repayment is dependent on the credit quality of the individual borrower.  The Company typically does not hold a first mortgage position on homes that secure home equity lines of credit. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

NOTE 3 – COMPREHENSIVE INCOME

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

The components of accumulated other comprehensive income and related tax effects are as follows:

	March 31,	December 31,
	2014	2013
	(In thousands)

Unrealized holding gains on securities available for sale	$368	$271
Tax effect	(142)	(105)
Net-of tax amount	$226	$166

NOTE 4 – RECENT ACCOUNTING AND REGULATORY PRONOUNCEMENTS

In July 2013, federal banking regulators approved minimum requirements for both the quantity and quality of capital held by community banking institutions.  The rule includes a new minimum ratio of common equity Tier 1 capital to risk weighted assets of 4.5%, raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and includes a minimum leverage ratio of 4.0% for all banking organizations.  Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers.  The Company must begin complying with the rule on January 1, 2015.  The Company is currently evaluating the rule but believes that it will continue to exceed all the minimum capital ratio requirements.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(In thousands)
Residential mortgage-backed securities:
Government National Mortgage Association	$6,810	$175	$(14)	$6,971
Government-sponsored enterprises	9,463	180	(44)	9,599
SBA and other asset-backed securities	8,018	56	(110)	7,964
State and municipal bonds	5,263	130	(6)	5,387
Government-sponsored enterprise obligations	5,000	--	(53)	4,947
Corporate bonds	7,422	79	(25)	7,476
	$41,976	$620	$(252)	$42,344

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(In thousands)
Residential mortgage-backed securities:
Government National Mortgage Association	$7,673	$191	$(33)	$7,831
Government-sponsored enterprises	9,622	153	(93)	9,682
SBA and other asset-backed securities	5,089	15	(90)	5,014
State and municipal bonds	4,025	101	(6)	4,120
Government-sponsored enterprise obligations	2,060	4	(50)	2,014
Corporate bonds	7,932	79	--	8,011
	$36,401	$543	$(272)	$36,672

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2014 are as follows.  Expected maturities may differ from contractual maturities because the issuer, in certain instances, has the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2014
	Amortized Cost	Fair Value

	(In thousands)

Within 1 year	$2,248	$2,258
After 1 year to 5 years	6,516	6,580
After 5 years to 10 years	4,266	4,306
After 10 years	4,655	4,666
	17,685	17,810
Mortgage- and asset-backed securities	24,291	24,534
	$41,976	$42,344

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

	(In thousands)
March 31, 2014
Residential mortgage-backed securities:
Government National Mortgage Association	$(14)	$723	$--	$--
Government-sponsored enterprises	(10)	2,163	(34)	880
SBA and other asset-backed securities	(41)	3,494	(69)	848
State and municipal bonds	(2)	630	(4)	296
Government-sponsored enterprise obligations	(26)	3,974	(27)	973
Corporate bonds	(25)	1,702	--	--
	$(118)	$12,686	$(134)	$2,997

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

	(In thousands)
December 31, 2013
Residential mortgage-backed securities:
Government National Mortgage Association	$(33)	$1,496	$--	$--
Government-sponsored enterprises	(93)	4,864	--	--
SBA and other asset-backed securities	(90)	2,164	--	--
State and municipal bonds	(2)	251	(4)	296
Government-sponsored enterprise obligations	(50)	949	--	--
	$(268)	$9,724	$(4)	$296

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the balances of loans is as follows:

	March 31,	December 31,
	2014	2013
	(In thousands)
Real estate loans:
Residential – fixed	$21,949	$21,101
Residential – variable	171,364	160,618
Commercial	86,544	82,367
Construction	79,794	80,103
	359,651	344,189

Commercial loans:
Secured	14,254	14,977
Unsecured	1,398	1,453
	15,652	16,430

Consumer loans:
Home equity lines of credit	26,467	27,092
Other	385	415
	26,852	27,507

Total loans	402,155	388,126

Less:
Allowance for loan losses	(4,393)	(4,213)
Net deferred loan origination fees	(136)	(195)

Loans, net	$397,626	$383,718

The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014 and 2013:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Three Months Ended March 31, 2014

Allowance at December 31, 2013	$1,351	$887	$1,305	$426	$213	$7	$24	$4,213
Provision (credit) for loan losses	74	134	2	(36)	(5)	(1)	12	180
Loans charged off	--	--	--	--	--	--	--	--

Allowance at March 31, 2014	$1,425	$1,021	$1,307	$390	$208	$6	$36	$4,393

Three Months Ended March 31, 2013

Allowance at December 31, 2012	$1,157	$1,041	$918	$456	$171	$11	$90	$3,844
Provision (credit) for loan losses	102	(122)	58	(16)	21	--	57	100
Loans charged off	--	--	--	(36)	--	--	--	(36)

Allowance at March 31, 2013	$1,259	$919	$976	$404	$192	$11	$147	$3,908

Additional information pertaining to the allowance for loan losses at March 31, 2014 and December 31, 2013 is as follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated		Total
	(In thousands)
March 31, 2014

Allowance related to loans individually evaluated and deemed to be impaired	$--	$77	$--	$--	$--	$--		$--	$77

Allowance related to loans individually evaluated and not deemed impaired, and those collectively evaluated for impairment	1,425	944	1,307	390	208	6		36	4,316

Total allowance	$1,425	$1,021	$1,307	$390	$208	$6		$36	$4,393

Loan balances individually evaluated and deemed to be impaired	$423	$5,247	$--	$29	$427	$--		$--	$6,126

Loan balances individually evaluated and not deemed impaired, and those collectively evaluated for impairment	192,890	881,297	779,794	115,623	226,040	385		---	396,029

Total loans	$193,313	$886,544	$779,794	$115,652	$226,467	$385	$	---	$402,155

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
December 31, 2013

Allowance related to loans individually evaluated and deemed to be impaired	$--	$--	$--	$--	$--	$--	$--	$--

Allowance related to loans individually evaluated and not deemed impaired, and those collectively evaluated for impairment	1,351	887	1,305	426	213	7	24	4,213

Total allowance	$1,351	$887	$1,305	$426	$213	$7	$24	$4,213

Loan balances individually evaluated and deemed to be impaired	$425	$5,269	$--	$34	$427	$--	$--	$6,155

Loan balances individually evaluated and not deemed impaired, and those collectively evaluated for impairment	181,294	77,098	80,103	16,396	26,665	415	--	381,971

Total loans	$181,719	$82,367	$80,103	$16,430	$27,092	$415	$--	$388,126

The following is a summary of past due and non-accrual loans at March 31, 2014 and December 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing (1)	Non-accrual Loans
	(In thousands)
March 31, 2014

Residential real estate	$--	$226	$197	$423	$--	$423
Commercial real estate	--	--	791	791	--	2,651
Home equity lines of credit	--	--	392	392	--	429
Other consumer loans	2	--	--	2	--	--
Total	$2	$226	$1,380	$1,608	--	$3,503

December 31, 2013

Residential real estate	$--	$335	$90	$425	$--	$639
Commercial real estate	867	791	--	1,658	--	2,645
Commercial	--	--	34	34	--	34
Home equity lines of credit	136	308	583	1,027	191	427

Total	$$1,003	$$1,434	$$707	$$3,144	$$191	$$3,745

(1)	Represents loans past maturity for which monthly interest payments are being received.

The following is a summary of impaired loans at March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$423	$423	$--	$425	$425	$--
Commercial real estate	4,456	4,456	--	5,269	5,269	--
Commercial	29	29	--	34	34	--
Home equity lines of credit	427	427	--	427	427	--
Total	5,335	5,335	--	6,155	6,155	--

Impaired loans with a valuation allowance:
Commercial real estate	791	791	77	--	--	--

Total impaired loans	$6,126	$6,126	$77	$6,155	$6,155	$--

Additional information pertaining to impaired loans follows:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on cash basis
	(In thousands)
Residential real estate	$424	$4	$3	$605	$7	$7
Commercial real estate	5,258	64	53	6,104	117	90
Commercial	31	4	--	372	2	2
Home equity lines of credit	427	--	1	103	1	1
Total	$6,140	$72	$57	$7,184	$127	$100

No additional funds are committed to be advanced in connection with impaired loans.

There were no troubled debt restructurings recorded during the three months ended March 31, 2014 and 2013.

There were no troubled debt restructurings that defaulted during the three months ended March 31, 2014 and 2013, and for which default was within one year of the restructure date.

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

The following table presents the Company’s loans by risk rating:

	March 31, 2014				December 31, 2013
	Commercial Real Estate	Construction	Commercial	Total	Commercial Real Estate	Construction	Commercial	Total
	(In thousands)

Loans rated 1 -3 and 31	$75,242	$79,794	$15,025	$170,061	$71,547	$80,103	$15,019	$166,669
Loans rated 4	8,914	--	393	9,307	8,418	--	1,168	9,586
Loans rated 5	1,597	--	234	1,831	2,402	--	243	2,645
Loans rated 6	791	--	--	791	--	--	--	--
Total	$86,544	$79,794	$15,652	$181,990	$82,367	$80,103	$16,430	$178,900

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

Short-term borrowings:  The carrying amount of short-term borrowings approximates fair value based on the short-term nature of the liabilities.

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

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 are summarized below.

	March 31, 2014
	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Assets
Securities available for sale	$--	$42,344	$--	$42,344
Forward loan sale commitments	--	18	--	18

Total assets	$--	$42,362	$--	$42,362

Liabilities
Derivative loan commitments	$--	$2	$--	$2
	December 31, 2013
	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Assets
Securities available for sale	$--	$36,672	$--	$36,672
Forward loan sale commitments	--	36	--	36

Total assets	$--	$36,708	$--	$36,708

Liabilities
Derivative loan commitments	$--	$12	$--	$12

Assets measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of March 31, 2014 and December 31, 2013.

	March 31, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans	$--	$--	$791	$--	$--	$--

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	Total Gains (Losses)	Total Gains (Losses)
	(In thousands)
Impaired loans	$(77)	$94

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

There are no liabilities measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013.

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

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2014
Financial assets:
Cash and cash equivalents	$16,803	$16,803	$--	$--	$16,803
Certificates of deposit	100	100	--	--	100
Securities available for sale	42,344	--	42,344	--	42,344
FHLB stock	3,176	--	--	3,176	3,176
Loans held for sale	1,323	--	1,323	--	1,323
Loans, net	397,626	--	--	397,979	397,979
Accrued interest receivable	1,118	--	--	1,118	1,118
Forward loan sale commitments	18	--	18	--	18

Financial liabilities:
Deposits	$381,768	$--	$--	$381,137	$381,137
Short-term borrowings	4,000	--	4,000	--	4,000
Long-term debt	41,500	--	41,472	--	41,472
Accrued interest payable	7	--	--	7	7
Derivative loan commitments	2	--	2	--	2

December 31, 2013
Financial assets:
Cash and cash equivalents	$19,067	$19,067	$--	$--	$19,067
Certificates of deposit	100	100	--	--	100
Securities available for sale	36,672	--	36,672	--	36,672
FHLB stock	3,176	--	--	3,176	3,176
Loans held for sale	825	--	825	--	825
Loans, net	383,718	--	--	383,420	383,420
Accrued interest receivable	1,044	--	--	1,044	1,044
Forward loan sale commitments	36	--	36	--	36

Financial liabilities:
Deposits	$357,518	$--	$--	$356,850	$356,850
Short-term borrowings	9,000	--	9,000	--	9,000
Long-term debt	43,500	--	43,493	--	43,493
Accrued interest payable	7	--	--	7	7
Derivative loan commitments	12	--	12	--	12

NOTE 8 – EMPLOYEE STOCK OWNERSHIP PLAN

The Bank maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock.  This plan is a tax-qualified retirement plan for the benefit of all Bank employees.  Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

The Company granted a loan to the ESOP for the purchase of shares of the Company’s common stock in connection with the Bank’s conversion to stock form.  As of March 31, 2014, the ESOP held 192,572 shares, or 7.82%, of the common stock outstanding on that date.  The loan obtained by the ESOP from the Company to purchase common stock is payable annually over 15 years at the rate of 3.25% per annum.  The loan can be prepaid without penalty.  Loan payments are expected to be funded by cash contributions from the Bank.  The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid.  Cash dividends paid on allocated shares will be distributed to participants and cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP.  Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Shares held by the ESOP include the following:

March 31, 2014

Allocated	25,676
Committed to be allocated	3,209
Unallocated	163,687

192,572

The fair value of unallocated shares was approximately $3.2 million at March 31, 2014.

Total compensation expense recognized in connection with the ESOP for the three month periods ended March 31, 2014 and 2013 was $60 thousand and $50 thousand, respectively.

NOTE 9– EQUITY INCENTIVE PLAN

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

A summary of option activity under the Equity Incentive Plan for the three months ended March 31, 2014, is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at beginning of period	212	$15.45	3.80
Granted	--	--	--
Exercised	(1)	15.35	--

Outstanding at end of period	211	$15.45	3.55	$775

Options exercisable at end of period	39	$15.35	3.50	$147

For the three months ended March 31, 2014 and 2013, share based compensation expense applicable to the stock options was $51 thousand and $48 thousand, respectively, and the recognized tax benefit related to this expense was $9 thousand for both periods.

Unrecognized compensation expense for non-vested stock options totaled $721 thousand as of March 31, 2014, which will be recognized over the remaining vesting period of 3.55 years.

Stock Awards
On October 1, 2012, the Board of Directors granted restricted stock awards of 86,539 to its management, employees and directors.  On October 1, 2013, the Board of Directors granted restricted stock awards of 2,750 to certain employees.

There was no activity in non-vested stock awards under the Equity Incentive Plan for the three months ended March 31, 2014.

For the three months ended March 31, 2014 and 2013, compensation expense applicable to the stock awards was $69 thousand and $65 thousand, respectively, and the recognized tax benefit related to this expense was $27 thousand and $27 thousand, respectively. Unrecognized compensation expense for non-vested restricted stock totaled $973 thousand as of March 31, 2014, which will be recognized over the remaining weighted average vesting period of 3.53 years.

NOTE 10 – EARNINGS PER COMMON SHARE

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Under the Company’s Equity Incentive Plan, stock awards granted on October 1, 2013 and 2012 contain non-forfeitable dividend rights. Accordingly, these shares are considered outstanding for computation of basic earnings per share.  Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock awards and are determined using the treasury stock method. There were no potentially dilutive common stock equivalents as of March 31, 2013.

Earnings per common share have been computed as follows:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(Dollars in thousands)
Net income applicable to common stock	$394	$595

Average number of common shares outstanding	2,454,549	2,471,728
Less: Average unallocated ESOP shares	(165,292)	(179,734)
Average number of common shares outstanding used to calculate basic earnings per common share	2,289,257	2,291,994

Dilutive effect of stock options	1,167	--

Average number of common shares outstanding used to calculate diluted earnings per common share	2,290,424	2,291,994

NOTE 11 – STOCK REPURCHASE PLAN

On October 1, 2012, the Board of Directors approved the repurchase of up to 96,286 shares, or approximately 4.0% of the Company’s outstanding common stock. At March 31, 2014, the Company had repurchased and retired 40,535 shares.

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

Forward-looking statements are not guarantees of future performance.  Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements.  Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines.  Additional factors that may affect our results are discussed in the Company’s 2013 Annual Report on Form 10-K under the section titled “Item 1A.–Risk Factors.”  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

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

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

General.  Total assets increased $17.7 million, or 3.9%, from $458.5 million at December 31, 2013 to $476.2 million at March 31, 2014.  Total asset growth was primarily the result of  an increase in net loans of $13.9 million, or 3.6%, and an increase of $5.7 million, or 15.5%, in securities available for sale, partially offset by a reduction of $2.3 million, or 11.9%, in cash and cash equivalents.

Loans. The $13.9 million increase in loans was due primarily to an increase of $11.6 million, or 6.4%, in residential real estate loans. We have expanded our residential lending activity through the addition of commissioned loan originators, the expansion of our CRA assessment area and recent opening of offices in Wellesley Lower Falls and Boston. Adjustable-rate residential mortgage loans increased $10.7 million, or 6.7%, to $171.4 million while fixed-rate residential loans increased $848 thousand, or 4.0%. At March 31, 2014, loans past due 30-59 days have decreased $1.0 million and loans past due 60-89 days have decreased $1.2 million as fewer customers are experiencing payment difficulties, allowing balances to be brought current.  Loans past due 90 days or more have increased $679 thousand as compared to December 31, 2013, primarily due to one commercial real estate loan becoming delinquent. Substantially all delinquent loans are secured by real estate collateral with values exceeding outstanding loan principal. Any losses expected on delinquent loans have been reflected as specific reserves in the allowance for loan losses as of March 31, 2014.

Securities.  Total securities increased from $36.7 million at December 31, 2013 to $42.3 million at March 31, 2014, primarily due to the investment of excess liquid funds in Small Business Administration securities and government sponsored enterprise obligations.

Deposits.  Total deposits increased $24.3 million, or 6.8%, from $357.5 million at December 31, 2013 to $381.8 million at March 31, 2014.  Savings accounts increased $18.8 million primarily due to new account openings and the movement of funds into our premium priced relationship savings account.  Term certificates of deposit increased $10.8 million as we have increased funding from a national deposit clearinghouse. Partially offsetting these increases was a decrease of $3.2 million in money market deposit accounts.

Borrowings.  We use borrowings from a variety of sources to supplement our supply of funds for loans and securities.  Long-term debt, consisting entirely of FHLB advances, decreased $2.0 million, or 4.6%, for the three months ended March 31, 2014.  The decrease in long-term FHLB advances was due to paying off certain advances at maturity.  Short-term borrowings consist entirely of advances from the FHLB with initial maturities less than one year.  Balances of short-term borrowings have decreased $5.0 million, or 55.6%, since December 31, 2013 as excess funds became available due to growth in retail deposits.

Stockholders’Equity.  Stockholders’ equity increased $640 thousand, or 1.4%, from $46.8 million at December 31, 2013 to $47.4 million at March 31, 2014, primarily as a result of net income for the quarter of $394 thousand, and share based compensation related to the equity incentive plan of $120 thousand.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Overview.  Net income for the three months ended March 31, 2014 was $394 thousand compared to net income of $595 thousand for the three months ended March 31, 2013.  The $201 thousand decrease was primarily due to personnel and occupancy costs associated with operating our new office locations, the addition of retail and operational support personnel throughout the organization, and the expansion of our marketing and promotional activities within the communities we serve. Bank growth during the past year has contributed to increases in net interest income and noninterest income, offset by an increase in noninterest expenses. Net interest income increased $473 thousand, or 14.4%, while noninterest expense increased $767 thousand, or 31.7%.

Net Interest Income.  Net interest income for the three months ended March 31, 2014 was $3.8 million, as compared to $3.3 million for the three months ended March 31, 2013.  The increase in net interest income was primarily due to increases in the average balances of loans, partially offset by declines in yields on loans.

Interest and dividend income increased $613 thousand, or 15.5%, from $4.0 million for the three-month period ended March 31, 2013 to $4.6 million for the three months ended March 31, 2014.  The average balance of interest-earning assets increased 23.3%, while the average rate earned on these assets decreased by 27 basis points (bp).  The decline in yield partially offset the improvement in interest income attributable to asset growth.  Interest and fees on loans increased $610 thousand, or 16.3%, due to a 28.5% increase in the average balance of loans partially offset by a 47 bp decrease in the average rate earned on loans.  Interest income from taxable securities decreased $9 thousand, or 17.8%, due to a decline in the average balances for the three months ended March 31, 2014 as compared to the prior year, which was partially offset by an increase in the average rate of 12 bp on taxable securities compared to the prior year period.

The increase in interest expense was primarily due to an increase in average balances of deposits.  The average balance of interest-bearing deposits increased $65.1 million, or 25.1%,  in the three-month period ended March 31, 2014 compared to the same period in 2013, while the average rate paid on interest bearing deposits decreased 1 bp.  The rate paid on savings accounts increased 26 bp primarily due to the higher cost of our premium relationship savings account.  The average balance of savings accounts increased $35.2 million to $78.0 million, as compared to the prior year.   The cost of term certificates of deposit increased $22 thousand to $434 thousand as we have grown our retail deposit balances and added $15.5 million of term deposits through a national certificate of deposit clearinghouse. The average balance of long-term FHLB advances increased from $34.9 million to $43.3 million, while rates paid on long-term FHLB advances decreased from 1.41% to 1.20%.  The average rates paid on interest-bearing liabilities decreased by 4 bp from the comparative three-month period.  In addition, we use short-term FHLB borrowings to temporarily fund loan originations and support other short-term liquidity demands. Interest expense on short-term borrowings totaled $5 thousand in the three month period ended March 31, 2014. We did not utilize short-term borrowings in the period ending March 31, 2013.

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

	For the Three Months Ended March 31,
	2014			2013
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Short-term investments	$17,493	$8	0.19%	$17,931	$9	0.21%
Certificates of deposit	100	--	0.22	597	1	0.44
Debt securities:
Taxable	31,928	148	1.89	33,042	144	1.77
Tax-exempt	4,890	44	3.63	5,947	53	3.60
Total loans and loans held for sale	396,748	4,355	4.45	308,882	3,745	4.92
FHLB stock	3,176	12	1.48	2,022	2	0.35
Total interest-earning assets	454,335	4,567	4.08%	368,421	3,954	4.35%
Allowance for loan losses	(4,272)			(3,863)
Total interest-earning assets less allowance for loan losses	450,063			364,558
Noninterest-earning assets	17,391			15,053
Total assets	$467,454			$379,611
Interest-bearing liabilities:
Regular savings accounts	$77,990	141	0.73%	$42,826	50	0.47%
NOW checking accounts	24,562	22	0.36	25,162	20	0.32
Money market accounts	56,791	71	0.50	55,913	58	0.42
Certificates of deposit	165,525	434	1.17	135,837	412	1.23
Total interest-bearing deposits	324,868	668	0.83	259,738	540	0.84
Short-term borrowings	5,844	5	0.31	--	--	--
Long-term debt	43,322	128	1.20	34,855	121	1.41
Total interest-bearing liabilities	374,034	801	0.87%	294,593	661	0.91%
Noninterest-bearing demand deposits	44,863			37,911
Other noninterest-bearing liabilities	1,341			2,010
Total liabilities	420,238			334,514
Stockholders’ equity	47,216			45,097
Total liabilities and stockholders’ equity	$467,454			$379,611
Net interest income		$3,766			$3,293
Net interest rate spread (2)			3.21%			3.44%
Net interest-earning assets (3)	$80,302			$73,828
Net interest margin (4)			3.36%			3.62%
Average total interest-earning assets to average total interest-bearing liabilities	121.47%			125.06%

(1)	Yields for the three month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Short-term investments	$--	$(1)	$(1)
Certificates of deposit	(1)	--	(1)
Debt securities:
Taxable	(5)	9	4
Tax-exempt	(9)	--	(9)
Total loans and loans held for sale	914	(304)	610
FHLB stock	2	8	10
Total interest-earning assets	901	(288)	613

Interest-bearing liabilities:
Regular savings accounts	54	37	91
NOW checking accounts	--	2	2
Money market accounts	1	12	13
Certificates of deposit	59	(37)	22
Total interest-bearing deposits	114	14	128
Short-term borrowings	5	--	5
Long-term debt	18	(11)	7
Total interest-bearing liabilities	137	3	140

Increase (decrease) in net interest income	$764	$(291)	$473

Provision for Loan Losses.  The provision for loan losses was $180 thousand for the three months ended March 31, 2014 compared to $100 thousand for the three months ended March 31, 2013.  In the 2014 period, the provision reflects growth in the loan portfolio, specifically commercial real estate and residential loans, and the addition of a specific reserve related to a commercial real estate loan, partially offset by a reduction in certain loss factors due to improving real estate values and regional economic conditions.

Analysis of Loan Loss Experience.  The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$4,213	$3,844
Provision for loan losses	180	100
Charge-offs:
Commercial loans	--	(36)
Total charge-offs	--	(36)
Recoveries	--	--
Net charge-offs	--	(36)
Balance at end of period	$4,393	$3,908
Allowance for loan losses to nonperforming loans at end of period	125.41%	82.15%
Allowance for loan losses to total loans at end of period	1.09%	1.26%
Net charge-offs to average loans outstanding during the period	0.00%	0.01%

Noninterest Income.  Noninterest income totaled $253 thousand, an increase of $44 thousand, or 21.1%, as wealth management fees increased $24 thousand from the comparable 2013 period.  We also recognized $16 thousand in net gains on sales and calls of securities during the 2014 period, with no gains recognized during the comparable period in 2013.

Noninterest Expenses.  Noninterest expenses increased $767 thousand to $3.2 million during the three months ended March 31, 2014, from $2.4 million for the three months ended March 31, 2013.  Factors that contributed to the increase in noninterest expense during the 2014 period were increased salary and employee benefits expense of $442 thousand resulting from increased staffing levels related to the operation of our newest branch office in Boston, and additional retail and support staff supporting the Company’s growth.   Occupancy and equipment fees increased $160 thousand related to the operation of our newest branch office. Professional service fees increased $45 thousand in support of services related to the increased lending volume, additional compliance and operational support costs and key program initiatives. Marketing and promotion costs have increased $67 thousand due to increased promotional initiatives within the communities we serve.  Additionally, data processing fees increased $30 thousand, as compared to the quarter ended March 31, 2013 due to overall growth in our operations.

Income Taxes.  An income tax provision of $261 thousand was recorded during the quarter ended March 31, 2014 compared to a provision of $390 thousand in the comparable 2013 quarter.  The effective tax rate for the 2014 three-month period was 39.8%, compared with 39.6% for the 2013 three-month period. The change in rates is due to the relative mix of tax exempt income and tax preference items recognized by the Company as a percentage of pre-tax income.

Liquidity and Capital Resources

Liquidity Management.  Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature.  Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities, and borrowings from the FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of securities and prepayments on loans are greatly influenced by general interest rates, economic conditions and competition.

Management regularly adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our interest-rate risk and investment policies.

Our most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and securities available for sale.  The level of these assets depends on our operating, financing, lending and investing activities during any given period.  At March 31, 2014, cash and cash equivalents, which include short-term investments, totaled $16.8 million.  Securities classified as available-for-sale, whose aggregate market value of $42.3 million exceeds cost, and $1.3 million in loans held for sale provide additional sources of liquidity.

At March 31, 2014, we had $4.0 million in short-term borrowings outstanding, represented entirely by FHLB advances, and $41.5 million in long-term debt, also consisting entirely of FHLB advances. At March 31, 2014, we had a total of $50.1 million in unused borrowing capacity from the FHLB.  Short-term borrowings are generally used to fund temporary cash needs due to the timing of loan originations and deposit gathering activities.  Long-term debt is generally used to provide for longer-term funding needs of the Company, including the match funding of loans originated for portfolio.  At March 31, 2014, we also had the ability to borrow $5.0 million from the Co-operative Central Bank, $2.0 million under an unsecured line of credit with a correspondent bank, and $13.1 million from the Federal Reserve Bank under a collateralized borrowing program, none of which was outstanding at that date

At March 31, 2014, we had $75.8 million in loan commitments outstanding, which included $35.3 million in unadvanced funds on construction loans, $20.3 million in unadvanced home equity lines of credit, $11.5 million in unadvanced commercial lines of credit, and $7.7 million in new loan originations.

Term certificates of deposit due within one year of March 31, 2014 amounted to $120.5 million, or 70.8% of total term certificates.  This total has increased $19.8 million from December 31, 2013. Balances of term certificates maturing in more than one year have decreased $9.1 million.  Balances of term certificates that mature within one year reflect customer preferences for greater liquidity of personal funds, while longer-dated certificates reflect a willingness among customers to accept current interest rates for extended time periods.  If maturing deposits are not renewed, we will be required to seek other sources of funds, including new term certificates and other borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing funds.  Management believes, however, based on past experience that a significant portion of our term certificates will be renewed.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and will have to provide for its own liquidity to pay its operating expenses and other financial obligations.  The Company’s primary source of income will be dividends received from the Bank and earnings from investment of net proceeds from the offering retained by the Company.  Massachusetts banking law and FDIC regulations limit distributions of capital.  In addition, the Company is subject to the policy of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality and overall financial condition.  Finally, in connection with its nonobjection to the conversion, the FDIC has required the Bank to commit that for the three-year period immediately following the closing of the conversion it will not make any distribution of capital to the Company, including cash dividends, except in accordance with FDIC on laws and regulations and as provided for in the business plan submitted with the conversion application without the prior approval of the Boston Area Office of the FDIC if such action would cause the Bank’s tier 1 leverage and total risk-based capital ratios to fall below 8.0% and 12.0%, respectively.  At March 31, 2014, the Company had $2.0 million of liquid assets as represented by cash and cash equivalents on an unconsolidated basis.

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks, including a risk-based capital measure.  The Company is also subject to similar capital requirements set by the Federal Reserve Board.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2014, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

We strive to manage our capital for maximum shareholder benefit.  The capital from our stock offering significantly increased our liquidity and capital resources.  Over time, the initial level of liquidity has been reduced as net proceeds from the stock offering were used for general corporate purposes, including the funding of lending activities.  Our financial condition and results of operations were enhanced by the capital from the offering, resulting over time in increased net interest-earning assets and net income.  However, the large increase in equity resulting from the capital raised in the offering has had an adverse impact on our return on equity.  To help us better manage our capital, we may consider the use of such tools as common share repurchases and cash dividends as regulations permit.

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

For the three months ended March 31, 2014, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Qualitative Aspects of Market Risk

One significant risk affecting the financial condition and operating results of the Company and the Bank is interest rate risk.  We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.  Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits.   As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings.  To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Our strategy for managing interest rate risk emphasizes: originating adjustable-rate loans for retention in our loan portfolio; selling in the secondary market substantially all newly originated conforming longer-term fixed rate residential mortgage loans, promoting core deposit products; adjusting the maturities of borrowings and adjusting the investment portfolio mix and duration.  We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income and equity simulations.  The simulations use projected repricing of assets and liabilities at March 31, 2014 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rates can have a significant impact on the simulations.  Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  Our asset sensitivity would be reduced if prepayments slow and would increase if prepayments accelerated.  While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects the estimated effects of changes in interest rates on the present value of our equity at March 31, 2014 and on our projected net interest income from March 31, 2014 through March 31, 2015.

		As of March 31, 2014			Over the Next 12 Months Ending March 31, 2015
		Present Value of Equity			Projected Net Interest Income
Basis Point (“bp”) Change in Rates		$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
		(Dollars in thousands)
300	bp	$57,584	$(10,439)	(15.35)%	$13,642	$(1,707)	(11.12)%
200		60,887	(7,136)	(10.49)	14,162	(1,187)	(7.73)
100		63,985	(4,038)	(5.94)	14,683	(666)	(4.34)
0		68,023	--	--	15,349	--	--
(100)		72,905	4,882	7.18	15,480	131	0.85

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

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A.  Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 24, 2014.  As of March 31, 2014, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 through January 31, 2014	--	--	--	55,751

February 1, 2014 through February 28, 2014	--	--	--	55,571

March 1, 2014 through March 31, 2014	--	--	--	55,571

Total	--		--

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balances Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

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

WELLESLEY BANCORP, INC.

Dated: May 12, 2014	By:	/s/ Thomas J. Fontaine
Thomas J. Fontaine
President and Chief Executive Officer
(principal executive officer)

Dated: May 12, 2014	By:	/s/ Gary P. Culyer
Gary P. Culyer
Chief Financial Officer and Treasurer
(principal financial and accounting officer)