Form 10-Q
period 2014-06-30
Wellesley Bancorp, Inc.
filed 2014-08-08
CIK 1526952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Yes ___  No   X

As of August 1, 2014, there were 2,452,465 shares of the registrant’s common stock outstanding.

WELLESLEY BANCORP, INC.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Assets

Cash and due from banks	$2,775	$2,685
Short-term investments	14,804	16,382
Total cash and cash equivalents	17,579	19,067

Certificates of deposit	100	100
Securities available for sale, at fair value	39,852	36,672
Federal Home Loan Bank of Boston stock, at cost	3,300	3,176
Loans held for sale	1,598	825

Loans	421,338	387,931
Less allowance for loan losses	(4,613)	(4,213)
Loans, net	416,725	383,718

Bank-owned life insurance	6,724	6,607
Premises and equipment, net	3,762	3,805
Accrued interest receivable	1,133	1,044
Net deferred tax asset	2,043	1,997
Other assets	1,488	1,509

Total assets	$494,304	$458,520

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$48,518	$44,864
Interest-bearing	338,468	312,654
	386,986	357,518

Short-term borrowings	4,000	9,000
Long-term debt	53,500	43,500
Accrued expenses and other liabilities	1,708	1,713
Total liabilities	446,194	411,731

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized none issued	--	--
Common stock, $0.01 par value; 14,000,000 shares authorized, 2,452,465 shares issued and outstanding at June 30, 2014; 2,454,465 shares issued and outstanding at December 31, 2013	24	24
Additional paid-in capital	23,146	22,845
Retained earnings	26,187	25,423
Accumulated other comprehensive income	358	166
Unearned compensation – ESOP	(1,605)	(1,669)
Total stockholders' equity	48,110	46,789

Total liabilities and stockholders' equity	$494,304	$458,520

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans and loans held for sale	$4,617	$3,770	$8,972	$7,516
Debt securities:
Taxable	183	133	331	277
Tax-exempt	46	47	90	99
Interest on short-term investments and certificates of deposit	8	8	16	18
Dividends on FHLB stock	11	2	23	4
Total interest and dividend income	4,865	3,960	9,432	7,914
Interest expense:
Deposits	695	538	1,363	1,077
Short-term borrowings	1	1	6	1
Long-term debt	150	134	278	256
Total interest expense	846	673	1,647	1,334

Net interest income	4,019	3,287	7,785	6,580
Provision for loan losses	220	100	400	200
Net interest income, after provision for loan losses	3,799	3,187	7,385	6,380

Noninterest income:
Customer service fees	37	40	71	80
Mortgage banking activities	17	52	39	76
Gain on sale of securities, net	--	103	16	103
Income on bank-owned life insurance	59	57	117	102
Wealth management fees	124	93	236	181
Loss on extinguishment of debt	--	(93)	--	(93)
Miscellaneous	(4)	11	7	23
Total noninterest income	233	263	486	472
Noninterest expense:
Salaries and employee benefits	1,991	1,521	3,864	2,951
Occupancy and equipment	483	356	983	696
Data processing	145	116	301	242
FDIC insurance	68	67	135	133
Professional fees	251	132	428	264
Other general and administrative	387	303	798	626
Total noninterest expense	3,325	2,495	6,509	4,912

Income before income taxes	707	955	1,362	1,940
Provision for income taxes	276	372	537	762

Net income	431	583	825	1,178

Other comprehensive income (loss):
Unrealized holding (losses) gains on available-for-sale securities	219	(604)	332	(715)
Reclassification adjustment for net securities gains realized in income	--	(103)	(16)	(103)
Tax effect	(87)	279	(124)	323

Total other comprehensive income (loss)	132	(428)	192	(495)

Comprehensive income	$563	$155	$1,017	$683
Earnings per common share:
Basic	$0.19	$0.26	$0.36	$0.52
Diluted	$0.19	$0.26	$0.36	$0.52
Weighted average shares outstanding:
Basic	2,290,488	2,285,860	2,290,167	2,289,699
Diluted	2,294,515	2,285,860	2,292,764	2,289,699

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2014 and 2013

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Unearned Compensation-	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	ESOP	Equity
	(Dollars in thousands)

Balance at December 31, 2012	2,480,610	$24	$22,751	$23,203	$790	$(1,797)	$44,971

Net income	--	--	--	1,178	--	--	1,178
Other comprehensive loss	--	--	--	--	(495)	--	(495)
Purchase and retirement of treasury shares	(20,120)	--	(314)	--	--	--	(314)
Share- based compensation- equity incentive plan	--	--	228	--	--	--	228
ESOP shares committed to be allocated (6,419)	--	--	39	--	--	64	103

Balance at June 30, 2013	2,460,490	$24	$22,704	$24,381	$295	$(1,733)	$45,671

Balance at December 31, 2013	2,454,465	$24	$22,845	$25,423	$166	$(1,669)	$46,789

Net income	--	--	--	825	--	--	825
Other comprehensive income	--	--	--	--	192	--	192
Dividends paid to common stockholders ($0.025 per share)	--	--	--	(61)	--	--	(61)
Share- based compensation- equity incentive plan	--	--	239	--	--	--	239
Issuance of stock under stock option plan	400	--	6	--	--	--	6
Restricted stock forfeitures	(2,400)	--	--	--	--	--	--
ESOP shares committed to be allocated (6,419)	---	--	56	--	--	64	120

Balance at June 30, 2014	2,452,465	$24	$23,146	$26,187	$358	$(1,605)	$48,110

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$825	$1,178
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	400	200
Depreciation and amortization	286	179
Net amortization of securities	78	125
Gain on sale of securities, net	(16)	(103)
Principal amount of loans sold	8,799	21,125
Loans originated for sale	(9,611)	(14,558)
Accretion of net deferred loan fees	(194)	(224)
Income on bank-owned life insurance	(117)	(102)
Deferred income tax (benefit) provision	(170)	175
ESOP expense	120	103
Share-based compensation	239	228
Net change in other assets and liabilities	(58)	(370)
Net cash provided by operating activities	581	7,956

Cash flows from investing activities:
Maturities of certificates of deposit	--	250
Activity in securities available for sale:
Maturities, prepayments and calls	4,968	4,967
Purchases	(8,797)	(3,256)
Sales	903	1,429
Purchase of Federal Home Loan Bank stock	(124)	(794)
Loan originations, net of principal payments	(33,174)	(35,904)
Additions to premises and equipment	(258)	(582)
Net cash used by investing activities	(36,482)	(33,890)

Cash flows from financing activities:
Net increase in deposits	29,468	3,219
Proceeds from long-term debt	14,000	17,500
Repayments of long-term debt	(4,000)	(6,500)
(Decrease) increase in short-term borrowings	(5,000)	6,000
Issuance of stock under stock option plan	6	--
Purchase and retirement of treasury stock	--	(314)
Cash dividends paid on common stock	(61)	--
Net cash provided by financing activities	34,413	19,905

Net change in cash and cash equivalents	(1,488)	(6,029)

Cash and cash equivalents at beginning period	19,067	18,218
Cash and cash equivalents at end of period	$17,579	$12,189

Supplementary information:
Interest paid	$1,643	$1,319
Income taxes paid	703	873

See accompanying notes to consolidated financial statements.

WELLESLEY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited interim consolidated financial statements include the accounts of Wellesley Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Wellesley Bank (the “Bank”), the principal operating entity, and the Bank’s wholly-owned subsidiaries; Wellesley Securities Corporation, which engages in the business of buying, selling and dealing in securities exclusively on its own behalf; Wellesley Investment Partners, LLC, formed to provide investment management services for individuals, not-for-profit entities and businesses; and Central Linden, LLC, formed to hold manage and sell foreclosed real estate.  All significant intercompany balances and transactions have been eliminated in consolidation.  These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2013 Annual Report on Form 10-K.  The results for the three or six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any other period.

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

Allowance for loan losses

The allowance for loan losses is established through a provision for loan losses charged to earnings as losses are estimated to have occurred.  Loan losses are charged against the allowance when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  The allowance consists of general, allocated and unallocated components, as further described below.

General component
The general component is based on the following loan segments: residential real estate, commercial real estate, construction, commercial, home equity lines of credit and other consumer.  Management considers a rolling average of historical losses for each segment based on a time frame appropriate to capture relevant loss data for each loan segment, which generally ranges from 3-10 years.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume, concentrations and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.  There were no significant changes to the Company’s policies or methodology pertaining to the general component of the allowance during 2014 or 2013.

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

Commercial real estate – Loans in this segment are primarily income-producing properties in the Company’s primary market areas in eastern Massachusetts.  The underlying cash flows generated by the properties may be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment.  Management obtains rent rolls annually and continually monitors the cash flows of these loans.

Construction – Loans in this segment include speculative construction loans for which payment is derived from sale of the property and construction loans on primary residences for which repayment is dependent on the credit quality of the residential borrower.  Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Commercial – Loans in this segment are made to businesses and are generally secured by assets of the business.  Repayment is expected from the cash flows of the business.  A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Home equity lines of credit – Loans in this segment are collateralized by one-to-four family residential real estate and repayment is dependent on the credit quality of the individual borrower.  The Company generally does not hold a first mortgage position on homes that secure home equity lines of credit. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

Unallocated component
An unallocated component is maintained to cover additional uncertainties in management’s estimation of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

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

The components of accumulated other comprehensive income and related tax effects are as follows:

	June 30,	December 31,
	2014	2013
	(In thousands)

Unrealized holding gains on securities available for sale	$587	$271
Tax effect	(229)	(105)

Net-of tax amount	$358	$166

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

NOTE 5 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$6,460	$165	$(4)	$6,621
Government-sponsored enterprises	9,173	220	(50)	9,343
SBA and other asset-backed securities	7,956	97	(53)	8,000
State and municipal bonds	5,259	166	(5)	5,420
Government-sponsored enterprise obligations	4,000	12	(9)	4,003
Corporate bonds	6,417	74	(26)	6,465

	$39,265	$734	$(147)	$39,852

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$7,673	$191	$(33)	$7,831
Government-sponsored enterprises	9,622	153	(93)	9,682
SBA and other asset-backed securities	5,089	15	(90)	5,014
State and municipal bonds	4,025	101	(6)	4,120
Government-sponsored enterprise obligations	2,060	4	(50)	2,014
Corporate bonds	7,932	79	--	8,011

	$36,401	$543	$(272)	$36,672

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2014 are as follows.  Expected maturities may differ from contractual maturities because the issuer, in certain instances, has the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2014
	Amortized Cost	Fair Value

	(In thousands)
Within 1 year	$1,249	$1,253
After 1 year to 5 years	5,506	5,575
After 5 years to 10 years	4,367	4,436
After 10 years	4,554	4,624
	15,676	15,888
Mortgage- and asset-backed securities	23,589	23,964

	$39,265	$39,852

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

	(In thousands)
June 30, 2014
Residential mortgage-backed securities:
Government National Mortgage Association	$--	$--	$(4)	$576
Government-sponsored enterprises	(6)	1,049	(44)	850
SBA and other asset-backed securities	(3)	241	(50)	1,153
State and municipal bonds	--	--	(5)	547
Government-sponsored enterprise obligations	--	--	(9)	991
Corporate bonds	(26)	1,699	--	--

	$(35)	$2,989	$(112)	$4,117

December 31, 2013
Residential mortgage-backed securities:
Government National Mortgage Association	$(33)	$1,496	$--	$--
Government-sponsored enterprises	(93)	4,864	--	--
SBA and other asset-backed securities	(90)	2,164	--	--
State and municipal bonds	(2)	251	(4)	296
Government-sponsored enterprise obligations	(50)	949	--	--

	$(268)	$9,724	$(4)	$296

 NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the balances of loans is as follows:

	June 30,	December 31,
	2014	2013
	(In thousands)
Real estate loans:
Residential – fixed	$21,509	$21,101
Residential – variable	183,011	160,618
Commercial	85,825	82,367
Construction	88,796	80,103
	379,141	344,189

Commercial loans:
Secured	14,268	14,977
Unsecured	1,369	1,453
	15,637	16,430

Consumer loans:
Home equity lines of credit	26,381	27,092
Other	323	415
	26,704	27,507

Total loans	421,482	388,126

Less:
Allowance for loan losses	(4,613)	(4,213)
Net deferred origination fees	(144)	(195)

Loans, net	$416,725	$383,718

The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2014 and 2013:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Three Months Ended June 30, 2014

Allowance at March 31, 2014	$1,425	$1,021	$1,307	$390	$208	$6	$36	$4,393

Provision (credit) for loan losses	70	(20)	136	(39)	98	(2)	(23)	220

Allowance at June 30, 2014	$1,495	$1,001	$1,443	$351	$306	$4	$13	$4,613

Three Months Ended June 30, 2013

Allowance at March 31, 2013	$1,259	$919	$976	$404	$192	$11	$147	$3,908

Provision (credit) for loan losses	134	11	11	43	(25)	(4)	(70)	100

Allowance at June 30, 2013	$1,393	$930	$987	$447	$167	$7	$77	$4,008

Six Months Ended June 30, 2014

Allowance at December 31, 2013	$1,351	$887	$1,305	$426	$213	$7	$24	$4,213

Provision (credit) for loan losses	144	114	138	(75)	93	(3)	(11)	400

Allowance at June 30, 2014	$1,495	$1,001	$1,443	$351	$306	$4	$13	$4,613

Six Months Ended June 30, 2013

Allowance at December 31, 2012	$1,157	$1,041	$918	$456	$171	$11	$90	$3,908

Provision (credit) for loan losses	236	(111)	69	27	(4)	(4)	(13)	200
Loans charged off	--	--	--	(36)	--	--	--	(36)

Allowance at June 30, 2013	$1,393	$930	$987	$447	$167	$7	$77	$4,008

Additional information pertaining to the allowance for loan losses at June 30, 2014 and December 31, 2013 is as follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
June 30, 2014

Allowance related to loans individually evaluated and deemed to be impaired	$--	$86	$--	$--	$95	$--	$--	$181

Allowance related to loans individually evaluated and not deemed impaired, and those collectively evaluated for impairment	1,495	915	1,443	351	211	4	13	4,432

Total allowance	$1,495	$1,001	$1,443	$351	$306	$4	$13	$4,613

Impaired loan balances individually evaluated and deemed to be impaired	$413	$2,601	$--	$27	$426	$--	$--	$3,467

Loan balances individually evaluated and not deemed impaired, and those collectively evaluated for impairment	204,107	83,224	88,796	15,610	25,955	323	--	418,015

Total loans	$204,520	$85,825	$88,796	$15,637	$26,381	$323	$--	$421,482

December 31, 2013

Allowance related to loans individually evaluated and deemed to be impaired	$--	$--	$--	$--	$--	$--	$--	$--

Allowance related to loans individually evaluated and not deemed impaired, and those collectively evaluated for impairment	1,351	887	1,305	426	213	7	24	4,213

Total allowance	$1,351	$887	$1,305	$426	$213	$7	$24	$4,213

Impaired loan balances individually evaluated and deemed to be impaired	$425	$5,269	$--	$34	$427	$--	$--	$6,155

Loan balances individually evaluated and not deemed impaired, and those collectively evaluated for impairment	181,294	77,098	80,103	16,396	26,665	415	--	381,971

Total loans	$181,719	$82,367	$80,103	$16,430	$27,092	$415	$--	$388,126

The following is a summary of past due and non-accrual loans at June 30, 2014 and December 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Non- accrual Loans
	(In thousands)
June 30, 2014

Residential real estate	$1,001	$--	$--	$1,001	$--	$413
Commercial real estate	2	--	791	793	--	2,601
Commercial	--	--	2	2	--	27
Home equity lines of credit	81	--	392	473	--	426

Total	$1,084	$--	$1,185	$2,269	$--	$3,467

December 31, 2013

Residential real estate	$--	$335	$90	$425	$--	$639
Commercial real estate	867	791	--	1,658	--	2,645
Commercial	--	--	34	34	--	34
Home equity lines of credit	136	308	583	1,027	191	427

Total	$$1,003	$$1,434	$$707	$$3,144	$$191	$$3,745

The following is a summary of impaired loans at June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$413	$413	$--	$425	$425	$--
Commercial real estate	1,810	1,810	--	5,269	5,269	--
Commercial	27	27	--	34	34	--
Home equity lines of credit	34	34	--	427	427	--

Total	2,284	2,284	--	6,155	6,155	--

Impaired loans with a valuation allowance:
Commercial real estate	791	791	86	--	--	--
Home equity lines of credit	392	392	95	--	--	--

Total impaired loans	$3,467	$3,467	$181	$6,155	$6,155	$--

Additional information pertaining to impaired loans follows:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)

Residential real estate	$419	$4	$10	$421	$8	$13
Commercial real estate	3,924	38	26	4,498	77	54
Commercial	28	--	--	29	1	1
Home equity lines of credit	427	4	--	427	8	--

Total	$4,798	$46	$36	$5,375	$94	$68

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)

Residential real estate	$623	$4	$4	$612	$11	$11
Commercial real estate	6,228	85	58	6,156	202	148
Commercial	385	4	4	363	6	6
Home equity lines of credit	34	--	--	74	--	--
Other consumer loans	--	--	--	--	1	1

Total	$7,270	$93	$66	$7,205	$220	$166

No additional funds are committed to be advanced in connection with impaired loans.

There were no troubled debt restructurings recorded during the three and six months ended June 30, 2014 and 2013.

There were no troubled debt restructurings that defaulted during the three and six months ended June 30, 2014 and 2013, and for which default was within one year of the restructure date.

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

The following table presents the Company’s loans by risk rating:

	June 30, 2014				December 31, 2013
	Commercial Real Estate	Construction	Commercial	Total	Commercial Real Estate	Construction	Commercial	Total
	(In thousands)

Loans rated 1 -3 and 31	$76,864	$88,796	$15,142	$180,802	$71,547	$80,103	$15,019	$166,669
Loans rated 4	6,586	--	270	6,856	8,418	--	1,168	9,586
Loans rated 5	1,584	--	225	1,809	2,402	--	243	2,645
Loans rated 6	791	--	--	791	--	--	--	--

Total	$85,825	$88,796	$15,637	$190,258	$82,367	$80,103	$16,430	$178,900

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

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 are summarized below.   There were no liabilities measured at fair value on a recurring basis at June 30, 2014.

	June 30, 2014
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities available for sale	$--	$39,852	$--	$39,852
Forward loan sale commitments	--	4	--	4

Total assets	$--	$39,856	$--	$39,856

	December 31, 2013
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities available for sale	$--	$36,672	$--	$36,672
Forward loan sale commitments	--	36	--	36

Total assets	$--	$36,708	$--	$36,708

Liabilities
Derivative loan commitments	$--	$12	$--	$12

Assets measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market (LOCOM) accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of June 30, 2014 and December 31, 2013.

	June 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Loans held for sale	$--	$--	$1,598	$--	$--	$825
Impaired loans	--	--	1,183	--	--	--
	$--	$--	$2,781	$--	$--	$825

The following table presents the total (losses) gains on loans held for sale and impaired loans for the three and six month periods ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Loans held for sale	$(4)	$(125)	$1	$(160)
Impaired loans	(104)	--	(181)	--
	$(108)	$(125)	$(180)	$(160)

Loans held for sale (LHFS) are evaluated for losses associated with the application of LOCOM accounting.  At June 30, 2014, a rise in market interest rates above contractual loan rates from the time LHFS were recorded is reflected as a reduction in the carrying value of the asset and a loss in recognized in current period earnings. Losses applicable to certain impaired loans are estimated using the appraised value of the underlying collateral considering discounting factors and adjusted for selling costs.  The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the overall adequacy of the allowance for loan losses.  Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses.

There are no liabilities measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013.

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

	Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2014

Financial assets:
Cash and cash equivalents	$17,579	$17,579	$--	$--	$17,579
Certificates of deposit	100	100	--	--	100
Securities available for sale	39,852	--	39,852	--	39,852
FHLB stock	3,300	--	--	3,300	3,300
Loans held for sale	1,598	--	1,598	--	1,598
Loans, net	416,725	--	--	417,564	417,564
Accrued interest receivable	1,133	--	--	1,133	1,133
Forward loan sale commitments	4	--	4	--	4

Financial liabilities:
Deposits	$386,986	$--	$--	$387,586	$387,586
Short-term borrowings	4,000	--	4,000	--	4,000
Long-term debt	53,500		53,616	--	53,616
Accrued interest payable	5	--	--	5	5

December 31, 2013

Financial assets:
Cash and cash equivalents	$19,067	$19,067	$--	$--	$19,067
Certificates of deposit	100	100	--	--	100
Securities available for sale	36,672	--	36,672	--	36,672
FHLB stock	3,176	--	--	3,176	3,176
Loans held for sale	825	--	825	--	825
Loans, net	383,718	--	--	383,420	383,420
Accrued interest receivable	1,044	--	--	1,044	1,044
Forward loan sale commitments	36	--	36	--	36

Financial liabilities:
Deposits	$357,518	$--	$--	$356,850	$356,850
Short-term borrowings	9,000	--	9,000	--	9,000
Long-term debt	43,500	--	43,493	--	43,493
Accrued interest payable	7	--	--	7	7
Derivative loan commitments	12	--	12	--	12

NOTE 8 – EMPLOYEE STOCK OWNERSHIP PLAN

The Bank maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock.  This plan is a tax-qualified retirement plan for the benefit of all Bank employees.  Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

The Company granted a loan to the ESOP to purchase shares of the Company’s common stock at the conversion date.  As of June 30, 2014, the ESOP held 191,674 shares or 7.81% of the common stock outstanding on that date.  The loan obtained by the ESOP from the Company to purchase common stock is payable annually over 15 years at the rate of 3.25% per annum.  The loan can be prepaid without penalty.  Loan payments are expected to be funded by cash contributions from the Bank.  The loan is secured by the shares purchased, which are held in a trust account for allocation among participants as the loan is repaid.  Cash dividends paid on allocated shares will be distributed to participants and cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP.  Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Shares held by the ESOP include the following:

June 30, 2014

Allocated	24,778
Committed to be allocated	6,419
Unallocated	160,477

191,674

The fair value of unallocated shares was approximately $3.0 million at June 30, 2014.

Total compensation expense recognized in connection with the ESOP for the three and six month periods ended June 30, 2014 was $60 thousand and $120 thousand, respectively.

NOTE 9 – EQUITY INCENTIVE PLAN

Under the Company’s Equity Incentive Plan (the “Plan”), the Company may grant stock options to its employees and directors in the form of incentive stock options and non-qualified stock options for up to 240,751 shares.  The exercise price of each stock option shall not be less than the fair market value of the Company’s common stock on the date of grant, and the maximum term of each option is 10 years from the date of each award.  The vesting period is five years from the date of grant, with vesting at 20% per year.

A restricted stock award (the “award”) is a grant of shares of Company common stock for no consideration, subject to a vesting schedule or the satisfaction of market conditions or performance criteria. Under the Equity Incentive Plan, the Company may also grant stock awards to management, employees and directors for up to 96,286 shares. Awarded shares are held in reserve for each grantee by the Company’s transfer agent, and will be issued from previously authorized but unissued shares upon vesting. The fair value of the stock awards, based on the market price at the grant date, will be recognized over the five-year vesting period.

Stock Options
A summary of option activity under the Plan for the six months ended June 30, 2014, is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)

Outstanding at beginning of period	212	$15.45	8.80
Granted	--	--	--
Exercised	(1)	15.35	--
Forfeited	(2)	15.35	--

Outstanding at end of period	209	$15.45	8.30	$738

Options exercisable at end of period	37	$15.35	8.25	$134

For the three and six months ended June 30, 2014, share based compensation expense applicable to the stock options was $51 thousand and $102 thousand, respectively, and the recognized tax benefit related to this expense was $9 thousand and $19 thousand, respectively.

Unrecognized compensation expense for non-vested stock options totaled $670 thousand as of June 30, 2014, which will be recognized over the remaining vesting period of 3.30 years.

Stock Awards
The following table presents the activity in non-vested restricted stock awards under the Plan for the six months ended June 30, 2014:

	Number of Shares	Weighted Average Grant-date Fair Value
	(In thousands)
Non-vested restricted stock awards at beginning of period	72	$15.43
Restricted shares granted	--	--
Shares vested	--	--
Forfeited	(2)	15.35
Non-vested restricted stock awards at end of period	70	15.43

For the three and six months ended June 30, 2014 and 2013, compensation expense applicable to the stock awards was $68 thousand and $137 thousand, respectively, and the recognized tax benefit related to this expense was $27 thousand and $55 thousand, respectively. Unrecognized compensation expense for non-vested restricted stock totaled $973 thousand as of June 30, 2014, which will be recognized over the remaining weighted average vesting period of 3.28 years.

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

Earnings per common share have been computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Net income applicable to common stock	$431	$583	$825	$1,178

Average number of common shares issued	2,452,570	2,460,780	2,453,554	2,466,224
Less: Average unallocated ESOP shares	(162,082)	(174,920)	(163,387)	(176,525)

Average number of common shares outstanding used to calculate basic earnings per common share	2,290,488	2,285,860	2,290,167	2,289,699

Effect of dilutive stock options	4,027	--	2,597	--

Average number of common shares outstanding used to calculate diluted earnings per share	2,294,515	2,285,860	2,292,764	2,289,699
Earnings per common share:
Basic	$0.19	$0.26	$0.36	$0.52
Diluted	$0.19	$0.26	$0.36	$0.52

NOTE 11 – STOCK REPURCHASE PLAN

On October 1, 2012, the Board of Directors approved the repurchase of up to 96,286 shares, or approximately 4.0% of the Company’s outstanding common stock. At June 30, 2014, the Company had repurchased and retired 40,535 shares.

NOTE 12 – DIVIDENDS DECLARED

On June 4, 2014, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.025 per share on the Company’s common stock.  The dividend was payable to stockholders of record on June 18, 2014.

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

Forward-looking statements are not guarantees of future performance.  Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements.  Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates, changes in real estate values in our market area and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines.  Additional factors that may affect our results are discussed in the Company’s 2013 Annual Report on Form 10-K under the section titled “Item 1A.–Risk Factors.”  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

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

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

General.  Total assets increased $35.8 million, or 7.8%, from $458.5 million at December 31, 2013 to $494.3 million at June 30, 2014.  Total asset growth was due to an increase in net loans of $33.0 million, or 8.6%, and an increase of $3.2 million, or 8.7%, in securities available for sale, partially offset by a reduction of $1.5 million, or 7.8%, in cash and cash equivalents.

Loans.  The $33.0 million increase in loans was due primarily to an increase of $22.8 million, or 12.5%, in residential real estate loans. We have continued to grow our residential lending activity through our internal loan origination efforts throughout our expanded CRA assessment area revised in conjunction with the opening of offices in Wellesley Lower Falls and Boston. Adjustable-rate residential mortgage loans increased $22.4 million, or 13.9%, to $183.0 million while fixed-rate residential loans increased $408 thousand, or 1.9%.  Construction loans increased $8.7 million, or 10.9%, primarily due to seasonal lending requirements of our borrowers.  At June 30, 2014, total past due loans decreased $875 thousand as compared to December 31, 2013, as fewer customers are experiencing payment difficulties.  Substantially all delinquent loans are secured by real estate collateral with values exceeding outstanding loan principal. Any losses expected on delinquent loans have been charged-off or reflected as specific reserves in the allowance for loan losses as of June 30, 2014.

Securities.  Total securities increased from $36.7 million at December 31, 2013 to $39.9 million at June 30, 2014, as excess liquid funds were invested in municipal securities,  SBA and other asset-backed securities.

Deposits.  Total deposits increased $29.5 million, or 8.2%, from $357.5 million at December 31, 2013 to $387.0 million at June 30, 2014.  Savings accounts increased $15.6 million primarily due to new account openings and the movement of funds into our premier relationship savings account offering.  Certificates of deposit increased $10.8 million as depositor funds were attracted to our premier relationship term certificate offerings. Demand deposits increased $3.7 million, or 8.2%, to $48.5 million as growth was realized in both retail and commercial accounts.

Borrowings.  We use borrowings from a variety of sources to supplement our supply of funds for loans and securities.  Long-term debt, consisting entirely of FHLB advances, increased $10.0 million, or 23.0%, for the six months ended June 30, 2014.  Long-term FHLB advances increased as we funded loan growth during the period with extended maturity advances at low rates.  Short-term borrowings consist entirely of advances from the FHLB with initial maturities less than one year.  Balances of short-term borrowings decreased $5.0 million, or 55.6%, since December 31, 2013 as funds available from growth in deposits replaced short-term borrowing requirements.

Stockholders’ Equity.  Stockholders’ equity increased $1.3 million, or 2.8%, from $46.8 million at December 31, 2013 to $48.1 million at June 30, 2014, primarily as a result of net income for the six month period of $825 thousand, share-based compensation related to the equity plans of $365 thousand, and the after-tax effect of increases in the fair value of available for sale securities, which contributed $192 thousand.

Results of Operations for the Three Months Ended June 30, 2014 and 2013

Overview.  Net income for the three months ended June 30, 2014 was $431 thousand, compared to net income of $583 thousand for the three months ended June 30, 2013.  The $152 thousand decrease was primarily due to an increase in noninterest expense and an increase in the provision for loan losses, offset by an increase in net interest income. Net interest income increased $732 thousand to $4.0 million in the 2014 quarter, while noninterest expense increased $830 thousand to $3.3 million in the same period.

Net Interest Income.  Net interest income for the three months ended June 30, 2014 increased $732 thousand, or 22.3%, as compared to the three months ended June 30, 2013.  The increase in net interest income was primarily due to increases in the average balances of loans, partially offset by a decline in loan yields and interest costs associated with an increase in the average balance of deposits.

Interest and dividend income increased $906 thousand, or 22.9%, from $4.0 million for the three-month period ended June 30, 2013 to $4.9 million for the three months ended June 30, 2014.  The average balance of interest-earning assets increased 24.4%, while the average rate earned on these assets decreased 5 basis points.  The decline in loan yields was due to new, lower yielding adjustable-rate real estate loans added to the portfolio and the downward re-pricing of loans in a continued low rate environment. The decline in earning asset yield was more than offset by the improvement in interest income attributable to asset growth.  Interest and fees on loans increased $847 thousand, or 22.5%, due to a 26.1% increase in the average balance of loans, partially offset by a 14 basis point decrease in the average rate received on loans.  Interest income from taxable securities increased $50 thousand, or 37.6%, due to a 21.8% increase in the average balance of taxable securities as compared to the prior year period.  The average rate earned on taxable securities of 1.99% increased 22 basis points compared to the same period in the prior year. Increases in yields on investment securities are due to the reinvestment of funds from maturing securities and excess liquid funds into higher yielding securities as longer-term investment yields have risen compared to prior year levels.

The increase in interest expense of $173 thousand was due to a $157 thousand increase in interest expense on deposit accounts related primarily to growth in deposit balances during the period, and an increase in rates paid on savings and money market accounts, while rates paid on certificates of deposit have declined. Interest paid on long-term FHLB advances increased $16 thousand to $150 thousand as average balances increased and rates paid on long-term FHLB advances declined.  The average rates paid on interest-bearing liabilities of 0.88% remained stable as compared to the prior year.  The increase in the cost of savings and money market accounts reflects the payment of premium rates on targeted products associated with our recent branch office openings. The continued long-term low interest rate environment has resulted in lower costs on certificates of deposit and long-term FHLB advances.  We experienced an increase in the average balance of interest-bearing deposits of 28.8% in the three-month period ended June 30, 2014, compared to the same period in 2013.

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

	For the Three Months Ended June 30,
	2014			2013
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (1)	Balance	Paid	Rate (1)
Interest-earning assets:
Short-term investments	$11,286	$7	0.27%	$11,976	$7	0.25%
Certificates of deposit	100	1	0.22	350	1	0.42
Debt securities:
Taxable	36,833	183	1.99	30,242	133	1.77
Tax-exempt	5,414	46	3.40	5,034	47	3.71
Total loans and loans held for sale	412,040	4,617	4.49	326,802	3,770	4.63
FHLB stock	3,194	11	1.47	2,571	2	0.31
Total interest-earning assets	468,867	4,865	4.16	376,975	3,960	4.21
Allowance for loan losses	(4,469)			(3,959)
Total interest-earning assets less allowance for loan losses	464,398			373,016
Noninterest-earning assets	17,852			13,627
Total assets	$482,250			$386,643
Interest-bearing liabilities:
Regular savings accounts	$82,783	155	0.75%	$47,657	58	0.49%
NOW checking accounts	23,975	22	0.36	24,623	22	0.36
Money market accounts	59,149	75	0.51	54,244	56	0.41
Certificates of deposit	170,588	443	1.04	134,677	402	1.20
Total interest-bearing deposits	336,495	695	0.83	261,201	538	0.83
Short-term borrowings	1,692	1	0.29	2,198	1	0.22
Long-term debt	48,423	150	1.22	41,456	134	1.28
Total interest-bearing liabilities	386,610	846	0.88	304,855	673	0.88
Noninterest-bearing demand deposits	46,619			38,129
Other noninterest-bearing liabilities	969			1,903
Total liabilities	434,198			344,887
Stockholders’ equity	48,052			41,756
Total liabilities and stockholders’ equity	$482,250			$386,643
Net interest income		$4,019			$3,287
Net interest rate spread (2)			3.28%			3.33%
Net interest-earning assets (3)	$82,257			$72,120
Net interest margin (4)			3.44%			3.50%
Average total interest-earning assets to average total interest-bearing liabilities	121.28%			123.66%

(1)	Ratios for the three month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represent total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
	Increase (Decrease)
	Due to		Total Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Short-term investments	$--	$--	$--
Certificates of deposit	--	--	--
Debt securities:
Taxable	32	18	50
Tax-exempt	6	(7)	(1)
Total loans and loans held for sale	952	(105)	847
FHLB stock	--	9	9
Total interest-earning assets	990	(85)	905

Interest-bearing liabilities:
Regular savings	56	41	97
NOW checking	1	(1)	--
Money market	5	14	19
Certificates of deposit	98	(57)	41
Total interest-bearing deposits	160	(3)	157
Short-term borrowings	--	--	--
Long-term debt	21	(5)	16
Total interest-bearing liabilities	181	(8)	173

Increase (decrease) in net interest income	$809	$(77)	$732

Provision for Loan Losses.  The provision for loan losses was $220 thousand for the three month period ended June 30, 2014, compared to $100 thousand for the three month period ended June 30, 2013.  In the 2014 period, the provision reflects growth in the loan portfolio, specifically real estate construction and residential loans, and the addition of separate specific reserves related to a commercial real estate loan and a home equity loan, partially offset by a reduction in certain loss factors due to management’s assessment of improving collateral values on certain real estate and commercial loan portfolios.

Analysis of Loan Loss Experience.  The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	June 30,
(Dollars in thousands)	2014	2013
Balance at beginning of period	$4,393	$3,908
Provision for loan losses	220	100
Charge-offs	--	--
Recoveries	--	--
Net charge-offs	--	--
Allowance at end of period	$4,613	$4,008
Allowance for loan losses to nonperforming loans at end of period	136.07%	87.09%
Allowance for loan losses to total loans at end of period	1.09%	1.20%
Net charge-offs to average loans outstanding during the period	--%	--%

Noninterest Income.  Noninterest income totaled $233 thousand, a decrease of $30 thousand or 11.4%. Wealth management fees increased $31 thousand, or 33.3%, from the comparable 2013 period. Income from mortgage banking activities in 2014 decreased $35 thousand as sales of longer-term mortgage loans have declined compared to the prior year.  In the three-month period ended June 30, 2013, we recorded $103 thousand gain on the sales of securities, and a loss of $93 thousand on the early extinguishment of $2.0 million of long-term FHLB advances.   We did not record similar transactions in the three month period ended June 30, 2014.

Noninterest Expense.  Noninterest expense increased $830 thousand to $3.3 million during the three months ended June 30, 2014, from $2.5 million for the three months ended June 30, 2013.  Factors that contributed to the increase in noninterest expense during the 2014 period were increased salaries and employee benefits of $470 thousand, or 31.0%, primarily attributable to additional personnel supporting our branch network and our residential and commercial lending operations. Occupancy and equipment expense increased $127 thousand resulting from normal rent increases and additional rent and other expense associated with expanded office space. Professional fees increased $119 thousand, or 90.2%, as we have incurred one-time charges of $95 thousand for professional service firms to facilitate certain staffing and contract negotiation matters on our behalf.

Income Taxes.  An income tax provision of $276 thousand was recorded during the quarter ended June 30, 2014, compared to a provision of $372 thousand in the comparable 2013 quarter.  The effective tax rate for the 2014 three-month period was 39.1%, compared with 39.0% for the 2013 three-month period.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

Overview.  Net income for the six months ended June 30, 2014 was $825 thousand, compared to net income of $1.2 million for the six months ended June 30, 2013.  The $353 million decrease was primarily due to increased noninterest expense of $1.6 million, partially offset by increased net interest income of $1.2 million.

Net Interest Income.  Net interest income for the six months ended June 30, 2014 increased $1.2 million, or 18.3%, as compared to the six months ended June 30, 2013.  The increase in net interest income was primarily due to an increase in interest income of $1.5 million, or 19.2%, partially offset by an increase in interest expense of $313 thousand, or 23.5%, during the period.

Interest and dividend income increased to $9.4 million for the six months ended June 30, 2014 from $7.9 million for the six-month period ended June 30, 2013. The average balance of interest-earning assets increased 23.7%, while the average rate earned on these assets decreased 16 basis points.    Interest and fees on loans increased $1.5 million, or 19.4%, due to a 27.2% increase in the average balance of loans partially offset by a 30 basis point decrease in the average rate received on loans.  Interest income from taxable securities increased $54 thousand, or 19.5%, due to a 20 basis point increase in the average rate earned on taxable securities and a 7.0% increase in the average balance of taxable securities compared to the prior year period.

The increase in interest expense was primarily due to growth in the average balance of interest-bearing deposits, increasing interest costs by $286 thousand, or 26.6%, as compared to the prior year. Long-term debt expense increased $22 thousand as the average balance of long-term FHLB advances increased $7.7 million from $38.2 million to $45.9 million, partially offset by a decrease in rates paid on the advances of 12 basis points. The average rates paid on all interest-bearing liabilities decreased by 3 basis points from the comparative six-month period.  The decrease in the cost of deposits and borrowings was primarily due to the extended period of declining interest rates and a more cost-effective mix of funds. We experienced an increase in the average balance of interest-bearing deposits of 27.0% in the six-month period ended June 30, 2014 compared to the same period in 2013.

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

	For the Six Months Ended June 30,
	2014			2013
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (1)	Balance	Paid	Rate (1)
Interest-earning assets:
Short-term investments	$14,345	$15	0.23%	$14,851	$17	0.23%
Certificates of deposit	100	1	0.22	473	1	0.43
Debt securities:
Taxable	34,394	331	1.94	32,137	277	1.74
Tax-exempt	5,154	90	3.51	5,488	99	3.65
Total loans and loans held for sale	404,436	8,972	4.47	317,891	7,516	4.77
FHLB stock	3,185	23	1.48	2,298	4	0.33
Total interest-earning assets	461,614	9,432	4.12	373,138	7,914	4.28
Allowance for loan losses	(4,371)			(3,911)
Total interest-earning assets less allowance for loan losses	457,243			369,227
Noninterest-earning assets	17,650			13,919
Total assets	$474,893			$383,146
Interest-bearing liabilities:
Regular savings accounts	$80,399	295	0.74%	$45,255	107	0.48%
NOW checking accounts	24,267	43	0.36	24,891	42	0.34
Money market accounts	57,977	146	0.51	55,074	113	0.41
Certificates of deposit	168,070	879	1.05	135,254	815	1.21
Total interest-bearing deposits	330,713	1,363	0.83	260,474	1,077	0.83
Short-term borrowings	3,757	6	0.30	1,094	1	0.22
Long-term debt	45,887	278	1.21	38,174	256	1.33
Total interest-bearing liabilities	380,357	1,647	0.87	299,742	1,334	0.90
Noninterest-bearing demand deposits	45,746			37,736
Other noninterest-bearing liabilities	1,154			2,251
Total liabilities	427,257			339,729
Stockholders’ equity	47,636			43,417
Total liabilities and stockholders’ equity	$474,893			$383,146
Net interest income		$7,785			$6,580
Net interest rate spread (2)			3.25%			3.38%
Net interest-earning assets (3)	$81,257			$73,396
Net interest margin (4)			3.40%			3.56%
Average total interest-earning assets to average total interest-bearing liabilities	121.36%			124.49%

(1)	Ratios for the six month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represent total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Six Months Ended June 30, 2014 Compared to Six Ended June 30, 2013
	Increase (Decrease) Due to		Total Increase (Decrease)
(In thousands)	Volume	Rate
Interest-earning assets:
Short-term investments	$(2)	$--	$(2)
Certificates of deposit	--	--	--
Debt securities:
Taxable	20	34	54
Tax-exempt	(6)	(3)	(9)
Total loans and loans held for sale	1,886	(430)	1,456
FHLB stock	2	17	19
Total interest-earning assets	1,900	(382)	1,518

Interest-bearing liabilities:
Regular savings	110	78	188
NOW checking	(1)	3	2
Money market	6	26	32
Certificates of deposit	181	(117)	64
Total interest-bearing deposits	296	(10)	286
Short-term borrowings	4	1	5
Long-term debt	42	(20)	23
Total interest-bearing liabilities	342	(29)	313

Increase (decrease) in net interest income	$1,558	$(353)	$1,205

Provision for Loan Losses.  The provision for loan losses was $400 thousand for the six months ended June 30, 2014, compared to $200 thousand for the six months ended June 30, 2013.  In the 2014 period, the provision reflects growth in the loan portfolio, specifically real estate construction and residential loans, and the addition of separate specific reserves related to a commercial real estate loan and a home equity loan, partially offset by a reduction in certain loss factors due to management’s assessment of improving collateral values on certain real estate and commercial loan portfolios.   Changes in the loss factors and changes in the mix of loans held in portfolio to less risky residential real estate loans has resulted in a reduction in the ratio of the allowance for loan losses to total loans at June 30, 2014, as compared to the prior year.

Analysis of Loan Loss Experience The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Six Months Ended
	June 30,
(Dollars in thousands)	2014	2013
Balance at beginning of period	$4,213	$3,844
Provision for loan losses	400	200
Charge-offs:
Commercial loans	--	(36)
Total charge-offs	--	(36)
Recoveries	--	--
Net charge- offs	--	(36)
Allowance at end of period	$4,613	$4,008
Allowance for loan losses to nonperforming loans at end of period	136.07%	87.09%
Allowance for loan losses to total loans at end of period	1.09%	1.20%
Net charge-offs to average loans outstanding during the period	--%	0.01%

Noninterest Income.  Noninterest income totaled $486 thousand, an increase of $14 thousand, or 3.0%, as wealth management fees increased $55 thousand, as compared to the 2013 period. Income from mortgage banking activities in 2014 decreased $37 thousand compared to 2013 as mortgage sales volumes have decreased.  Gains on sales of securities declined $87 thousand in 2014 as fewer transactions have been recorded in 2014.  In June 2013, we recorded a loss of $93 thousand on the early extinguishment of $2.0 million of long-term FHLB advances. We did not record a similar transaction in the 2014 period.

Noninterest Expense.  Noninterest expense increased $1.6 million to $6.5 million during the six months ended June 30, 2014 from $4.9 million for the six months ended June 30, 2013.  Factors that contributed to the increase in noninterest expense during the 2014 period were increased salaries and employee benefits of $913 thousand, or 30.9%, primarily attributable to additional personnel supporting our branch operations and our residential and commercial lending operations. Occupancy and equipment expense increased $287 thousand resulting from normal rent increases and additional rent and other expense associated with expanded office space.  Professional fees increased $164 thousand as we incurred one-time charges of $162 thousand for professional service firms to facilitate certain staffing and contract negotiation matters on our behalf.

Income Taxes.  An income tax provision of $537 thousand was recorded during the six months ended June 30, 2014 compared to a provision of $762 thousand in the comparable 2013 period. The effective tax rate for the 2014 six-month period was 39.4%, compared with 39.3% for the 2013 six-month period.

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

Our most liquid assets are cash and cash equivalents, loans held for sale and securities available for sale.  The level of these assets depends on our operating, financing, lending and investing activities during any given period.  At June 30, 2014, cash and cash equivalents, which include short-term investments, totaled $17.6 million.  Securities classified as available-for-sale, whose aggregate market value of $39.9 million exceeds cost, and $1.6 million of loans held for sale provide additional sources of liquidity.

At June 30, 2014, we had $53.5 million in long-term borrowings outstanding, represented entirely by FHLB advances. Long-term FHLB advances are generally used to fund loan growth. We also had $4.0 million of short-term borrowings represented by advances from the FHLB with original maturities less than one year. These borrowings are primarily used to fund temporary liquidity needs due to the timing of loan closings and deposit gathering activities. In addition, at June 30, 2014, we had a total of $44.1 million in unused borrowing capacity from the FHLB.  At June 30, 2014, we also had the ability to borrow $5.0 million from the Co-operative Central Bank on an unsecured basis, $2.0 million under an unsecured line of credit with a correspondent bank, and $13.3 million from the Federal Reserve Bank under a collateralized borrowing program, none of which was outstanding at that date.

At June 30, 2014, we had $73.9 million in loan commitments outstanding, which included $37.3 million in unadvanced funds on construction loans, $20.5 million in unadvanced home equity lines of credit, $11.7 million in unadvanced commercial lines of credit, and $3.4 million in new loan originations.

Certificates of deposit due within one year of June 30, 2014 amounted to $125.3 million, or 73.6% of total certificates and 32.4% of total deposits.  This total has increased $24.6 million from December 31, 2013. Balances of certificates maturing in more than one year have decreased $13.8 million.  Balances of certificates that mature within one year reflect customer preferences for greater liquidity of personal funds, while longer-dated certificates reflect a willingness among customers to accept current interest rates for extended time periods.  If maturing deposits are not renewed, we will be required to seek other sources of funds, including new certificates and other borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing funds.  Management believes, however, based on past experience that a significant portion of our certificates will be renewed.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and has to provide for its own liquidity to pay its operating expenses and other financial obligations.  The Company’s primary sources of income are dividends received from the Bank and earnings from the investment of net proceeds from the initial stock offering retained by the Company.  Massachusetts banking law and FDIC regulations limit distributions of capital.  In addition, the Company is subject to policy of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality and overall financial condition.  Finally, in connection with its nonobjection to the conversion, the FDIC has required the Bank to commit that for the three-year period following the closing of the conversion it will not make any distribution of capital to the Company, including cash dividends, except in accordance with the FDIC on laws and regulations and as provided for in the business plan submitted with the conversion application without the prior approval of the Boston Area Office of the FDIC or, if such action would cause the Bank’s tier 1 leverage and total risk-based capital ratios to fall below 8.0% and 12.0%, respectively.  At June 30, 2014, the Company had $1.8 million of liquid assets as represented by cash and cash equivalents on an unconsolidated basis. The Company declared an initial cash dividend of $0.025 per share, or $61 thousand, payable on June 18, 2014 to stockholders of record on June 4, 2014.

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks, including a risk-based capital measure.  The Company is also subject to similar capital requirements set by the Federal Reserve Board.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2014, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

We strive to manage our capital for maximum shareholder benefit.  The capital from our stock offering significantly increased our liquidity and capital resources.  Over time, the initial level of liquidity has been reduced as net proceeds from the stock offering were used for general corporate purposes, including the funding of lending activities.  Our financial condition and results of operations were enhanced by the additional capital from the offering, resulting over time in increased net interest-earning assets and net income.  However, the large increase in equity resulting from the capital raised in the offering has had an adverse impact on our return on equity.  To help us better manage our capital, we may consider the use of such tools as common share repurchases and cash dividends as regulations permit.

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

For the six months ended June 30, 2014, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Qualitative Aspects of Market Risk

One significant risk affecting the financial condition and operating results of the Company and the Bank is interest rate risk.  We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.  Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits.   As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings.  To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Our strategy for managing interest rate risk emphasizes: originating adjustable-rate loans for retention in our loan portfolio; selling in the secondary market substantially all newly originated conforming longer-term fixed-rate residential mortgage loans; promoting core deposit products; and adjusting the maturities of borrowings and adjusting the investment portfolio mix and duration.  We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income and equity simulations.  The simulations use projected repricing of assets and liabilities at June 30, 2014 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rates can have a significant impact on the simulations.  Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  Our asset sensitivity would be reduced if prepayments slow and would increase if prepayments accelerated.  While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects the estimated effects of changes in interest rates on the present value of our equity at June 30, 2014 and on our projected net interest income from June 30, 2014 through June 30, 2015.

		As of June 30, 2014			Over the Next 12 Months Ending June 30, 2015
		Present Value of Equity			Projected Net Interest Income
Basis Point (“bp”) Change in Rates		$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
		(Dollars in thousands)
300	bp	$61,350	$(7,503)	(10.90)%	$15,363	$(626)	(3.92)%
200		63,737	(5,116)	(7.43)	15,537	(452)	(2.83)
100		65,820	(3,033)	(4.41)	15,704	(285)	(1.78)
0		68,853	--	--	15,989	--	--
(100)		72,892	4,039	5.87	15,877	112	(0.70)

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

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A.  Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 24, 2014.  As of June 30, 2014, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 1, 2012, the Company’s Board of Directors approved the repurchase of up to 96,286 shares of the Company’s common stock. As of June 30, 2014, 55,751 shares of common stock remain available for repurchase under the plan.  No shares of common stock were repurchased by the Company in the three months ended June 30, 2014. The repurchase plan will continue until it is completed or terminated by the Company’s Board of Directors

Item 3.  Defaults Upon Senior Securities

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

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

WELLESLEY BANCORP, INC.

Dated:	August 8, 2014	By:	/s/ Thomas J. Fontaine
Thomas J. Fontaine
President and Chief Executive Officer
(principal executive officer)

Dated:	August 8, 2014	By:	/s/ Gary P. Culyer
Gary P. Culyer
Chief Financial Officer and Treasurer
(principal accounting and financial officer)