Form 10-Q
period 2014-09-30
Wellesley Bancorp, Inc.
filed 2014-11-07
CIK 1526952

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Yes __   No X

As of October 31, 2014, there were 2,454,438 shares of the registrant’s common stock outstanding.

WELLESLEY BANCORP, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Assets

Cash and due from banks	$2,721	$2,685
Short-term investments	8,773	16,382
Total cash and cash equivalents	11,494	19,067

Certificates of deposit	100	100
Securities available for sale, at fair value	42,233	36,672
Federal Home Loan Bank of Boston stock, at cost	3,660	3,176
Loans held for sale	944	825

Loans	436,860	387,931
Less allowance for loan losses	(4,682)	(4,213)
Loans, net	432,178	383,718

Bank-owned life insurance	6,782	6,607
Premises and equipment, net	3,631	3,805
Accrued interest receivable	1,150	1,044
Net deferred tax asset	2,252	1,997
Other assets	1,213	1,509
Total assets	$505,637	$458,520

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$50,042	$44,864
Interest-bearing	339,364	312,654
	389,406	357,518

Short-term borrowings	2,000	9,000
Long-term debt	63,500	43,500
Accrued expenses and other liabilities	2,045	1,713
Total liabilities	456,951	411,731

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	--	--
Common stock, $0.01 par value; 14,000,000 shares authorized, 2,447,802 shares issued and outstanding at September 30, 2014; 2,454,465 shares issued and outstanding at December 31, 2013	24	24
Additional paid-in capital	23,286	22,845
Retained earnings	26,641	25,423
Accumulated other comprehensive income	308	166
Unearned compensation – ESOP	(1,573)	(1,669)
Total stockholders’ equity	48,686	46,789

Total liabilities and stockholders’ equity	$505,637	$458,520

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans and loans held for sale	$4,724	$4,085	$13,696	$11,600
Debt securities:
Taxable	201	126	532	403
Tax-exempt	49	38	139	138
Interest on short-term investments and certificates of deposit	8	7	24	25
Dividends on FHLB stock	12	2	35	6
Total interest and dividend income	4,994	4,258	14,426	12,172
Interest expense:
Deposits	703	569	2,066	1,647
Short-term borrowings	2	4	8	4
Long-term debt	173	124	451	380
Total interest expense	878	697	2,525	2,031

Net interest income	4,116	3,561	11,901	10,141
Provision for loan losses	180	150	580	350
Net interest income, after provision for loan losses	3,936	3,411	11,321	9,791

Noninterest income:
Customer service fees	31	46	102	126
Mortgage banking activities	32	10	71	86
Gain on sale of securities, net	--	--	16	103
Income on bank-owned life insurance	58	59	175	161
Wealth management fees	117	101	353	282
Loss on extinguishment of debt	--	--	--	(93)
Miscellaneous	6	9	13	32
Total noninterest income	244	225	730	697
Noninterest expense:
Salaries and employee benefits	2,017	1,553	5,881	4,505
Occupancy and equipment	530	354	1,513	1,050
Data processing	155	125	456	367
FDIC insurance	73	68	208	201
Professional fees	138	68	566	332
Other general and administrative	412	468	1,210	1,092
Total noninterest expense	3,325	2,636	9,834	7,547

Income before income taxes	855	1,000	2,217	2,941
Provision for income taxes	339	393	876	1,155

Net income	516	607	1,341	1,786

Other comprehensive income (loss):
Unrealized holding (losses) gains on available-for-sale securities	(83)	(94)	249	(809)
Reclassification adjustment for net securities gains realized in income	--	--	(16)	(103)
Tax benefit (expense)	33	34	(91)	357

Total other comprehensive (loss) income	(50)	(60)	142	(555)

Comprehensive income	$466	$547	$1,483	$1,231
Earnings per common share:
Basic	$0.23	$0.27	$0.59	$0.78
Diluted	$0.22	$0.27	$0.58	$0.78
Weighted average shares outstanding:
Basic	2,291,824	2,288,752	2,290,510	2,290,402
Diluted	2,301,067	2,288,752	2,295,322	2,290,402

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2014 and 2013

					Accumulated
			Additional		Other	Unearned	Total
	Common Stock		Paid-in	Retained	Comprehensive	Compensation-	Stockholders’
	Shares	Amount	Capital	Earnings	Income	ESOP	Equity
	(Dollars in thousands, except per share data)
Balance at December 31, 2012	2,480,610	$24	$22,751	$23,203	$790	$(1,797)	$44,971

Net income	--	--	--	1,786	--	--	1,786
Other comprehensive loss	--	--	--	--	(555)	--	(555)
Purchase and retirement of treasury shares	(20,530)	--	(321)	--	--	--	(321)
Share-based compensation- equity incentive plan	--	--	342	--	--	--	342
ESOP shares committed to be allocated (9,629)	--	--	63	--	--	96	159

Balance at September 30, 2013	2,460,080	$24	$22,835	$24,989	$235	$(1,701)	$46,382

Balance at December 31, 2013	22,454,465	$24	$22,845	$25,423	$166	$(1,669)	$46,789

Net income	--	--	--	1,341	--	--	1,341
Other comprehensive income	--	--	--	--	142	--	142
Dividends paid to common stockholders ($0.05 per share)	--	--	--	(123)	--	--	(123)
Share-based compensation- equity incentive plan	--	--	351	--	--	--	351
Issuance of stock under stock option plan	400	--	6	--	--	--	6
Restricted stock forfeitures	(7,063)	--	--	--	--	--	--
ESOP shares committed to be allocated (9,629)	--	--	84	--	--	96	180

Balance at September 30, 2014	2,447,802	$24	$23,286	$26,641	$308	$(1,573)	$48,686

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$1,341	$1,786
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	580	350
Depreciation and amortization	443	234
Net amortization of securities	108	187
Gain on sale of securities, net	(16)	(103)
Principal amount of loans sold	13,323	28,505
Loans originated for sale	(13,513)	(19,468)
Accretion of net deferred loan fees	(335)	(391)
Income on bank-owned life insurance	(175)	(161)
Deferred income tax benefit	(346)	(91)
ESOP expense	180	159
Share-based compensation	351	342
Net change in other assets and liabilities	541	585
Net cash provided by operating activities	2,482	11,934

Cash flows from investing activities:
Maturities of certificates of deposit	--	500
Activity in securities available for sale:
Maturities, prepayments and calls	8,118	6,662
Purchases	(14,441)	(5,063)
Sales	903	1,429
Purchase of Federal Home Loan Bank stock	(484)	(794)
Loan originations, net of principal payments	(48,634)	(62,004)
Additions to premises and equipment	(288)	(1,131)
Net cash used by investing activities	(54,826)	(60,401)

Cash flows from financing activities:
Net increase in deposits	31,888	29,389
Proceeds from issuance of long-term debt	26,000	22,500
Repayments of long-term debt	(6,000)	(13,500)
(Decrease) increase in short-term borrowings	(7,000)	5,000
Issuance of stock under stock option plan	6	--
Purchase and retirement of treasury stock	--	(321)
Cash dividends paid on common stock	(123)	--
Net cash provided by financing activities	44,771	43,068

Net change in cash and cash equivalents	(7,573)	(5,399)

Cash and cash equivalents at beginning period	19,067	18,218
Cash and cash equivalents at end of period	$11,494	$12,819

Supplementary information:
Interest paid	$2,516	$2,025
Income taxes paid	853	1,852

See accompanying notes to consolidated financial statements.

WELLESLEY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited interim consolidated financial statements include the accounts of Wellesley Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Wellesley Bank (the “Bank”), the principal operating entity, and the Bank’s wholly-owned subsidiaries; Wellesley Securities Corporation, which engages in the business of buying, selling and dealing in securities exclusively on its own behalf; Wellesley Investment Partners, LLC, formed to provide investment management services for individuals, not-for-profit entities and businesses; and Central Linden, LLC, formed to hold, manage and sell foreclosed real estate.  All significant intercompany balances and transactions have been eliminated in consolidation.  These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2013 Annual Report on Form 10-K.  The results for the three or nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any other period.

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

The components of accumulated other comprehensive income and related tax effects are as follows:

	September 30,	December 31,
	2014	2013
	(In thousands)

Unrealized holding gains on securities available for sale	$504	$271
Tax effect	(196)	(105)
Net-of tax amount	$308	$166

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

NOTE 5 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$6,137	$163	$(11)	$6,289
Government-sponsored enterprises	9,674	178	(64)	9,788
SBA and other asset-backed securities	9,800	89	(58)	9,831
State and municipal bonds	5,708	186	(6)	5,888
Government-sponsored enterprise obligations	4,000	6	(27)	3,979
Corporate bonds	6,410	57	(9)	6,458

	$41,729	$679	$(175)	$42,233

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$7,673	$191	$(33)	$7,831
Government-sponsored enterprises	9,622	153	(93)	9,682
SBA and other asset-backed securities	5,089	15	(90)	5,014
State and municipal bonds	4,025	101	(6)	4,120
Government-sponsored enterprise obligations	2,060	4	(50)	2,014
Corporate bonds	7,932	79	--	8,011

	$36,401	$543	$(272)	$36,672

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2014 are listed below.  Expected maturities may differ from contractual maturities because the issuer, in certain instances, has the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014
	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$1,000	$1,001
After 1 year to 5 years	5,497	5,564
After 5 years to 10 years	5,975	6,051
After 10 years	3,646	3,709
	16,118	16,325
Mortgage- and asset-backed securities	25,611	25,908

	$41,729	$42,233

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

	(In thousands)
September 30, 2014
Residential mortgage-backed securities:
Government National Mortgage Association	$(1)	$870	$(10)	$527
Government-sponsored enterprises	(10)	1,937	(54)	811
SBA and other asset-backed securities	(6)	2,008	(52)	1,286
State and municipal bonds	(1)	102	(5)	546
Government-sponsored enterprise obligations	(20)	1,981	(7)	993
Corporate bonds	(9)	986	--	--

	$(47)	$7,884	$(128)	$4,163

December 31, 2013
Residential mortgage-backed securities:
Government National Mortgage Association	$(33)	$1,496	$--	$--
Government-sponsored enterprises	(93)	4,864	--	--
SBA and other asset-backed securities	(90)	2,164	--	--
State and municipal bonds	(2)	251	(4)	296
Government-sponsored enterprise obligations	(50)	949	--	--

	$(268)	$9,724	$(4)	$296

There were no sales of available for sale securities in the three month period ending September 30, 2014 or September 30, 2013.

Proceeds from sales of available for sale securities amounted to $903 thousand and $1.4 million with gross realized gains of $16 thousand and $103 thousand for the nine months ended September 30, 2014 and 2013 respectively.  There were no realized losses for 2014 and 2013 during that same nine month period.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the balances of loans is as follows:

	September 30,	December 31,
	2014	2013
	(In thousands)
Real estate loans:
Residential – fixed	$20,750	$21,101
Residential – variable	204,531	160,618
Commercial	82,350	82,367
Construction	83,303	80,103
	390,934	344,189

Commercial loans:
Secured	18,996	14,977
Unsecured	72	1,453
	19,068	16,430

Consumer loans:
Home equity lines of credit	26,683	27,092
Other	332	415
	27,015	27,507

Total loans	437,017	388,126

Less:
Allowance for loan losses	(4,682)	(4,213)
Net deferred origination fees	(157)	(195)

Loans, net	$432,178	$383,718

The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2014 and 2013:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Three Months Ended September 30, 2014

Allowance at June 30, 2014	$1,495	$1,001	$1,443	$351	$306	$4	$13	$4,613

Provision (credit) for loan losses	147	(63)	(39)	80	13	--	42	180
Loans charged off	--	--	--	(2)	(109)	--	--	(111)

Allowance at September 30, 2014	$1,642	$938	$1,404	$429	$210	$4	$55	$4,682

Three Months Ended September 30, 2013

Allowance at June 30, 2013	$1,393	$930	$987	$447	$167	$7	$77	$4,008

Provision (credit) for loan losses	(65)	(52)	186	(53)	155	1	(22)	150

Allowance at September 30, 2013	$1,328	$878	$1,173	$394	$322	$8	$55	$4,158

Nine Months Ended September 30, 2014

Allowance at December 31, 2013	$1,351	$887	$1,305	$426	$213	$7	$24	$4,213

Provision (credit) for loan losses	291	51	99	5	106	(3)	31	580
Loans charged off	--	--	--	(2)	(109)	--	--	(111)

Allowance at September 30, 2014	$1,642	$938	$1,404	$429	$210	$4	$55	$4,682

Nine Months Ended September 30, 2013

Allowance at December 31, 2012	$1,157	$1,041	$918	$456	$171	$11	$90	$3,844

Provision (credit) for loan losses	171	(163)	255	(26)	151	(3)	(35)	350
Loans charged off	--	---	---	(36)	--	--	--	(36)

Allowance at September 30, 2013	$1,328	$878	$1,173	$394	$322	$8	$55	$4,158

Additional information pertaining to the allowance for loan losses at September 30, 2014 and December 31, 2013 is as follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
September 30, 2014

Allowance related to loans individually evaluated and deemed to be impaired	$--	$70	$--	$--	$--	$--	$--	$70

Allowance related to loans individually evaluated and not deemed impaired, and those collectively evaluated for impairment	1,642	868	1,404	429	210	4	55	4,612

Total allowance	$1,642	$938	$1,404	$429	$210	$4	$55	$4,682

Impaired loan balances individually evaluated and deemed to be impaired	$1,411	$3,405	$--	$26	$430	$--	$--	$5,272

Loan balances individually evaluated and not deemed impaired, and those collectively evaluated for impairment	223,870	78,945	83,303	19,042	26,253	332	--	431,745

Total loans	$225,281	$82,350	$83,303	$19,068	$26,683	$332	$--	$437,017

December 31, 2013

Allowance related to loans individually evaluated and deemed to be impaired	$--	$--	$--	$--	$--	$--	$--	$--

Allowance related to loans individually evaluated and not deemed impaired, and those collectively evaluated for impairment	1,351	887	1,305	426	213	7	24	4,213

Total allowance	$1,351	$887	$1,305	$426	$213	$7	$24	$4,213

Impaired loan balances individually evaluated and deemed to be impaired	$425	$5,269	$--	$34	$427	$--	$--	$6,155

Loan balances individually evaluated and not deemed impaired, and those collectively evaluated for impairment	181,294	77,098	80,103	16,396	26,665	415	--	381,971

Total loans	$181,719	$82,367	$80,103	$16,430	$27,092	$415	$--	$388,126

The following is a summary of past due and non-accrual loans at September 30, 2014 and December 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Non-accrual Loans
	(In thousands)
September 30, 2014

Residential real estate	$261	$822	$--	$1,083	$--	$1,411
Commercial real estate	--	--	774	774	--	3,405
Commercial	26	844	--	870	--	26
Home equity lines of credit	--	112	283	395	--	430
Total	$287	$1,778	$1,057	$3,122	$191	$5,272

December 31, 2013

Residential real estate	$--	$335	$90	$425	$--	$639
Commercial real estate	867	791	--	1,658	--	2,645
Commercial	--	--	34	34	--	34
Home equity lines of credit	136	308	583	1,027	191	427
Total	$1,003	$1,434	$707	$3,144	$191	$3,745

The following is a summary of impaired loans at September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$1,411	$1,411	$--	$425	$425	$--
Commercial real estate	2,631	2,631	--	5,269	5,269	--
Commercial	26	26	--	34	34	--
Home equity lines of credit	430	430	--	427	427	--
Total	4,498	4,498	--	6,155	6,155	--

Impaired loans with a valuation allowance:
Commercial real estate	774	774	70	--	--	--

Total impaired loans	$5,272	$5,272	$70	$6,155	$6,155	$--

Additional information pertaining to impaired loans follows:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)

Residential real estate	$410	$4	$4	$421	$8	$13
Commercial real estate	2,581	38	27	4,498	77	54
Commercial	26	--	--	29	1	1
Home equity lines of credit	427	4	--	427	8	--

Total	$3,444	$46	$31	$5,375	$94	$68

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)

Residential real estate	$524	$4	$11	$576	$16	$22
Commercial real estate	5,532	73	80	5,909	248	282
Commercial	385	4	6	257	13	12
Home equity lines of credit	156	2	--	111	2	1

Total	$6,597	$83	$97	$6,853	$289	$317

No additional funds are committed to be advanced in connection with impaired loans.

There were no troubled debt restructurings recorded during the three and nine months ended September 30, 2014 and 2013.

There were no troubled debt restructurings that defaulted during the three and nine months ended September 30, 2014 and 2013, and for which default was within one year of the restructure date.

Credit Quality Information

The Company utilizes an eleven-grade internal loan rating system for commercial real estate, construction and commercial loans. During the nine months ended September 30, 2014, The Company revised its internal loan rating system from the previously employed system. Key changes included in the revised system were to eliminate the use of the “31” rating and to replace it with a “4” rating.  Subsequent ratings in the scale were nominally raised one grade with no substantive change in their credit quality.

Loans rated 1-4:  Loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated 5:  Loans in this category are considered “special mention.”  These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 6:  Loans in this category are considered “substandard.”  Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged.  There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

Loans rated 7:  Loans in this category are considered “doubtful.”  Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 8:  Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted.

Category 9:  Loans in this category only include commercial loans under $25 thousand with no other outstandings or relationships with the Company.

Category 10:  Loans in this category include loans which otherwise require rating but which have not been rated, or loans for which the Company’s loan policy does not require rating.

Category 11:  Loans in this category include credit commitments/relationships that cannot be rated due to a lack of financial information or inaccurate financial information.  If, within 60 days of the assignment of a 11 rating, information is still not available to allow a standard rating, the credit will be rated 6.

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

The following table presents the Company’s loans by risk rating:

	September 30, 2014				December 31, 2013
	Commercial Real Estate	Construction	Commercial	Total	Commercial Real Estate	Construction	Commercial	Total

	(In thousands)

Loans rated 1-4	$74,244	$83,303	$17,806	$175,353	$71,547	$80,103	$15,019	$166,669
Loans rated 5	5,761	--	1,046	6,807	8,418	--	1,168	9,586
Loans rated 6	1,571	--	216	1,787	2,402	--	243	2,645
Loans rated 7	774	--	--	774	--	--	--	--

Total	$82,350	$83,303	$19,068	$184,721	$82,367	$80,103	$16,430	$178,900

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

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 are summarized below.

	September 30, 2014
				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities available for sale	$--	$42,233	$--	$42,233
Forward loan sale commitments	--	13	--	13

Total assets	$--	$42,246	$--	$42,246

Liabilities
Derivative loan commitments	$--	$2	$--	$2

	December 31, 2013
				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities available for sale	$--	$36,672	$--	$36,672
Forward loan sale commitments	--	36	--	36

Total assets	$--	$36,708	$--	$36,708

Liabilities
Derivative loan commitments	$--	$12	$--	$12

Assets measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market (LOCOM) accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of September 30, 2014 and December 31, 2013.

	September 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Loans held for sale	$--	$--	$944	$--	$--	$825
Impaired loans	--	--	704	--	--	--
	$--	$--	$1,648	$--	$--	$825

The following table presents the total  gains (losses)  on loans held for sale and impaired loans for the three and nine month periods ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Loans held for sale	$(7)	$--	$(7)	$--
Impaired loans	111	(95)	(70)	(1)
	$104	$(95)	$(77)	$(1)

Loans held for sale (LHFS) are evaluated for losses associated with the application of LOCOM accounting.  At September 30, 2014, a rise in market interest rates above contractual loan rates from the time LHFS were recorded is reflected as a reduction in the carrying value of the asset and a loss in recognized in current period earnings. Losses applicable to certain impaired loans are estimated using the appraised value of the underlying collateral considering discounting factors and adjusted for selling costs.  The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the overall adequacy of the allowance for loan losses.  Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses.

There are no liabilities measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013.

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

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2014

Financial assets:
Cash and cash equivalents	$11,494	$11,494	$--	$--	$11,494
Certificates of deposit	100	100	--	--	100
Securities available for sale	42,233	--	42,233	--	42,233
FHLB stock	3,660	--	--	3,660	3,660
Loans held for sale	944	--	944	--	944
Loans, net	432,178	--	--	432,886	432,886
Accrued interest receivable	1,150	--	--	1,150	1,150
Forward loan sale commitments	13	--	13	--	13

Financial liabilities:
Deposits	$389,406	$--	$--	$389,986	$389,986
Short-term borrowings	2,000	--	2,000	--	2,000
Long-term debt	63,500	--	63,390	--	63,390
Accrued interest payable	5	--	--	5	5
Derivative loan commitments	2	--	2	--	2

December 31, 2013

Financial assets:
Cash and cash equivalents	$19,067	$19,067	$--	$--	$19,067
Certificates of deposit	100	100	--	--	100
Securities available for sale	36,672	--	36,672	--	36,672
FHLB stock	3,176	--	--	3,176	3,176
Loans held for sale	825	--	825	--	825
Loans, net	383,718	--	--	383,420	383,420
Accrued interest receivable	1,044	--	--	1,044	1,044
Forward loan sale commitments	36	--	36	--	36

Financial liabilities:
Deposits	$357,518	$--	$--	$356,850	$356,850
Short-term borrowings	9,000	--	9,000	--	9,000
Long-term debt	43,500	--	43,493	--	43,493
Accrued interest payable	7	--	--	7	7
Derivative loan commitments	12	--	12	--	12

NOTE 8 – EMPLOYEE STOCK OWNERSHIP PLAN

The Bank maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock.  This plan is a tax-qualified retirement plan for the benefit of all Bank employees.  Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

The Company granted a loan to the ESOP to purchase shares of the Company’s common stock at the conversion date.  As of September 30, 2014, the ESOP held 191,674 shares, or 7.83% of the common stock outstanding on that date.  The loan obtained by the ESOP from the Company to purchase common stock is payable annually over 15 years at a fixed rate of 3.25% per annum.  The loan can be prepaid without penalty.  Loan payments are expected to be funded by cash contributions from the Bank.  The loan is secured by the shares purchased, which are held in a trust account for allocation among participants as the loan is repaid.  Cash dividends paid on allocated shares will be distributed to participants and cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP.  Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Shares held by the ESOP include the following:

September 30, 2014

Allocated	24,778
Committed to be allocated	9,629
Unallocated	157,267

191,674

The fair value of unallocated shares was approximately $3.0 million at September 30, 2014.

For the three months ended September 30, 2014 and 2013,  compensation expense recognized in connection with the ESOP was $61 thousand and $57 thousand, respectively.

For the nine months ended September 30, 2014 and 2013, compensation expense recognized in connection with the ESOP was $180 thousand and $159 thousand, respectively.

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

Stock Options

A summary of option activity under the Plan for the nine months ended September 30, 2014 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at beginning of period	213	$15.45	8.80
Granted		--	--
Exercised	(1)	15.35	--
Forfeited	(13)	15.35	--

Outstanding at end of period	199	$15.47	8.05	$705
Options exercisable at end of period	27	$15.35	8.00	$98

For each of the three month periods ended September 30, 2014 and 2013, share based compensation expense applicable to the stock options was $48 thousand. The recognized tax benefit related to this expense was $10 thousand for both periods.

For the nine months ended September 30, 2014 and 2013, share based compensation expense applicable to the stock options was $149 thousand and $143 thousand, respectively. The recognized tax benefit related to this expense was $31 thousand and $29 thousand, respectively.

Unrecognized compensation expense for non-vested stock options totaled $575 thousand as of September 30, 2014, which will be recognized over the remaining vesting period of 3.8 years.

Stock Awards
The following table presents the activity in non-vested restricted stock awards under the Plan for the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Grant-date Fair Value
	(In thousands)
Non-vested restricted stock awards at beginning of period	72	$15.43
Restricted shares granted	--	--
Shares vested	--	--
Forfeited	(7)	15.35
Non-vested restricted stock awards at end of period	65	15.43

For the three months ended September 30, 2014 and 2013, compensation expense applicable to the stock awards was $64 thousand and $66 thousand, respectively.  The recognized tax benefit related to this expense was $26 thousand and $27 thousand, respectively.

For the nine months ended September 30, 2014 and 2013, compensation expense applicable to the stock awards was $201 thousand and $199 thousand, respectively.  The recognized tax benefit related to the expense was $80 thousand for both periods.

Unrecognized compensation expense for non-vested restricted stock totaled $754  thousand as of September 30, 2014, which will be recognized over the remaining weighted average vesting period of 3.5 years.

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

Earnings per common share have been computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Net income applicable to common stock	$516	$607	$1,341	$1,786

Average number of common shares issued	2,451	2,461	2,452	2,465
Less: Average unallocated ESOP shares	(159)	(172)	(162)	(175)

Average number of common shares outstanding used to calculate basic earnings per common share	2,292	2,289	2,290	2,290

Effect of dilutive stock options	9	--	5	--

Average number of common shares outstanding used to calculate diluted earnings per share	2,301	2,289	2,295	2,290
Earnings per common share:
Basic	$0.23	$0.27	$0.59	$0.78
Diluted	$0.22	$0.27	$0.58	$0.78

NOTE 11 – STOCK REPURCHASE PLAN

On October 1, 2012, the Board of Directors approved the repurchase of up to 96,286 shares, or approximately 4.0% of the Company’s outstanding common stock. At September 30, 2014, the Company had repurchased and retired 40,535 shares.

NOTE 12 – DIVIDENDS DECLARED

On August 20, 2014, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.025 per share on the Company’s common stock.  The dividend was payable to stockholders of record on September 3, 2014.

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

Allowance for Loan Losses.  The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are: the likelihood of default; the loss exposure at default; the amount and timing of future cash flows on impaired loans; the value of collateral; and the determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation.  In addition, the Federal Deposit Insurance Corporation and Massachusetts Division of Banks, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.  A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

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

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

General.  Total assets increased $47.1 million, or 10.3%, from $458.5 million at December 31, 2013 to $505.6 million at September 30, 2014.  Total asset growth resulted from an increase in net loans of $48.5 million, or 12.6%, and an increase of $5.6 million, or 15.2%, in securities available for sale, partially offset by a reduction of $7.6 million, or 39.7%, in cash and cash equivalents.

Loans.  The $48.5 million increase in loans was due primarily to an increase of $43.6 million, or 24.0%, in residential real estate loans. We have continued to grow our residential lending activity through our internal loan origination efforts throughout our expanded CRA assessment area which was revised in conjunction with the opening of offices in Wellesley Lower Falls and Boston. Adjustable-rate residential mortgage loans increased $43.9 million, or 27.3%, to $204.5 million while fixed-rate residential loans decreased $351 thousand, or 1.7%.  Construction loans increased $3.2 million, or 4.0%, primarily due to seasonal lending requirements of our borrowers.  At September 30, 2014, balances of past due loans were comparable to December 31, 2013 levels, reflecting relatively stable collection patterns.  Substantially all delinquent loans are secured by real estate collateral with values exceeding outstanding loan principal. Any losses expected on delinquent loans have been charged-off or reflected as specific reserves in the allowance for loan losses as of September 30, 2014.

Securities.  Total securities increased from $36.7 million at December 31, 2013 to $42.2 million at September 30, 2014, as excess liquid funds were invested in government-sponsored enterprise obligations, municipal securities, SBA and other asset-backed securities.

Deposits.  Total deposits increased $31.9 million, or 8.9%, from $357.5 million at December 31, 2013 to $389.4 million at September 30, 2014.  Savings accounts increased $19.5 million, or 29.3%, primarily due to new account openings and the movement of funds into our premier relationship savings account offering.  Certificates of deposit increased $2.5 million, or 1.6%, as depositor funds were attracted to our premier relationship term certificate offerings. Demand deposits increased $5.8 million, or 13.3%, to $49.5 million as growth was realized in both retail and commercial accounts.

Borrowings.  We use borrowings from a variety of sources to supplement our supply of funds for loans and securities.  Long-term debt, consisting entirely of FHLB advances, increased $20 million, or 46.0%, for the nine months ended September 30, 2014.  Long-term FHLB advances increased as we funded loan growth during the period with extended maturity advances at low rates.  Short-term borrowings consist entirely of advances from the FHLB with initial maturities less than one year.  Balances of short-term borrowings decreased $7.0 million, or 77.8%, since December 31, 2013 as funds available from growth in deposits replaced short-term borrowing requirements.

Stockholders’ Equity.  Stockholders’ equity increased $1.9 million, or 4.1%, from $46.8 million at December 31, 2013 to $48.7 million at September 30, 2014, primarily as a result of net income for the nine-month period of $1.3 million, share-based compensation related to the equity plans of $531 thousand, and the after-tax effect of increases in the fair value of securities available for sale, which contributed $142 thousand, offset by dividend payments of  $122 thousand.

Results of Operations for the Three Months Ended September 30, 2014 and 2013

Overview.  Net income for the three months ended September 30, 2014 was $516 thousand, compared to net income of $607 thousand for the three months ended September 30, 2013.  The $91 thousand decrease was primarily due to an increase in noninterest expense, partially offset by an increase in net interest income. Net interest income increased $555 thousand to $4.1 million in the 2014 quarter, while noninterest expense increased $689 thousand to $3.3 million in the same period.

Net Interest Income.  Net interest income for the three months ended September 30, 2014 increased 15.6%, to $4.1 million as compared to the three months ended September 30, 2013. The increase in net interest income was primarily due to increases in the average balances of loans, partially offset by a decline in loan yields and higher interest costs associated with an increase in the average balance of deposits.

Interest and dividend income increased $736 thousand, or 17.3%, from $4.3 million for the three-month period ended September 30, 2013 to $5.0 million for the three months ended September 30, 2014.  The average balance of interest-earning assets increased 22.8%, while the average rate earned on these assets decreased 20 basis points. The decline in earning asset yield was more than offset by the improvement in interest income attributable to asset growth.  Interest and fees on loans increased $639 thousand, or 15.6%, due to a 18.5% increase in the average balance of loans, partially offset by a 28 basis point decrease in the average rate received on loans. The decline in loan yields was due to the growth in balances of lower yielding adjustable-rate real estate loans added to the portfolio and the downward re-pricing of loans in a continued low rate environment. Interest income from taxable securities increased $75 thousand, or 29.0%, due to a 19.0% increase in the average balance of taxable securities as compared to the prior year period.  The average rate earned on taxable securities of 2.18% increased 49 basis points compared to the same period in the prior year. Increases in yields on investment securities are due to the reinvestment of funds from maturing securities and excess liquid funds into higher yielding securities as we have selectively extended our investment horizon to take advantage of pricing opportunities.

The increase in interest expense of $181 thousand was due to a $134 thousand increase in interest expense on deposit accounts related primarily to growth in deposit balances during the period, and an increase in rates paid on savings and money market accounts, while rates paid on certificates of deposit have declined. Interest paid on long-term FHLB advances increased $49 thousand to $173 thousand primarily due to increases in the average balances of long-term FHLB advances.  The average rates paid on interest-bearing liabilities of 0.88% remained stable as compared to the prior year.  The increase in the cost of savings and money market accounts reflects the payment of premium rates on products targeted to expand account relationships within our marketplace. The continued long-term low interest rate environment has resulted in lower costs on certificates of deposit and long-term FHLB advances.  We experienced an increase of 19.8% in the average balance of interest-bearing deposits  in the three-month period ended September 30, 2014, compared to the same period in 2013.

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

	For the Three Months Ended September 30,
	2014			2013
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
Interest-earning assets:
Short-term investments	$13,704	$7	0.23%	$11,435	$6	0.24%
Certificates of deposit	100	1	0.22	266	1	0.40
Debt securities:
Taxable	36,944	201	2.18	29,910	126	1.69
Tax-exempt	5,885	49	3.36	4,214	38	3.65
Total loans and loans held for sale	424,583	4,724	4.46	345,958	4,085	4.74
FHLB stock	3,365	12	1.40	2,798	2	0.35
Total interest-earning assets	484,581	4,994	4.13	394,581	4,258	4.33
Allowance for loan losses	(4,672)			(4,059)
Total interest-earning assets less allowance for loan losses	479,909			390,522
Noninterest-earning assets	16,865			13,720
Total assets	$496,774			$404,242
Interest-bearing liabilities:
Regular savings accounts	$84,822	163	0.77%	$49,077	64	0.53%
NOW checking accounts	23,900	21	0.36	24,071	24	0.40
Money market accounts	64,055	82	0.51	53,720	58	0.43
Certificates of deposit	167,292	437	1.05	145,865	423	1.16
Total interest-bearing deposits	340,069	703	0.83	272,733	569	0.84
Short-term borrowings	1,456	2	0.55	3,478	4	0.34
Long-term debt	56,783	173	1.21	41,348	124	1.19
Total interest-bearing liabilities	398,308	878	0.88	317,559	697	0.88
Noninterest-bearing demand deposits	47,916			42,449
Other noninterest-bearing liabilities	2,112			1,910
Total liabilities	448,336			361,918
Stockholders’ equity	48,438			42,324
Total liabilities and stockholders’ equity	$496,774			$404,242
Net interest income		$4,116			$3,561
Net interest rate spread (2)			3.25%			3.45%
Net interest-earning assets (3)	$86,274			$77,022
Net interest margin (4)			3.41%			3.62%
Average total interest-earning assets to average total interest-bearing liabilities	121.66%			124.25%

(1)	Ratios for the three month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represent total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
	Increase (Decrease) Due to		Total Increase (Decrease)
(In thousands)	Volume	Rate
Interest-earning assets:
Short-term investments	$1	$--	$1
Certificates of deposit	--	--	--
Debt securities:
Taxable	33	42	75
Tax-exempt	14	(3)	11
Total loans and loans held for sale	856	(217)	639
FHLB stock	1	9	10
Total interest-earning assets	905	(169)	736

Interest-bearing liabilities:
Regular savings	60	38	98
NOW checking	--	(2)	(2)
Money market	12	12	24
Certificates of deposit	58	(44)	14
Total interest-bearing deposits	130	4	134
Short-term borrowings	--	(2)	(2)
Long-term debt	47	2	49
Total interest-bearing liabilities	177	4	181

Increase (decrease) in net interest income	$728	$(173)	$555

Provision for Loan Losses.  The provision for loan losses was $180 thousand for the three-month period ended September 30, 2014, compared to $150 thousand for the three-month period ended September 30, 2013.  In the 2014 period, the provision increase primarily reflects growth in the residential and commercial loan portfolios, while qualitative factors supporting our analysis of the adequacy of our allowance for loan losses have remained relatively stable.

Analysis of Loan Loss Experience.  The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	September 30,
(Dollars in thousands)	2014	2013
Allowance at beginning of period	$4,613	$4,008
Provision for loan losses	180	150
Charge-offs	(111)	--
Recoveries	--	--
Net charge-offs	(111)	--
Allowance at end of period	$4,682	$4,158
Allowance for loan losses to nonperforming loans at end of period	90.00%	79.29%
Allowance for loan losses to total loans at end of period	1.07%	1.15%
Net charge-offs to average loans outstanding during the period	0.03%	--%

Noninterest Income.  Noninterest income totaled $244 thousand for the three months ended September 30, 2014, an increase of $19 thousand or 8.4% as compared to the prior year. Wealth management fees increased $16 thousand, or 15.8%, from the comparable 2013 period. Income from mortgage banking activities in 2014 increased $22 thousand as sales of longer-term mortgage loans have increased compared to the prior year.

Noninterest Expense.  Noninterest expense increased $689 thousand to $3.3 million during the three months ended September 30, 2014, from $2.6 million for the three months ended September 30, 2013.  Factors that contributed to the increase in noninterest expense during the 2014 period were increased salaries and employee benefits of $464 thousand, or 29.9%, primarily attributable to additional personnel supporting our branch network, our residential and commercial lending operations, and additions within our wealth management subsidiary. Occupancy and equipment expense increased $176 thousand resulting from normal rent increases and additional rent and other expense associated with expanded office space. Professional fees increased $70 thousand, or 102.9%, as we have incurred one-time charges of $95 thousand for professional service firms to facilitate certain staffing and contract negotiation matters on our behalf.

Income Taxes.  An income tax provision of $339 thousand was recorded during the quarter ended September 30, 2014, compared to a provision of $393 thousand in the comparable 2013 quarter.  The effective tax rate for the 2014 three-month period was 39.7%, compared with 39.3% for the 2013 three-month period.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013

Overview.  Net income for the nine months ended September 30, 2014 was $1.3 million, compared to net income of $1.8 million for the nine months ended September 30, 2013.  The $445 thousand decrease was primarily due to increased noninterest expense of $2.3 million, partially offset by increased net interest income of $1.8 million.

Net Interest Income.  Net interest income for the nine months ended September 30, 2014 totaled $11.9 million, an increase of 17.4%, as compared to the nine months ended September 30, 2013.  The increase in net interest income was primarily due to an increase in interest income of $2.3 million, or 18.5%, partially offset by an increase in interest expense of $494 thousand, or 24.3%, during the period.

Interest and dividend income increased by $2.3 million to $14.4 million for the nine months ended September 30, 2014 from $12.2 million for the nine-month period ended September 30, 2013. The average balance of interest-earning assets increased 20.0%, while the average rate earned on these assets decreased 22 basis points.  Interest and fees on loans increased $2.1 million, or 18.1%, due to a 21.6% increase in the average balance of loans partially offset by a 36 basis point decrease in the average rate received on loans.  Interest income from taxable securities increased $129 thousand, or 32.0%, due to a 30 basis point increase in the average rate earned on taxable securities and an 11.0% increase in the average balance of taxable securities compared to the prior year period.

The increase in interest expense was primarily due to growth in the average balance of interest-bearing deposits, as interest costs increased by $494 thousand, or 24.3%, compared to the prior year. We experienced an increase in the average balance of interest-bearing deposits of 20.7% in the nine-month period ended September 30, 2014 compared to the same period in 2013. Long-term debt expense increased $71 thousand as the average balance of long-term FHLB advances increased $10.3 million from $39.2 million to $49.6 million, partially offset by a decrease of seven basis points in rates paid on the advances.  The average rates paid on all interest-bearing liabilities decreased by two basis points from the comparative nine-month period.  The decrease in the cost of deposits and borrowings was primarily due to the extended period of declining interest rates and a more cost-effective mix of funds.

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

	For the Nine Months Ended September 30,
	2014			2013
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
Interest-earning assets:
Short-term investments	$13,607	$23	0.23%	$13,390	$24	0.24%
Certificates of deposit	100	1	0.22	403	1	0.42
Debt securities:
Taxable	35,254	532	2.02	31,386	403	1.72
Tax-exempt	5,400	139	3.44	5,059	138	3.64
Total loans and loans held for sale	413,335	13,696	4.43	324,078	11,600	4.79
FHLB stock	3,246	35	1.45	2,467	6	0.33
Total interest-earning assets	470,942	14,426	4.10	376,783	12,172	4.32
Allowance for loan losses	(4,472)			(3,961)
Total interest-earning assets less allowance for loan losses	466,470			372,822
Noninterest-earning assets	15,797			17,434
Total assets	$482,267			$390,256
Interest-bearing liabilities:
Regular savings accounts	$81,890	458	0.75%	$46,542	172	0.49%
NOW checking accounts	24,143	65	0.36	24,615	66	0.36
Money market accounts	60,025	227	0.51	54,664	171	0.42
Certificates of deposit	167,808	1,316	1.05	138,830	1,238	1.19
Total interest-bearing deposits	333,866	2,066	0.83	264,651	1,647	0.83
Short-term borrowings	2,982	8	0.34	1,897	4	0.29
Long-term debt	49,558	451	1.22	39,244	380	1.29
Total interest-bearing liabilities	386,406	2,525	0.87	305,792	2,031	0.89
Noninterest-bearing demand deposits	45,934			39,325
Other noninterest-bearing liabilities	2,020			2,090
Total liabilities	434,360			347,207
Stockholders’ equity	47,907			43,049
Total liabilities and stockholders’ equity	$482,267			$390,256
Net interest income		$11,901			$10,141
Net interest rate spread (2)			3.23%			3.43%
Net interest-earning assets (3)	$84,536			$70,991
Net interest margin (4)			3.38%			3.60%
Average total interest-earning assets to average total interest-bearing liabilities	121.88%			123.22%

(1)	Ratios for the nine-month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represent total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
	Increase (Decrease) Due to		Total Increase (Decrease)
(In thousands)	Volume	Rate
Interest-earning assets:
Short-term investments	$(1)	$--	$(1)
Certificates of deposit	--	--	--
Debt securities:
Taxable	53	76	129
Tax-exempt	6	(5)	1
Total loans and loans held for sale	2,870	(774)	2,096
FHLB stock	1	28	29
Total interest-earning assets	2,929	(675)	2,254

Interest-bearing liabilities:
Regular savings	170	115	285
NOW checking	(2)	1	(1)
Money market	18	39	57
Certificates of deposit	239	(161)	78
Total interest-bearing deposits	425	(6)	419
Short-term borrowings	3	1	4
Long-term debt	95	(24)	71
Total interest-bearing liabilities	523	(29)	494

Increase (decrease) in net interest income	$2,406	$(646)	$1,760

Provision for Loan Losses.  The provision for loan losses was $580 thousand for the nine months ended September 30, 2014, compared to $350 thousand for the nine months ended September 30, 2013.  In the 2014 period, the provision primarily reflects growth in the residential and real estate construction loan portfolios, and the addition of specific reserves related to a home equity loan. A reduction in certain qualitative loss factors due to management’s assessment of improving collateral values on certain real estate and commercial loan portfolios and a stable or improving regional economy has favorably impacted the qualitative factors supporting the ALL.   Changes in the  mix of loans held in portfolio to less risky residential real estate loans has contributed in a reduction in the ratio of the allowance for loan losses to total loans at September 30, 2014, as compared to the prior year.

Analysis of Loan Loss Experience The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2014	2013
Allowance at beginning of period	$4,213	$3,844
Provision for loan losses	580	350
Charge-offs	(111)	(36)
Recoveries	--	--
Net charge-offs	(111)	(36)
Allowance at end of period	$4,682	$4,158
Allowance for loan losses to nonperforming loans at end of period	90.00%	79.29%
Allowance for loan losses to total loans at end of period	1.07%	1.15%
Net charge-offs to average loans outstanding during the period	0.03%	0.01%

Noninterest Income.  Noninterest income totaled $730 thousand, an increase of $33 thousand, or 4.7%, as wealth management fees increased $71 thousand, as compared to the 2013 period. Income from mortgage banking activities in 2014 decreased $15 thousand compared to 2013, as mortgage sales volumes have decreased.  Gains on sales of securities declined $87 thousand in 2014 as fewer transactions have been recorded in 2014.  In June 2013, we recorded a loss of $93 thousand on the early extinguishment of $2.0 million of long-term FHLB advances. We did not record a similar transaction in the 2014 period.

Noninterest Expense.  Noninterest expense increased $2.3 million to $9.8 million during the nine months ended September 30, 2014, from $7.5 million for the nine months ended September 30, 2013.  Factors that contributed to the increase in noninterest expense during the 2014 period were increased salaries and employee benefits of $1.4 million, or 30.5%, primarily attributable to additional personnel supporting our branch operations, our residential and commercial lending operations, and our wealth management activities. Occupancy and equipment expense increased $463 thousand resulting from normal rent increases and additional rent and other expense associated with expanded office space.  Professional fees increased $234 thousand as we incurred one-time charges of $180 thousand for professional service firms to facilitate certain staffing and contract negotiation matters on our behalf.

Income Taxes.  An income tax provision of $876 thousand was recorded during the nine months ended September 30, 2014, compared to a provision of $1.2 million in the comparable 2013 period. The effective tax rate for the 2014 nine-month period was 39.5%, compared with 39.3% for the 2013 nine-month period.

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

Our most liquid assets are cash and cash equivalents, loans held for sale and securities available for sale.  The level of these assets depends on our operating, financing, lending and investing activities during any given period.  At September 30, 2014, cash and cash equivalents, which include short-term investments, totaled $11.5 million.  Securities classified as available-for-sale, whose aggregate market value of $42.2 million exceeds cost, and $944 thousand of loans held for sale provide additional sources of liquidity.

At September 30, 2014, we had $63.5 million in long-term borrowings outstanding, represented entirely by FHLB advances. Long-term FHLB advances are generally used to fund loan growth. We also had $2.0 million of short-term borrowings represented by advances from the FHLB with original maturities less than one year. These borrowings are primarily used to fund temporary liquidity needs due to the timing of loan closings and deposit gathering activities. In addition, at September 30, 2014, we had a total of $47.0 million in unused borrowing capacity from the FHLB.  At September 30, 2014, we also had the ability to borrow $5.0 million from the Co-operative Central Bank on an unsecured basis, $2.0 million under an unsecured line of credit with a correspondent bank, and $8.8 million from the Federal Reserve Bank under a collateralized borrowing program, none of which was outstanding at that date.

At September 30, 2014, we had $78.5 million in loan commitments outstanding, which included $36.7 million in unadvanced funds on construction loans, $22.8 million in unadvanced home equity lines of credit, $10.8 million in unadvanced commercial lines of credit, and $7.1 million in unfunded new loan originations.

Certificates of deposit due within one year of September 30, 2014 amounted to $116.5 million, or 71.9% of total certificates and 29.8% of total deposits.  This total has increased $15.8 million from December 31, 2013. Balances of certificates maturing in more than one year have decreased $13.3 million.  Balances of certificates that mature within one year reflect customer preferences for greater liquidity of personal funds, while longer-dated certificates reflect a decreased willingness among customers to accept current interest rates for extended time periods.  If maturing deposits are not renewed, we will be required to seek other sources of funds, including new certificates and other borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing funds.  Management believes, however, based on past experience that a significant portion of our certificates will be renewed.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and has to provide for its own liquidity to pay its operating expenses and other financial obligations.  The Company’s primary sources of income are dividends received from the Bank and earnings from the investment of net proceeds from the initial stock offering retained by the Company.  Massachusetts banking law and FDIC regulations limit distributions of capital.  In addition, the Company is subject to policy of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality and overall financial condition.  Finally, in connection with its non-objection to the conversion, the FDIC has required the Bank to commit that for the three-year period following the closing of the conversion it will not make any distribution of capital to the Company, including cash dividends, except in accordance with the FDIC laws and regulations and as provided for in the business plan submitted with the conversion application without the prior approval of the Boston Area Office of the FDIC or, if such action would cause the Bank’s tier 1 leverage and total risk-based capital ratios to fall below 8.0% and 12.0%, respectively.  At September 30, 2014, the Company had $1.7 million of liquid assets as represented by cash and cash equivalents on an unconsolidated basis. The Company declared a cash dividend of $0.025 per share, or $61 thousand, payable on September 19, 2014 to stockholders of record on September 3, 2014, and has paid a total of $0.05 per share, or $122 thousand in the nine months ended September 30, 2014.

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the FDIC and the Massachusetts Division of Banks, including a risk-based capital measure.  The Company is also subject to similar capital requirements set by the Federal Reserve Board.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2014, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

For the nine months ended September 30, 2014, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Qualitative Aspects of Market Risk

One significant risk affecting the financial condition and operating results of the Company and the Bank is interest rate risk.  We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.  Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits.  As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings.  To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Our strategy for managing interest rate risk emphasizes: originating adjustable-rate loans for retention in our loan portfolio; selling in the secondary market substantially all newly originated conforming longer-term fixed-rate residential mortgage loans; promoting core deposit products; and adjusting the maturities of borrowings and the investment portfolio mix and duration.  We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income and equity simulations.  The simulations use projected repricing of assets and liabilities at September 30, 2014 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rates can have a significant impact on the simulations.  Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  Our asset sensitivity would be reduced if prepayments slow and would increase if prepayments accelerated.  While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects the estimated effects of changes in interest rates on the present value of our equity at September 30, 2014 and on our projected net interest income from September 30, 2014 through September 30, 2015.

		As of September 30, 2014			Over the Next 12 Months Ending September 30, 2015
		Present Value of Equity			Projected Net Interest Income
Basis Point (“bp”) Change in Rates		$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
		(Dollars in thousands)
300	bp	$62,277	$(8,798)	(12.38)%	$15,435	$(1,053)	(6.39)%
200		65,168	(5,907)	(8.31)	15,748	(740)	(4.49)
100		67,682	(3,393)	(4.77)	16,050	(438)	(2.66)
0		71,075	--	--	16,488	--	--
(100)		75,018	3,943	5.55	16,390	(98)	(0.59)

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

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A.  Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 24, 2014.  As of September 30, 2014, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 1, 2012, the Company’s Board of Directors approved the repurchase of up to 96,286 shares of the Company’s common stock. As of September 30, 2014, 55,751 shares of common stock remain available for repurchase under the plan.  The repurchase plan will continue until it is completed or terminated by the Company’s Board of Directors. No shares of common stock were repurchased by the Company in the three months ended September 30, 2014.

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

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

WELLESLEY BANCORP, INC.

Dated: November 7, 2014	By:	/s/ Thomas J. Fontaine
Thomas J. Fontaine
President and Chief Executive Officer
(principal executive officer)

Dated: November 7, 2014	By:	/s/ Gary P. Culyer
Gary P. Culyer
Chief Financial Officer and Treasurer
(principal accounting and financial officer)