Form 10-K
period 2014-12-31
Wellesley Bancorp, Inc.
filed 2015-03-26
CIK 1526952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X    No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X    No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __   No X

The aggregate market value of the common stock held by non-affiliates as of June 30, 2014 was $34,066,974, based on a closing price of $18.98.

As of March 12, 2015, the registrant had 2,459,138 shares of its common stock outstanding.

_________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2015 annual meeting of stockholders (Part III).

i

Forward-Looking Statements

When used in this Annual Report on Form 10-K, the words or phrases “will likely result,” “are expected to,” “will continue”, ”intends,” ”believes,”  “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, changes in legislation or accounting policies, fluctuations in interest rates, demand for loans in the Company’s market area, competition and information provided by third-party vendors and the matters described herein under “Item 1A. Risk Factors” that could cause actual results to differ materially from historical results and those presently anticipated or projected.  The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I
Item 1.  Business

General

Wellesley Bancorp, Inc.  Wellesley Bancorp, Inc. (the “Company” or “Wellesley Bancorp”) was incorporated in September 2011 to be the holding company for Wellesley Bank (the “Bank”) following the Bank’s conversion (the “Conversion”) from the mutual to stock form of ownership.  On January 25, 2012, the Conversion was completed and the Bank became the wholly-owned subsidiary of the Company.  Also on that date, the Company sold and issued 2,407,151 shares of its common stock at a price of $10.00 per share, through which the Company received net offering proceeds of $21.2 million.  The Company’s principal business activity is the ownership of the outstanding shares of common stock of the Bank.  The Company does not own or lease any property, but instead uses the premises, equipment and other property of the Bank, with the payment of appropriate rental fees, as required by applicable laws and regulations, under the terms of an expense allocation agreement entered into with the Bank.

Wellesley Bank.  Founded in 1911, Wellesley Bank is a Massachusetts chartered cooperative bank headquartered in Wellesley, Massachusetts.  We operate as a community-oriented financial institution offering traditional financial services to consumers and businesses in our primary market areas of Wellesley, Boston and the surrounding communities.  We attract deposits from the general public and use those funds to originate primarily residential mortgage loans, commercial real estate loans and construction loans, and, to a lesser extent, commercial business loans, home equity lines of credit and other consumer loans.  We conduct our lending and deposit activities primarily with individuals and small businesses in our primary market areas.  In addition, we also provide investment management services for high net worth individuals, families, businesses, private partnerships, nonprofit organizations, foundations and trusts through our wholly-owned subsidiary, Wellesley Investment Partners, LLC, a registered investment advisor.

The Bank’s and the Company’s executive offices are located at 47 Church Street, Wellesley, Massachusetts 02482 and its telephone number is (781) 235-2550.

Our website address is www.wellesleybank.com.  Information on our website should not be considered a part of this document.

Wellesley Bank Charitable Foundation.  In connection with the Conversion, the Company established the Wellesley Bank Charitable Foundation (the “Foundation”) through the contribution of $225 thousand in cash and 157,477 shares of common stock.  The total contribution expense recognized by the Company in 2012 was $1.8 million pre-tax ($1.1 million after tax).  The Foundation makes grants and donations to support charitable purposes within the communities served, currently or in the future, by the Company.

Market Area

We conduct our operations from our executive offices, three full-service branch offices located in Wellesley, Massachusetts, a community within the greater Boston metropolitan area, and one full-service branch office located in Boston.  Our primary lending market is defined by our Community Reinvestment Act assessment area, and includes the communities of Wellesley, Brookline, Dover and Needham in Norfolk County, the communities of Natick, Newton, Cambridge and Weston in Middlesex County and portions of Boston in Suffolk County.  Due to our locations in and around Boston, our primary market area benefits from the presence of numerous institutions of higher learning, medical care and research centers and the corporate headquarters of several investment and financial services companies.  The greater Boston metropolitan area also has many life science and high technology companies employing personnel with specialized skills.  These factors affect the economic vitality of the region and impact the demand for residential homes, residential construction, office buildings, shopping centers, and other commercial properties in our market area.

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

Competition

We face significant competition for deposits and loans.  Our most direct competition for deposits has historically come from the financial institutions operating in our primary market area and from other financial service companies such as securities brokerage firms, credit unions and insurance companies.  We also face competition for investors’ funds from money market funds and mutual funds.  At June 30, 2014, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held 1.8% of the deposits in Norfolk County, which was the 14th largest market share among the forty-nine financial institutions with offices in Norfolk County.  At June 30, 2014, we also held 17.1% of the deposits in the town of Wellesley, which was the third largest market share among the 16 financial institutions with offices in Wellesley.  Some of the banks owned by large national and regional holding companies and other community-based banks that also operate in our primary market area are larger than we are and, therefore, may have greater resources or offer a broader range of products and services.

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

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the internet, and made it possible for nondepository institutions to offer products and services that traditionally have been provided by banks.  Competition for gathering deposits and originating loans could limit our growth in the future.

Lending Activities

Residential Mortgage Loans.  The largest segment of our loan portfolio is residential mortgage loans, which enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner.  At December 31, 2014, residential mortgage loans were $233.3 million, or 52.1%, of our total loan portfolio, consisting of $20.7 million and $212.6 million of fixed-rate and adjustable-rate loans, respectively.  We offer fixed-rate and adjustable-rate residential mortgage loans with terms up to 30 years.  Generally, our fixed-rate loans conform to Fannie Mae and Freddie Mac underwriting guidelines and are originated with the intention to sell.  Our adjustable-rate mortgage loans generally adjust every three years after an initial fixed period that ranges from three to ten years.  Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a specified percentage above the three year U.S. Treasury index.  Depending on the loan type, the maximum amount by which the interest rate may increase or decrease is generally 2% per adjustment period and the lifetime interest rate caps range from 5% to 6% over the initial interest rate of the loan.

Borrower demand for adjustable-rate loans, as compared to fixed-rate loans, is a function of the level of interest rates, the expectations of changes in the level of interest rates, the ability of borrowers to qualify for longer-term fixed-rate loans under regulatory guidelines, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest rates and loan fees for adjustable-rate loans.  The relative amount of fixed-rate and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment.  The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria, competitive market conditions and regulatory requirements.

While residential mortgage loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan.  Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.  Additionally, our current practice is generally to (1) sell to the secondary market newly originated 15-year or longer-term conforming fixed-rate residential mortgage loans, and (2) to hold in our portfolio non-conforming loans, shorter-term fixed-rate loans and adjustable-rate loans.  Generally, conforming fixed-rate loans are sold to third parties with servicing released.  Wellesley Bank’s portfolio lending generally consists of conforming and non-conforming adjustable-rate loans for owner-occupied and investor properties with loan-to-value ratios of up to 80%.  Mortgage amortizations range from 15 to 30 years.  We do not originate “interest only” mortgage loans on one-to-four family residential properties nor do we offer loans that provide for negative amortization of principal such as “option ARM” loans where the borrower can pay less than the interest owed on their loan.  Additionally, we generally do not offer “subprime loans” (loans that are made with low down payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments or bankruptcies, or borrowers with questionable repayment capacity) or “Alt-A” loans (loans to borrowers having less than full documentation).

We will make loans with loan-to-value ratios up to 90% (occasionally to 95% for first time home buyers and other qualified borrowers on an exception basis); however, we generally require private mortgage insurance for loans with a loan-to-value ratio over 80%.  We require all properties securing mortgage loans in excess of $250 thousand to be appraised by a licensed real estate appraiser.  We generally require title insurance on all first mortgage loans.  Exceptions to these lending policies are based on an evaluation of credit risk related to the borrower and the size of the loan.  Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

In an effort to provide financing for first-time buyers, we offer adjustable-rate and fixed-rate loan programs.  We offer mortgage loans through this program to qualified individuals and originate the loans using modified underwriting guidelines, modified loan conditions and reduced closing costs.

Commercial Real Estate Loans.  We also offer fixed-rate and adjustable-rate mortgage loans secured by commercial real estate properties, including loans secured by multi-family real estate properties.  At December 31, 2014, commercial real estate loans were $94.7 million, or 21.1%, of our total loan portfolio, inclusive of $4.7 million in multi-family real estate loans.  The commercial real estate loan portfolio consisted of $13.0 million in fixed-rate loans and $81.7 million in adjustable-rate loans at December 31, 2014.  Our primary focus is individual commercial real estate loan originations to small- and mid-size owner occupants and investors in amounts between $1.0 million and $5.0 million.  Due to loan amortizations and lower than targeted size originations, the average size for loans in this portfolio was $752 thousand at December 31, 2014.  Our commercial real estate and multi-family loans are generally secured by properties used for business purposes such as office buildings, warehouses, retail facilities and apartment buildings.  In addition to originating these loans, we also occasionally participate in commercial real estate loans with other financial institutions located primarily in Massachusetts.

We originate fixed-rate and adjustable-rate commercial real estate and multi-family loans for terms up to 30 years.  Interest rates and payments on our adjustable-rate loans generally adjust every three, five, seven or ten years and typically are adjusted to a rate equal to a specified percentage above the corresponding Federal Home Loan Bank Classic Advance borrowing rate.  Most of our adjustable-rate commercial real estate and multi-family loans adjust every five years and amortize over a 25 year term.  Since 2010, commercial real estate and multi-family loan originations are generally subject to an interest rate floor.  Loan amounts do not exceed 80% of the property’s appraised value at the time the loan is originated.

At December 31, 2014, our largest commercial real estate loan was for $4.6 million and was secured by a retail office building located in Boston, Massachusetts.  At December 31, 2014, our largest multi-family real estate loan was for $2.9 million and was secured by an income producing property in Massachusetts. Both of these loans were performing according to their original repayment terms at December 31, 2014.

Construction Loans.  At December 31, 2014, construction loans were $72.7 million, or 16.2%, of our total loan portfolio.  We primarily originate construction loans to contractors and builders, and to a lesser extent, individuals, to finance the construction of residential dwellings.  We also make construction loans for commercial development projects, including small industrial buildings and retail and office buildings.  Our construction loans generally are fixed-rate, interest-only loans that provide for the payment of interest only during the construction phase, which usually ranges from 12 to 24 months.  The interest rates on our construction loans generally give consideration to the prime rate as published in the Wall Street Journal and market conditions.  Construction loans generally are  made with a loan to value ratio up to of 75% of the appraised market value estimated upon completion of the project, but may be made up to a maximum loan to value ratio of 80%. As appropriate to the underwriting and appraisal process for certain property classes, a “discounted cash flow analysis” may be utilized.  Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser.  We also will require an inspection of the property before disbursement of funds during the term of the construction loan.  Generally, our construction loans do not provide for interest payments to be funded by interest reserves.

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

Most of our loans for the construction of residential properties are for residences being built that have not been sold prior to commencement of construction (speculative loans).  Construction loans secured by speculative residential loan projects totaled $49.7 million, or 11.1% of our loan portfolio, and loans secured by owner-occupied residential real estate totaled $16.7 million, or 3.7% of our loan portfolio,  and  loans secured by speculative commercial loan projects totaled  $6.3 million or 1.4 % of our loan portfolio.

At December 31, 2014, our largest outstanding construction loan relationship was for a speculative project aggregating $5.6 million, all of which was outstanding.  This project is secured by a residential property, located in Boston, which is to be renovated and marketed as condominium units.  This relationship was performing according to its original repayment terms at December 31, 2014.

Commercial Business Loans.  We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses.  At December 31, 2014, commercial business loans were $19.1 million, or 4.3% of our total loan portfolio.  Commercial lending products include term loans, revolving lines of credit and equipment loans.  Commercial business loans and lines of credit are made with either variable or fixed rates of interest.  Variable rates are based on the prime rate as published in The Wall Street Journal, plus a margin.  Fixed-rate business loans are generally priced by considering the prime rate and the comparable cost of funding, typically from published rates of the Federal Home Loan Bank of Boston.  Commercial business loans typically have shorter maturity terms and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral.  We focus our efforts on small- to medium-sized, privately-held companies with local or regional businesses that operate in our market area.  In addition, commercial business loans are generally made  to existing customers having a business or individual deposit account, or  new borrowers who are required to establish appropriate deposit relationships with Wellesley Bank, if not already a depositor.

When making commercial loans, we consider the financial statements of the borrower, their borrowing history,  the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, primarily accounts receivable, inventory and equipment. These loans are generally supported by personal guarantees.  At December 31, 2014, our largest commercial business loan was a $2.0  million loan.  The loan is secured by all of the business assets of the company and is performing according to the original terms at December 31, 2014.  Our largest commercial line of credit was $2.0 million to a company and was secured by all business assets.  At December 31, 2014, there was no  balance outstanding on this line of credit.

Home Equity Lines of Credit.  We offer home equity lines of credit, which are generally secured by owner-occupied residences.  At December 31, 2014, home equity lines of credit were $28.2 million, or 6.3% of our total loan portfolio.  Home equity lines of credit have adjustable rates of interest with ten-year draws amortized over 15 years that are indexed to the Prime Rate as published by The Wall Street Journal and generally are subject to an interest rate floor.  Our home equity lines of credit generally have a monthly variable interest rate.  We offer home equity lines of credit with cumulative loan-to-value ratios generally up to 85%, when taking into account both the balance of the home equity loans and first mortgage loan.  We typically do not hold a first mortgage position on the homes that secure home equity lines of credit.

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

Other Consumer Loans.  We occasionally make fixed-rate second mortgage loans, automobile loans, loans secured by passbook or certificate accounts and overdraft loans.  At December 31, 2014, other consumer loans were $292 thousand or 0.1% of total loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.  Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Loan Underwriting

Adjustable-Rate Loans.   Our adjustable-rate loans better offset the adverse effects on our net interest income in the event of an increase in interest rates,  as compared to fixed-rate mortgages. However, the increased mortgage payments required of adjustable-rate loans in a rising interest rate environment could lead to an increase in delinquencies and defaults.  In addition, although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Commercial Real Estate Loans.  Loans secured by commercial real estate, including multi-family real estate, generally have larger balances and involve a greater degree of risk than residential mortgage loans.  Of primary concern in commercial real estate lending is the feasibility and cash flow potential of the project and the borrower’s creditworthiness.  Payments on loans secured by income properties often depend on successful operation and management of the properties.  As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.  To monitor cash flows on income properties, we require borrowers and loan guarantors, where applicable, to provide annual financial statements on commercial real estate loans.  In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history, and a certified appraisal documenting the value of the underlying property.  We also require an environmental survey for commercial real estate loans over $500 thousand.

Construction Loans. Speculative construction financing of real estate properties is considered to involve a greater risk of loss than long-term financing on improved, occupied real estate.  Risk of loss on a speculative construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction.  During the construction phase, a number of factors could result in delays and cost overruns.  If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the development.  If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a project having a value which is insufficient to assure full repayment.  As a result of the foregoing, speculative construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest.  If we are forced to foreclose on a project before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.  Construction financing of owner occupied residential properties, while exhibiting some of the risks of speculative construction financing, is consider less risky as repayment of loan principal is generally a function of the borrower’s creditworthiness, and not typically based on the expected sale price of the property.

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

Our current practice is generally (1) to sell to the secondary market newly originated 15-year or longer-term conforming fixed-rate residential mortgage loans, and (2) to hold in our portfolio non-conforming loans, shorter-term fixed-rate loans and adjustable-rate loans.  Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management.  Generally, loans are sold to third parties with servicing released.  In addition, we may sell participation interests in commercial real estate loans to local financial institutions, primarily the portion of loans that exceed our borrowing limits or are in an amount that is considered prudent in concert with recognition of credit risk.

For the years ended December 31, 2014 and 2013, we originated loans totaling $208.1 million and $218.1 million, respectively, and sold $19.3 million and $29.7 million of loans, respectively, all of which were residential mortgage loans.  At December 31, 2014, we had no loans sold with recourse.

Loan Approval Procedures and Authority.  Our lending activities follow written, nondiscriminatory, underwriting standards and loan origination procedures established by our Board of Directors and management.  Loans in excess of $2.5 million must be authorized by a member of the Security Committee of the Board of Directors while loans in excess of $6.0 million must be authorized by all members of the Security Committee.

Loans-to-One Borrower Limit and Loan Category Concentration.  The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited by statute to 20% of our capital, which is defined under Massachusetts law as the sum of our capital stock, surplus account and undivided profits.  Obligations secured by a first lien residential mortgage are excluded from the total borrower obligations for purposes of this computation.  At December 31, 2014, our regulatory limit on loans-to-one borrower was approximately $8.9 million.  At that date, our largest single borrower lending relationship was $7.2 million and consisted of two commercial mortgages for $3.3 million and four speculative construction loans totaling $3.9 million.  These loans were performing in accordance with its original repayment terms at December 31, 2014.

Loan Commitments.  We issue commitments for fixed-rate and adjustable-rate residential mortgage loans and other loans conditioned upon the occurrence of certain events.  Commitments to originate residential mortgage loans are legally binding agreements to lend to our customers.  Generally, these loan commitments expire after 60 days.

Investment Activities

We have legal authority to invest in various types of securities, including U.S. Treasury obligations, obligations of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank of Boston, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities.  We also are required to maintain an investment in Federal Home Loan Bank of Boston stock.  While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities through December 31, 2014.

At December 31, 2014, our investment portfolio consisted primarily of residential mortgage-backed securities and bonds issued by U.S. government agencies and government-sponsored enterprises, state and municipal bonds, SBA and other asset-backed securities, and investment grade corporate bonds.

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

Deposit Activities and Other Sources of Funds

General.  Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes.  Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and financial market conditions, and competitive pricing behavior within our market.

Deposit Accounts.  Deposits are attracted from within our market area based on reputation, by advertising and other marketing efforts, through online banking and mobile capabilities, and through the offering of a broad selection of deposit instruments,  including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and certificates of deposit.  In addition, we participate in a national market clearinghouse through which we offer competitively priced certificates of deposit to financial institutions and other corporate members of the clearinghouse.  We do not currently utilize brokered deposits.  In addition to accounts for individuals, we also offer several commercial checking accounts designed for businesses operating in our market area and strongly encourage commercial borrowers to utilize our commercial business deposit products.

Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, and customer preferences and concerns.  We generally review our deposit mix and pricing on a weekly basis.  Our deposit pricing strategy has generally been to offer competitive rates and to periodically offer special rates in to attract deposits of a specific type or term.

Business Banking and Cash Management Services.  We offer a variety of deposit accounts designed for the businesses operating in our market area.  Our business banking deposit products include a commercial checking account and checking accounts specifically designed for small businesses.  We also offer remote capture products for business customers to meet their online banking needs.  Additionally, we offer a commercial NOW account with sweep features, automated clearinghouse (ACH) origination, on-line wire transfer, and money market accounts for businesses.  We are seeking to increase our commercial deposits through the offering of these types of cash management products.

Borrowings.  We utilize advances from the Federal Home Loan Bank of Boston to supplement our supply of investable funds.  The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions.  As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances utilizing  certain of our whole first mortgage loans and other assets as collateral (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met.  Advances are made under several different programs, each having its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.  At December 31, 2014, we had advances outstanding with the Federal Home Loan Bank of Boston totaling $61.5 million, of which, short-term advances, those with original maturities less than one year, totaled $2.0 million.  At December 31, 2014, we had the ability to borrow a total of approximately $62.2 million in additional funds.  At December 31, 2014, we also had an available line of credit of $1.3 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily.  We had no overnight advances with the Federal Home Loan Bank on this date.  All of our borrowings from the Federal Home Loan Bank are secured by a blanket lien on residential real estate loans.

The Co-operative Central Bank borrowings for liquidity purposes are available to all cooperative member banks.  Loan advances will generally be made on an unsecured basis up to $5.0 million provided that: the aggregate loan balance is less than 5% of total deposits of the member bank; the member bank’s primary capital ratio is in excess of 5%; the member bank meets the required CAMELS rating; and the quarterly and year-to-date net income before extraordinary items is positive.  At December 31, 2014, we had $5.0 million of unsecured borrowing capacity with the Co-operative Central Bank, none of which was outstanding.

At December 31, 2014, we had the ability to borrow $8.7 million under a collateralized borrower in custody agreement with the Federal Reserve Bank of Boston, none of which was outstanding and also had a $2.0 million unsecured line of credit with a correspondent bank, none of which was outstanding.

Personnel

As of December 31, 2014, we had 61 full-time employees and 11 part-time employees, none of whom is represented by a collective bargaining unit.  We believe our relationship with our employees is good.

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

Wellesley Securities Corporation.  Wellesley Securities Corporation, established in 1992, is a Massachusetts corporation that engages in buying, selling and holding securities on its own behalf.  As a Massachusetts securities corporation, the income earned on Wellesley Securities Corporation’s investment securities is subject to a lower state tax rate than that assessed on income earned on investment securities maintained at Wellesley Bank.  At December 31, 2014,  $11.2 million of securities were held by Wellesley Securities Corporation.

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

The Dodd-Frank Act made many other changes in banking regulation.  Those include authorizing depository institutions, for the first time, to pay interest on business checking accounts, requiring originators of securitized loans to retain a percentage of the risk for transferred loans, establishing regulatory rate-setting for certain debit card interchange fees and establishing a number of reforms for mortgage originations.  The Dodd-Frank Act also broadened the base for Federal Deposit Insurance Corporation insurance assessments.  The Federal Deposit Insurance Corporation was required to promulgate rules revising its assessment system so that it is based on the average consolidated total assets less tangible equity capital of an insured institution instead of deposits.  That rule took effect April 1, 2011.  The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250 thousand per depositor, retroactive to January 1, 2008.

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

The rules include new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios.  The new minimum capital level requirements applicable to Wellesley Bank  and Wellesley Bancorp  are:  (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions.  The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital.  Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.  The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios:  (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%.  The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019.  An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount.  These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Transactions with Affiliates and Loans to Insiders. Transactions between a bank (and, generally, its subsidiaries) and its related parties or affiliates are limited by Sections 23A and 23B of the Federal Reserve Act.  An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank.  In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank.  Generally, Sections 23A and 23B of the Federal Reserve Act limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of such institution’s capital stock and surplus and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such institution’s capital stock and surplus.  The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar transactions.  In addition, loans or other extensions of credit by the institution to the affiliate are required to be collateralized in accordance with specified requirements.  The law also requires that affiliate transactions be on terms and conditions that are substantially the same or at least as favorable to the institution, as those provided to non-affiliates.

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

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. On February 7, 2011, the Federal Deposit Insurance Corporation approved a final rule that implemented changes to the deposit insurance assessment system mandated by the Dodd-Frank Act. Under the final rule, assessment base for payment of Federal Deposit Insurance Corporation premiums was changed from a deposit level base to an asset level base consisting of average tangible assets less average tangible equity.

The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking. No institution may pay a dividend if in default of the Federal Deposit Insurance Corporation assessment.

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

Federal Reserve System.  The Federal Reserve Board regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts, primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts.  For 2015, the regulations generally provide that reserves be maintained against aggregate transaction accounts as follows:  a 3% reserve ratio is assessed on net transaction accounts up to and including $103.6 million; a 10% reserve ratio is applied above $103.6 million.  The first $14.5 million of otherwise reservable balances are exempted from the reserve requirements.  The amounts are adjusted annually.  Wellesley Bank complies with the foregoing requirements.

Federal Home Loan Bank System.  Wellesley Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of Boston, Wellesley Bank is required to acquire and hold a specified amount of shares of capital stock in the Federal Home Loan Bank of Boston.  As of December 31, 2014, Wellesley Bank was in compliance with this requirement.

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

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; and

●	Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies; and

●	The operations of Wellesley Bank also are subject to the:

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

●
Electronic Check Clearing for the 21st Century Act (also known as “Check 21”), which allows banks to create and receive “substitute checks” (paper reproduction of the original check), and discloses the customers rights regarding “substitute checks” pertaining to these items having the “same legal standing as the original paper check”;

●
Gramm-Leach-Bliley Act privacy statute which requires each depository institution to disclose its privacy policy, identify parties with whom certain nonpublic customer information is shared and provide customers with certain rights to “opt out” of disclosure to certain third parties;

●
Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expanded the responsibilities of financial institutions, in preventing the use of the United States financial system to fund terrorist activities.  Among other things, the USA PATRIOT Act and the related regulations required banks operating in the United States to develop anti-money laundering compliance programs, due diligence policies and controls to facilitate the detection and reporting of money laundering;

●
Title III The Fair and Accurate Reporting Act of 2003, as an amendment to the Fair Credit Reporting Act, as noted previously, which includes provisions to help reduce identity theft by providing procedures for the identification, detection, and response to patterns, practices, or specific activities—known as “red flags”; and

●
Title III Truth in Savings Act, which establishes the requirement for clear and uniform disclosure of terms and conditions regarding interest and fees to help promote economic stability, competition between depository institutions, and allow the consumer to make informed decisions.

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

The Federal Reserve Board has published proposed revisions to the Small Bank Holding Company Policy Statement that provide that the policy statement shall apply to bank holding companies that have pro forma consolidated assets of less than $1 billion.  The policy statement facilitates the transfer of ownership of small community banks by allowing their holding companies to operate with higher levels of debt than would otherwise be permitted.  Institutions subject to the policy statement are not subject to the Federal Reserve Board’s regulatory capital requirements.  Currently, bank holding companies with less than $500 million in total consolidated assets may be subject to the policy statement.  Eligible companies must also meet certain qualitative requirements with respect to nonbanking activities, off-balance sheet activities, and publicly-registered debt and equity.  The proposed rule allows bank holding companies and savings and loan holding companies with less than $1 billion in total consolidated assets that meet the qualitative requirements to qualify.

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

Federal Income Taxation

General.  We report our income on a calendar year basis using the accrual method of accounting.  The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.  Our federal income tax returns have not been audited in the most recent five year period.  For its 2014 fiscal year, Wellesley Bank’s maximum federal income tax rate was 34.0%.

Bad Debt Reserves.  For taxable years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve.  A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method.  The reserve for non-qualifying loans was computed using the experience method.  Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves.  Approximately $820 thousand of our accumulated bad debt reserves would not be recaptured into taxable income unless Wellesley Bank makes a “non-dividend distribution” to Wellesley Bancorp as described below.

Distributions.  If Wellesley Bank makes “non-dividend distributions” to Wellesley Bancorp, the distributions will be considered to have been made from Wellesley Bank’s unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the “non-dividend distributions,” and then from Wellesley Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in Wellesley Bank’s taxable income.  Non-dividend distributions include distributions in excess of Wellesley Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation.  Dividends paid out of Wellesley Bank’s current or accumulated earnings and profits will not be so included in Wellesley Bank’s taxable income.

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.  Therefore, if Wellesley Bank makes a non-dividend distribution to Wellesley Bancorp, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34.0% federal corporate income tax rate.  Wellesley Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

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

Executive Officers of the Registrant

The executive officers of Wellesley Bancorp, Inc. and Wellesley Bank are elected annually by the board of directors and serve at the board’s discretion.  The executive officers of Wellesley Bancorp and Wellesley Bank are:

Name	Position

Thomas J. Fontaine	President and Chief Executive Officer of both Wellesley Bancorp and Wellesley Bank

Gary P. Culyer	Chief Financial Officer and Treasurer of Wellesley Bancorp and Senior Vice President and Chief Financial Officer of Wellesley Bank

Ralph L. Letner	Senior Vice President and Chief Lending Officer of Wellesley Bank

Eloise C. Thibault	Corporate Secretary of Wellesley Bancorp and Vice President and Treasurer of Wellesley Bank

Below is information regarding our executive officers who are not also directors.  Ages presented are as of December 31, 2014.

Gary P. Culyer has served as Senior Vice President and Chief Financial Officer of Wellesley Bank since August 2011.  Prior to joining Wellesley Bank, Mr. Culyer served as Executive Vice President and Chief Financial Officer of Dedham Institution for Savings in Dedham, Massachusetts from January 1986 to February 2011.  Mr. Culyer is a Certified Public Accountant.  Age 63.

Ralph L. Letner has served as Senior Vice President and Chief Lending Officer of Wellesley Bank since May 2014.  Mr. Letner served as Senior Vice President/Commercial Team Leader at Boston Private Bank and Trust Company in Boston,  Massachusetts from July 2010 to May 2014.  Prior to that, Mr. Letner held several positions over 12 years at Citizens’ Bank in Boston, Massachusetts.  Age 55.

Eloise C. Thibault serves as Vice President and Treasurer of Wellesley Bank and has been employed by Wellesley Bank since April 1990. Age 57.

Item 1A.  Risk Factors

We make and hold in our portfolio construction loans, including speculative construction loans, which are considered to have greater credit risk than other types of residential loans.

We originate construction loans for residential properties and commercial real estate properties, including properties built on speculative, undeveloped property by builders and developers who have not identified a buyer for the completed residential or commercial real estate property at the time of loan origination.  At December 31, 2014, $72.7 million, or 16.2%, of our loan portfolio consisted of construction loans.  Construction loans secured by speculative residential loan projects totaled $49.7 million, or 16.2% of our loan portfolio;   loans secured by owner-occupied residential real estate, totaled $16.7 million, or 3.7% of our loan portfolio;  and loans that were secured by speculative commercial loan projects totaled $6.3 or 1.4% of our loan portfolio.  While construction lending is an important part of our business strategy, we expect this portfolio to remain at approximately the same level of the total loan portfolio as it is currently..

Speculative construction lending involves additional risks when compared with construction financing of owner-occupied residential properties or permanent residential lending because funds are advanced upon the progress of the project, which is of uncertain value prior to its completion.  Because of the uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio.  This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.  These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest.  If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.  While we believe we have established adequate allowances in our financial statements to cover the credit risk of our construction loan portfolio, there can be no assurance that losses will not exceed our allowances, which could adversely impact our future earnings.

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

At December 31, 2014, $113.8 million, or 25.4%, of our loan portfolio consisted of commercial real estate and commercial business loans.  Commercial loans generally expose a lender to greater risk of nonpayment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans.  Also, many of our commercial borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.  Further, unlike residential mortgage loans or commercial real estate loans, commercial business loans may be secured by collateral other than real estate, the value of which may be more difficult to appraise, and may be more susceptible to fluctuation in value.

Our level of nonperforming loans and classified assets expose us to increased risk of loss.  Also, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

At December 31, 2014, loans that were internally classified as either special mention, substandard, doubtful or loss totaled $10.5 million, representing 2.3% of total loans.  Included in the total of internally classified loans are nonperforming loans of $4.8 million, representing 1.4% of total loans.  If these loans do not perform according to their terms and the value of the collateral is insufficient to pay the remaining loan balance or if the economy and/or the real estate market weakens, we could experience loan losses or be required to record additional provisions to our allowance for loan losses, either of which could have a material adverse effect on our operating results.  Like all financial institutions, we maintain an allowance for loan losses at a level representing management’s best estimate of inherent losses in the portfolio based upon management’s evaluation of the portfolio’s collectibility as of the corresponding balance sheet date.  However, our allowance for loan losses may be insufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

At December 31, 2014, our allowance for loan losses totaled $4.7 million, which represented 1.1% of total loans and 99.0% of nonperforming loans.  Our regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to increase the allowance for loan losses by recognizing additional provisions for loan losses charged to income, or to charge off loans, which, net of any recoveries, would decrease the allowance for loan losses.  Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our operating results.

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and uneven. Recovery by many businesses has been impaired by lower consumer spending.  A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability.  Further declines in real estate values and sales volumes and elevated unemployment levels may result in higher than expected loan delinquencies, increases in our non-performing and classified assets and a decline in demand for our products and services.  These events may cause us to incur losses and may adversely affect our financial condition and results of operations.  Our non-performing assets and troubled debt restructurings totaled $4.8 million, $6.4 million, and $6.2  million at December 31, 2014, 2013 and 2012, respectively.  Reduction in problem assets has been slow, and the process has been exacerbated by the lengthy foreclosure process in Massachusetts and extended workout plans with certain borrowers.  As we work through the resolution of these assets, continued economic problems may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

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

At December 31, 2014, $233.3 million, or 52.1% of our loan portfolio, consisted of residential mortgage loans and $28.2 million, or 6.3% of our loan portfolio, consisted of home equity lines of credit.  We intend to continue to emphasize and grow these types of lending, in particular residential mortgage lending.  Real estate values are susceptible to price volatility during changing economic conditions.  Declines in real estate values could cause some of our residential mortgage and home equity lines of credit to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Changes in interest rates may hurt our profits and asset values and our strategies for managing interest rate risk may not be effective.

Like other financial institutions, we are subject to interest rate risk.  Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings.  Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted-average yield earned on our interest-earning assets and the weighted-average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities.  Changes in interest rates also can affect:  (1) the ability to originate loans; (2) the value of our interest-earning assets and our ability to realize gains or avoid losses from the sale of such assets; (3) the ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay adjustable or variable rate loans.  Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control.  Although we believe that the estimated maturities of our interest-earning assets currently are well balanced in relation to the estimated maturities of our interest-bearing liabilities, our profitability could be adversely affected as a result of changes in interest rates.

In order to decrease interest rate risk, we utilize a variety of asset and liability management strategies such as increasing the amount of adjustable-rate loans and short term investments, as well as using longer-term Federal Home Loan Bank advances to fund a portion of our lending activities.  In addition, we price longer-term certificates of deposit at an attractive rate to extend the average term of our deposits.  Due to market conditions and customer demand, these strategies may not be effective in decreasing our interest rate risk.  In addition, our interest rate risk mitigation strategies may be influenced by regulatory guidance and directives.  As a result, we may be required to take actions that, while mitigating our interest rate risk, may negatively impact our earnings.

Strong competition within our market area could reduce our profits and slow growth.

We face a high level of competition both in making loans and attracting deposits within our primary markets.  This competition may make it difficult for us to make new loans and may force us to offer lower loan rates and higher deposit rates.  Pricing competition for loans and deposits might result in our earning less on our loans and paying more on our deposits, which would reduce net interest income.  Competition also makes it more difficult to grow loans and deposits.  At June 30, 2014, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held 1.8% of the deposits in Norfolk County, which was the 14th largest market share among the 49 financial institutions with offices in Norfolk County.  At June 30, 2014, we also held 17.1% of the deposits in the town of Wellesley, which was the third largest market share among the 16 financial institutions with offices in Wellesley.  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our market area.

Our wealth management business is heavily regulated, and the regulators have the ability to limit or restrict our activities and impose fines or suspensions on the conduct of our business.

Our wealth management business is highly regulated, primarily at the federal level. The failure of our subsidiary that provides investment management and wealth advisory services to comply with applicable laws or regulations could result in fines, suspensions of individual employees or other sanctions including revocation of such affiliate’s registration as an investment adviser.  Changes in the laws or regulations governing our wealth management business could have a material adverse impact on our profitability and operations.

Our wealth management businesses may be negatively impacted by changes in economic and market conditions.

Our wealth management business may be negatively impacted by changes in general economic and market conditions because the performance of such business is directly affected by conditions in the financial and securities markets. The financial markets and businesses operating in the securities industry are highly volatile (meaning that performance results can vary greatly within short periods of time) and are directly affected by, among other factors, domestic and foreign economic conditions and general trends in business and finance, all of which are beyond our control.  Declines in the financial markets or a lack of sustained growth may result in a corresponding decline in our performance and may adversely affect the assets that we manage.

We may not be able to attract and retain wealth management clients due to competition.

Due to intense competition, our wealth management subsidiary may not be able to attract and retain clients at a rate needed to continue to grow the business.  Competition is especially strong in our geographic market areas because there are numerous well-established, well-resourced, well-capitalized, and successful investment management and wealth advisory firms in these areas.

Our ability to successfully attract and retain investment management and wealth advisory clients is dependent upon our ability to compete with competitors’ investment products, level of investment performance, client services and marketing and distribution capabilities.  If we are not successful, our results of operations and financial condition may be negatively impacted.

Our business strategy includes moderate growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We have experienced significant growth since our initial public offering in January 2012, and we expect growth to continue at a more moderate rate in the future, at levels commensurate with maintaining adequate regulatory capital.  Expected growth in our assets, our deposits and the scale of our operations, may come from organic growth or acquisitions.  We opened our fourth full- service branch in Boston in the fourth quarter of 2013 and relocated our wealth management subsidiary to separate office space in Wellesley in the fourth quarter of 2014.  However, achieving our growth targets requires us to successfully execute our business strategies.  As a full-service community banking institution, our business strategies include continuing to expand our loan portfolio with more residential mortgage lending and larger commercial lending relationships, and increased emphasis on competitive lower cost deposit products, in particular business deposit and checking products.  Our ability to successfully grow and achieve our objectives will also depend on the continued availability of loan opportunities that meet our stringent underwriting standards.  If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business and prospects could be adversely affected.

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

In 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of the ratio of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule becomes effective for Wellesley Bank on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Under the new capital standards, to be well-capitalized, Wellesley Bank would be required to have a common equity to Tier 1 capital ratio of 6.5% and a Tier 1 capital ratio of 8.0%.  We have conducted a pro forma analysis of the application of these new capital requirements as of December 31, 2014 and have determined that Wellesley Bank on a pro forma basis meets all of these new requirements, including the full 2.5% capital conservation buffer, as if these new requirements had been in effect on that date.

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

As of December 31, 2014, our directors and executive officers, together with their associates, own 13.2% of Wellesley Bancorp’s outstanding shares of common stock.  In addition, our employee stock ownership plan owns 7.8% of our outstanding common stock.  As a result, approximately 21.0% of our outstanding shares are held by our directors and executive officers and our employee stock ownership plan.  The articles of incorporation and bylaws of Wellesley Bancorp contain supermajority voting provisions that require that the holders of at least 75% of Wellesley Bancorp’s outstanding shares of voting stock approve certain actions including, but not limited to, the amendment of certain provisions of Wellesley Bancorp’s articles of incorporation and bylaws.  If our directors and executive officers and benefit plans hold more than 25% of our outstanding common stock, the shares held by these individuals and benefit plans could be voted in a manner that would ensure that the 75% supermajority needed to approve such actions could not be attained.

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

Provisions of the articles of incorporation and bylaws of Wellesley Bancorp, state corporate law and federal and state banking regulations may make it more difficult for companies or persons to acquire control of Wellesley Bancorp.  Consequently, our stockholders may not have the opportunity to participate in such a transaction and the trading price of our common stock may not rise to the level of other institutions that are more vulnerable to hostile takeovers.  The factors that may discourage takeover attempts or make them more difficult include:

●
Articles of incorporation and bylaws.  Provisions of the articles of incorporation and bylaws of Wellesley Bancorp that may make it more difficult and expensive to pursue a takeover attempt that the board of directors opposes include;

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

●	the removal of directors only for cause, which makes it more difficult for shareholders to remove directors and replace them with their own nominees;

●	the absence of cumulative voting by stockholders in the election of directors, which may prevent a shareholder from electing nominees opposed by the board of directors of Wellesley Bancorp;

●	provisions restricting the calling of special meetings of stockholders, which delays consideration of shareholder proposal until the next annual meeting; and

●
provisions regarding the timing and content of stockholder proposals and nominations, which gives our board of directors time to consider the qualifications of proposed nominees, the merits of the proposals and, to the extent  deemed necessary or desirable  by our board of directors, to inform shareholders and make recommendations about those matters.

●
Massachusetts and federal banking regulations and Maryland corporate law.  State corporate law and federal banking regulations place limitations on the acquisition of certain percentages of our common stock and impose restrictions on certain significant stockholders.

Our contribution to the Wellesley Bank Charitable Foundation may not be tax deductible, which could decrease our profits.

We believe that the contribution carryforward related to the Wellesley Bank Charitable Foundation, in the amount of approximately $876 thousand at December 31, 2014, will be deductible for federal income tax purposes in future periods.  However, we may not have sufficient profits to be able to use the deduction fully.  If it is more likely than not that we will be unable to use the entire deduction, we will be required to establish a valuation allowance related to that portion of the deferred tax asset that is not deemed to be realizable.  The contribution carryforward expires on December 31, 2017.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

At December 31, 2014, we conducted business through our executive office, three full-service branch offices located in Wellesley, Massachusetts, one full-service branch office in Boston, and separately, our wealth management offices located in Wellesley.  We own our Central Street branch office.  We lease our Church Street executive office (subject to a renewable lease that expires in 2018), our Linden Street branch office (subject to a lease that expires in 2022), our Washington Street branch office (subject to a lease that expires in 2021, subject to renewal options that could extend through 2031), our wealth management office (subject to a lease that expires in 2021 with renewal options through 2026),  and our Boston branch office (subject to a lease that expires in 2023, with renewal options that could extend through 2033).  At December 31, 2014, the total net book value of our land, buildings, furniture, fixtures and equipment was $3.8 million.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity and Related Stockholder Matters

Wellesley Bancorp’s common stock is listed on the Nasdaq Capital Market under the trading symbol “WEBK.”  The following table sets forth the high and low sales prices of the common stock and dividends paid per share for each of the quarters in the years ended December 31, 2013 and 2014.

	High	Low	Dividends Paid Per Share
Year Ended December 31, 2014:
Fourth Quarter	$19.63	$17.52	$0.025
Third Quarter	19.27	18.43	0.025
Second Quarter	19.49	17.75	0.025
First Quarter	20.00	18.31	--

	High	Low	Dividends Paid Per Share
Year Ended December 31, 2013:
Fourth Quarter	$20.45	$17.03	--
Third Quarter	18.00	16.98	--
Second Quarter	18.25	15.60	--
First Quarter	15.99	14.90	--

As of March 12, 2015, there were approximately 324  holders of record of the Company’s common stock.  We believe the number of beneficial owners of our common stock is greater than the number of record holders because a large amount of our common stock is held of record through brokerage firms in “street name.”

Issuer Purchases of Equity Securities

The Company announced a stock repurchase program on October 31, 2012.  Under the stock repurchase program, the Company is authorized to repurchase up to 96,286 shares, or approximately 4.0%, of the Company’s outstanding common stock. At December 31, 2014, the Company had repurchased and retired 40,535 shares. No shares were purchased during the quarter ended December 31, 2014.

Dividends

In February 2014, our board of directors adopted a policy of paying cash dividends subject to all applicable statutory and regulatory capital and asset maintenance requirements.  We cannot guarantee that we will continue to pay dividends or that, if paid,  we will not reduce or eliminate dividends in the future.

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

Dividends from Wellesley Bancorp may depend, in part, upon receipt of dividends from Wellesley Bank because Wellesley Bancorp has no source of income other than dividends from Wellesley Bank and earnings from investment of net proceeds from the offering retained by Wellesley Bancorp.  Massachusetts banking law and Federal Deposit Insurance Corporation regulations limit distributions from Wellesley Bank to Wellesley Bancorp.  See “Regulation and Supervision—Massachusetts Banking Laws and Supervision—Dividends” and “—Federal Regulations—Prompt Corrective Regulatory Action.”  In addition, Wellesley Bancorp is subject to the Federal Reserve Board’s policy that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by Wellesley Bancorp appears consistent with its capital needs, asset quality and overall financial condition.  See “Regulation and Supervision—Holding Company Regulation.”  Finally, in connection with its non-objection to the conversion, the Federal Deposit Insurance Corporation  required Wellesley Bank to commit that for the three-year period immediately following the closing of the conversion it will not make any distribution of capital to Wellesley Bancorp, including cash dividends, except in accordance with Federal Deposit Insurance Corporation laws and regulations and as provided for in the business plan submitted with the conversion application without the prior approval of the Boston Area Office of the Federal Deposit Insurance Corporation if such action would cause Wellesley Bank’s tier 1 leverage and total risk-based capital ratios to fall below 8.0% and 12.0%, respectively. This restriction ended on January 26, 2015, the three-year anniversary of our conversion.

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

Item 6.  Selected Financial Data

The summary consolidated financial information presented below is derived in part from our audited consolidated financial statements.  The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes beginning on page F-1.  The information at December 31, 2014 and 2013 and for the years then ended is derived in part from the audited consolidated financial statements of Wellesley Bancorp that appear elsewhere in this Annual Report on Form
10-K.

	At December 31,
(In thousands)	2014	2013	2012	2011	2010

Selected Financial Condition Data:
Total assets	$535,115	$458,520	$376,048	$303,148	$262,002
Cash and short-term investments	19,271	19,067	18,218	33,524	18,397
Securities available for sale	52,681	36,672	39,256	36,088	25,565
Loans held for sale	537	825	9,130	--	--
Loans receivable, net	443,346	383,718	294,091	221,877	204,117
Deposits	422,245	357,518	298,059	245,246	222,436
Stock subscriptions	--	--	--	19,666	--
Short-term borrowings	2,000	9,000	--	7,059	5,804
Long-term debt	59,500	43,500	31,500	7,500	12,500
Total equity/surplus	49,346	46,789	44,971	22,731	20,408

	Years Ended December 31,
(In thousands)	2014	2013	2012	2011	2010

Operating Data:
Interest and dividend income	$19,545	$16,660	$14,120	$12,964	$13,337
Interest expense	3,425	2,785	2,578	2,703	3,379
Net interest income	16,120	13,875	11,542	10,261	9,958
Provision for loan losses	640	500	550	900	1,100
Net interest income, after provision for loan losses	15,480	13,375	10,992	9,361	8,858
Noninterest income	959	949	930	497	548
Noninterest expenses (1)	13,558	10,699	10,299	6,713	5,995
Income before income taxes	2,881	3,625	1,623	3,145	3,411
Provision for income taxes	1,104	1,405	524	1,140	1,258
Net income	$1,777	$2,220	$1,099	$2,005	$2,153

(1)
Noninterest expense in 2012 includes the charitable contribution pre-tax expense of $1.8 million related to the Company’s contribution of stock and cash to the Wellesley Bank Charitable Foundation in connection with the Conversion.

	At or For the Years Ended December 31,
	2014	2013	2012	2011	2010
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.36%	0.55%	0.33%	0.74%	0.84%
Return on average equity	3.70	5.09	2.61	9.39	11.17
Interest rate spread (1)	3.22	3.37	3.41	3.74	3.83
Net interest margin (2)	3.37	3.54	3.63	3.94	4.07
Noninterest expense to average assets (3)	2.77	2.66	3.14	2.49	2.35
Efficiency ratio (4)	79.38	72.17	83.23	62.50	57.51
Average interest-earning assets to average interest-bearing liabilities	121.33	123.91	127.26	119.74	117.70
Average equity to average total assets	9.80	10.84	12.82	7.90	7.56
Basic earnings per share (5)	$0.78	$0.97	N/A	N/A	N/A
Diluted earnings per share (5)	$0.77	$0.97	N/A	N/A	N/A
Dividends per share	$0.075	N/A	N/A	N/A	N/A
Dividend payout ratio	9.68%	N/A	N/A	N/A	N/A

Asset Quality Ratios:
Nonperforming loans to total assets	0.90%	0.82%	0.93%	2.27%	0.77%
Nonperforming loans to total loans	1.08	0.98	1.18	3.06	0.97
Allowance for loan losses to nonperforming loans	98.99	112.50	109.52	49.25	133.96
Allowance for loan losses to total loans	1.06	1.09	1.29	1.51	1.30
Net charge-offs to average loans outstanding during the period	0.03	0.04	0.04	0.09	0.24

Capital Ratios:
Total capital to risk-weighted assets (6)	12.88%	12.10%	13.95%	11.91%	11.90%
Tier 1 capital to risk-weighted assets (6)	11.67	10.87	12.69	10.65	10.64
Tier 1 capital to total average assets (6)(7)	8.58	8.31	9.25	7.81	7.74

Other Data:
Number of full service offices	4	4	3	2	2

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities
(2)   Represents net interest income as a percent of average interest-earning assets.
(3)
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
(5)
The conversion was completed on January 25, 2012.  Accordingly, as shares were not outstanding for the entire year, no earnings per share information is presented for the year ended December 31, 2012 or for any earlier period.

(6)	Capital ratios reflect the Bank-only capital position at the end of all periods presented as the Company is not currently subject to regulatory capital requirements.
(7)   Average assets represent average assets for the most recent quarter within the respective period.
N/A Not Applicable

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

Expenses.  The noninterest expenses we incur in operating our business consist of salaries and employee benefits, occupancy and equipment, data processing, federal deposit insurance and other general and administrative expenses.  Our noninterest expenses have increased as a result of operating as a public company.  These additional expenses consist primarily of stock-related compensation, legal and accounting fees, expenses of stockholder communications and meetings, and stock exchange listing fees.

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

Increasing our deposit market share within our primary markets in eastern Massachusetts.  Since its inception in 1911, Wellesley Bank has primarily served the town of Wellesley, Massachusetts and the immediate surrounding communities.  Despite considerable competition from larger financial institutions with greater resources than Wellesley Bank, we have made significant progress in recent years to increase our market presence in the town of Wellesley and in the greater Boston metropolitan area.  Our deposits have increased $64.7 million, or 18.1%, from $357.5 million at December 31, 2013 to $422.2 million at December 31, 2014.  At June 30, 2014 (the latest data available), we had 17.1% of the deposits in the town of Wellesley, which represented the third largest market share out of sixteen financial institutions with branches in the town of Wellesley.  We believe the Wellesley market area will continue to provide us opportunities for growth.  We expanded our market presence into Boston through our new Boston office that opened in November 2013.

Continuing to emphasize our commercial real estate lending, commercial business lending, and construction lending, as well as increasing our commercial business depository relationships in our market area.  We have worked to increase our commercial relationships by diversifying our loan portfolio beyond residential mortgage loans and offering business deposit and checking products.  Since December 31, 2013, our commercial real estate, construction and commercial business loan portfolio increased $7.5 million, or 4.2%, and at December 31, 2014 was 41.6% of our total loan portfolio.  In connection with the increase in our commercial business loan portfolio, we also have focused on providing a full banking relationship and, as a result, experienced an increase in our business deposit and checking accounts.  Since December 31, 2013, our business checking accounts increased $11.5 million, or 22.5%.  At December 31, 2014, business  checking accounts represented 14.8% of our total deposits.  In addition, we will continue to expand and develop our cash management products, and on-line and mobile banking solutions to better serve our commercial customers.

Increasing our residential mortgage lending in our market area.  We believe there are opportunities to increase our residential mortgage lending in our market areas.  The town of Wellesley and its surrounding communities have a sound economy and were not as negatively affected by the most recent recession as other regions of the United States.  As a result, the demand for residential mortgage loans in our market area, in particular larger “jumbo” loans, has not been significantly impacted by the previous downturn in the economy.  Since early in 2012, we have hired additional residential mortgage lenders to complement our existing residential mortgage lending operations, and have expanded our lending territory to include sections of Boston in Suffolk County and Cambridge in Middlesex County.  We believe this provides additional lending opportunities and further diversifies our residential loan portfolio.

Continuing conservative underwriting practices while maintaining a high quality loan portfolio. We believe that strong asset quality is a key to long-term financial success.  We have sought to maintain a high level of asset quality and manageable credit risk by using conservative underwriting standards and by diligent monitoring and collection efforts.  Nonperforming loans increased from $3.7 million at December 31, 2013 to $4.8 million at December 31, 2014.  At December 31, 2014, nonperforming loans were 1.4% of the total loan portfolio and 1.2% of total assets.  The increase in nonperforming loans was the result of the addition of two residential properties and one home equity line of credit partially offset by the payoff of previously classified residential and commercial relationships.  We intend to increase our commercial real estate, construction and commercial business lending, while continuing our philosophy of managing large loan exposures through conservative loan underwriting and sound credit administration standards.

Seeking to enhance fee income by growing investment advisory services.  Our profits rely heavily on the spread between the interest earned on loans and securities and interest paid on deposits and borrowings.  In order to decrease our reliance on net interest income, we have pursued initiatives to increase noninterest income.  In particular, we offer a full array of investment advisory services for individuals, nonprofits, institutions, endowments, through our wholly-owned subsidiary, Wellesley Investment Partners, LLC, a registered investment advisor.  Investment management fees relating to our investment advisory services totaled $429 thousand, $391 thousand and $231 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.  We have recently appointed a new president of Wellesley Investment Partners and have augmented our business development efforts and research and support functions with a number of key individuals as we intend to grow and develop this aspect of our business.

Emphasizing lower cost core deposits and accessing a wider network of funding sources to maintain low funding costs.  We seek to increase net interest income by controlling our funding costs.  Over the past several years, we have sought to reduce our dependence on traditional higher cost certificates of deposits in favor of stable lower cost demand deposits.  We have utilized additional product offerings, technology and a focus on customer service in working toward this goal.  In addition, we intend to seek demand deposits by growing commercial banking relationships.  Core deposits (demand, NOW, money market and savings accounts) comprised 66.1% of our total deposits at December 31, 2014, as compared to 55.4% at December 31, 2013.  In 2013, we began participating in a national market clearinghouse for placing competitively priced certificates of deposits with financial institutions, nonprofits and other corporate participants.  National market certificates of deposit are often less costly funds than local market retail certificates, and may provide access to a wider range of maturities than retail funds.  In addition, we have expanded our use of borrowings from the Federal Home Loan Bank of Boston (“FHLB”) to provide funds in support of commercial loans and short-term liquidity needs at relatively lower cost than retail deposits.  Balances of FHLB advances have increased $9.0 million to $61.5 million at December 31, 2014.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.

Allowance for Loan Losses.  The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are:  the likelihood of default; the loss exposure at default; the amount and timing of future cash flows on impaired loans; the value of collateral; and the determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation.  In addition, the Federal Deposit Insurance Corporation and Massachusetts Commissioner of Banks, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.  A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.  See notes 1 and 6 of the notes to consolidated financial statements included in this document.

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

Balance Sheet Analysis

General.  Total assets increased $76.6 million, or 16.7%, from $458.5 million at December 31, 2013 to $535.1 million at December 31, 2014.  Total assets increased primarily due to an increase in net loans of $59.6 million, or 15.5%, and an increase in securities available for sale.  Securities available for sale increased $16.0 million to $52.7 million, primarily due to purchases of government sponsored enterprise obligations, and SBA and other asset-backed securities.

Loans.  Net loans increased $59.6 million, or 15.5%, from $383.7 million at December 31, 2013 to $443.3 million at December 31, 2014.  The increase in loans was due primarily to an increase of $51.6 million, or 28.4%, in residential real estate loans.  We have expanded our residential lending activity through the addition of commissioned loan originators and the expansion of our CRA assessment area.  Adjustable-rate residential mortgage loans increased $52.0 million, or 32.4%, to $212.6 million while fixed-rate residential loans decreased $450 thousand, or 2.1%, ending the year at $20.7 million.  We continue to sell conforming longer-term fixed-rate residential loans that we have originated, while retaining adjustable-rate mortgages in portfolio.  For the years ended December 31, 2014 and 2013, loans sold to investors totaled $19.3 million and $29.7 million, respectively.  Commercial real estate loans increased $12.3 million, or 15.0%, to $94.7 million.   The increase in commercial real estate loans reflects our continued emphasis on originating these types of loans and increased loan demand.  Construction loans decreased $7.4 million, or 9.3%, to $72.7 million. Permanent construction loans, or those loans financing construction of owner-occupied residential properties, totaled $16.7 million at December 31, 2014, while speculative construction loans on residential properties, representing loans to builders, totaled $56.0 million at December 31, 2014. The decrease in construction loan balances was due, in part, to the completion and payoff of several speculative projects during the fourth quarter 2014.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2014		2013		2012
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential mortgage	$233,272	52.05%	$181,719	46.82%	$130,565	43.78%
Commercial real estate	94,699	21.13	82,367	21.22	80,200	26.89
Construction	72,668	16.22	80,103	20.64	48,158	16.15
Total real estate loans	400,639	89.40	344,189	88.68	258,923	86.82

Commercial loans	19,053	4.25	16,430	4.23	15,725	5.28
Consumer loans:
Home equity lines of credit	28,153	6.28	27,092	6.98	23,111	7.75
Other	292	0.07	415	0.11	455	0.15
Total loans	448,137	100.00%	388,126	100.00%	298,214	100.00%
Less:
Deferred loan origination fees, net	(53)		(195)		(279)
Allowance for loan losses	(4,738)		(4,213)		(3,844)
Net loans	$443,346		$383,718		$294,091

	At December 31,
	2011		2010
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
Residential mortgage	$80,226	35.56%	$72,890	35.18%
Commercial real estate	71,880	31.86	53,907	26.02
Construction	39,267	17.40	40,770	19.68
Total real estate loans	191,373	84.82	167,567	80.88

Commercial loans	13,262	5.88	14,905	7.20
Consumer loans:
Home equity lines of credit	20,463	9.07	24,198	11.68
Other	512	0.23	503	0.24
Total loans	225,610	100.00%	207,173	100.00%
Less:
Deferred loan origination fees, net	(381)		(366)
Allowance for loan losses	(3,396)		(2,690)
Net loans	$221,833		$204,117

Loan Maturity.  The following table sets forth certain information at December 31, 2014 regarding scheduled contractual maturities.  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  The amounts shown below exclude net deferred loan fees.

	December 31, 2014
(In thousands)	Residential Mortgage Loans	Commercial Real Estate Loans	Construction Loans	Commercial Loans	Consumer Loans	Total Loans
Amounts due in:
One year or less	$--	$3,013	$40,436	$11,828	$2,454	$57,731
More than one year to five years	281	5,420	15,547	4,010	6,681	31,939
More than five years	232,991	86,266	16,685	3,215	19,310	358,467
Total	$233,272	$94,699	$72,668	$19,053	$28,445	$448,137

Fixed vs. Adjustable Rate Loans.  The following table sets forth the dollar amount of all scheduled maturities of loans at December 31, 2014 that are due after December 31, 2015 and have either fixed interest rates or adjustable interest rates.  The amounts shown below exclude net deferred loan fees.

(In thousands)	Fixed Rates	Floating or Adjustable Rates	Total
Real estate loans:
Residential mortgage	$16,724	$216,548	$233,272
Commercial real estate	10,040	81,646	91,686
Construction	15,547	16,685	32,232
Commercial loans	6,715	510	7,225
Consumer loans	83	25,908	25,991
Total	$49,109	$341,297	$390,406

Securities.  Our securities portfolio consists primarily of residential mortgage-backed securities issued by U.S. government agencies and government sponsored enterprises, SBA and other asset-backed securities, corporate debt securities and municipal bonds.  Securities available for sale increased by $16.0 million, or 43.7%, to $52.7 million for the year ended December 31, 2014 primarily due to the purchases of government sponsored enterprise obligations, and SBA and other asset-backed securities. Securities available for sale decreased by $2.6 million, or 6.6%, for the year ended December 31, 2013 reflective of the use of funds from maturing securities and prepayments of mortgage-backed securities to support loan growth.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2014		2013		2012
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Residential mortgage-backed securities:
Government National Mortgage Association	$5,812	$5,975	$7,673	$7,831	$9,235	$9,546
Government-sponsored Enterprises	10,806	11,001	9,622	9,682	10,841	11,213
SBA and other asset-backed securities	12,761	12,897	5,089	5,014	3,988	4,127
State and municipal bonds	5,706	5,871	4,025	4,120	5,604	5,963
Government-sponsored enterprise obligations	6,500	6,496	2,060	2,014	2,105	2,115
Corporate bonds	10,424	10,441	7,932	8,011	6,186	6,292
Total securities available for sale	$52,009	$52,681	$36,401	$36,672	$37,959	$39,256

At December 31, 2014, we had no investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government) that had an aggregate book value in excess of 10% of equity.

The following table sets forth the stated maturities and weighted average yields of debt securities at December 31, 2014.  Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis.  Certain mortgage related securities have adjustable interest rates and will reprice annually within the various maturity ranges.  These repricing schedules, as well as monthly principal payments on mortgage- and asset-backed securities, are not reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Residential mortgage-backed securities:
Government National Mortgage Association	$--	--%	$--	--%	$--	--%	$5,812	1.22%	$5,812	1.22%
Government-sponsored enterprises	--	--	--	--	3,435	2.07	7,371	2.16	10,806	2.13
SBA and other asset-backed securities	--	--	135	2.30	1,987	1.04	10,639	2.88	12,761	2.59
State and municipal bonds	--	--	1,082	3.70	2,979	3.34	1,645	3.55	5,706	3.47
Government-sponsored enterprise obligations	--	--	1,000	1.50	3,000	2.03	2,500	2.83	6,500	2.01
Corporate bonds	4,026	0.80	4,427	2.04	1,971	1.76	--	--	10,424	1.51
Total debt securities	$4,026	0.80%	$6,644	2.24%	$13,372	2.14%	$27,967	2.32%	$52,009	2.15%

Deposits.  Our primary sources of funds are retail deposit accounts held primarily by individuals and businesses within our market area.  Deposits increased $64.7 million, or 18.1%, during the year ended December 31, 2014 due primarily to an increase in regular and other savings accounts of $52.2 million, or 78.3%, money market accounts of $15.8 million, or 26.2%, and noninterest bearing demand deposits of $14.0 million, or 31.2%, partially offset by a decrease in term certificates of deposit of $16.4 million, or 10.3%.  During 2014,  we offered competitively priced savings and money market accounts to attract new deposit relationships as we entered the Boston marketplace.  The upgrade of our business online capabilities should enable us to attract additional demand deposit relationships in future periods.

Deposits increased $59.5 million, or 19.5%, for the year ended December 31, 2013 primarily due to an increase in money market accounts of $5.4 million, or 9.8%, regular and other savings accounts of $24.9 million, or 59.6%, noninterest bearing demand deposits of $5.8 million, or 14.9%, and term certificates of deposit of $23.2 million, or 17.0%.  A portion of the growth in term certificates of deposit was due to our participation in a national market clearinghouse in which we offer competitively priced certificates to other financial institutions, nonprofits and corporations.  Balances in this program were $15.5 million at December 31, 2013, or 4.3% of total deposits.  Deposit growth during 2013 was also attributable to the expansion of our retail deposit gathering to include newer markets in proximity to our Lower Falls branch, supported by premium priced savings and term certificate product offerings.

Both periods reflect our continuing efforts to decrease our reliance on certificates of deposit as well as customers shifting their certificates of deposit to more liquid deposit accounts due to low interest rates.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2014		2013		2012
(Dollars In thousands)	Total	Percent	Total	Percent	Total	Percent
Noninterest-bearing demand deposits	$58,859	13.95%	$44,864	12.55%	$39,044	13.10%
Interest bearing deposits:
NOW	25,403	6.02	26,214	7.33	25,992	8.72
Money market	76,101	18.02	60,325	16.87	54,954	18.44
Regular and other savings	118,746	28.12	66,595	18.63	41,718	14.00
Total	$422,245	100.00%	$357,518	100.00%	$298,059	100.00%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2014.  Jumbo certificates of deposit require minimum deposits of $100 thousand.

(In thousands)	Jumbo Certificates of Deposits
Maturity Period at December 31, 2014:
Three months or less	$22,249
Over three through six months	22,167
Over six through twelve months	35,542
Over twelve months	25,364
Total	$105,322

Borrowings.  We primarily use advances from the Federal Home Loan Bank of Boston (“FHLB”) to supplement our supply of funds for loans and securities.

Long-term debt, consisting entirely of FHLB advances, increased $16.0 million, or 36.8%, for the year ended December 31, 2014, and increased $12.0 million, or 38.1%, during the year ended December 31, 2013.  Increases in FHLB advances in the years ended December 31, 2014 and 2013 were used primarily to fund residential and commercial real estate loans.  We also elected to extend the maturities for new advances in a continued low interest rate environment to help reduce potential interest rate risk contained within our balance sheet.

At December 31, 2014 and 2013, short-term borrowings consisted entirely of advances from the FHLB with original maturities less than one year.  These advances were used to fund short-term liquidity needs resulting from the timing of loan originations and irregular deposit flows.

The following table sets forth selected information regarding borrowings for the periods indicated.

	At or For the Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Short-term Borrowings:
Balance at end of the year	$2,000	$9,000	$--
Average balance during the year	3,897	4,233	4,799
Maximum outstanding at any month end during the year	8,000	13,000	7,845
Weighted average interest rate at end of the year	0.36%	0.33%	--%
Weighted average interest rate during the year	0.33	0.32	1.18

Long-term Debt:
Balance at end of the year	$59,500	$43,500	$31,500
Average balance during the year	51,812	40,308	20,853
Maximum outstanding at any month end during the year	59,500	43,500	36,500
Weighted average interest rate at end of the year	1.15%	1.14%	1.40%
Weighted average interest rate during the year	1.22	1.27	1.88

Results of Operations for the Years Ended December 31, 2014 and 2013

Overview.  Net income was $1.8 million for the year ended December 31, 2014, as compared to $2.2 million for the year ended December 31, 2013, a decrease of $443 thousand, or 19.9%.  The decrease was primarily due to an increase of $2.9 million in noninterest expenses partially offset by an increase in net interest income of $2.2 million.  The increase in noninterest expenses reflects an increase in substantially all significant expense categories, primarily salary and benefit expense,  as we have incurred a full year of expense associated with the operation of our Boston office and have added retail and support staff throughout the organization in support of our growth.

Net Interest Income.  Net interest income for the year ended December 31, 2014 totaled $16.1 million compared to $13.9 million for the year ended December 31, 2013, an increase of $2.2 million, or 16.2%.  The increase in net interest income was primarily due to an increase in interest income.  Interest and dividend income increased to $19.5 million for 2014 from $16.7 million for 2013.  The average balance of interest-earning assets increased 22.0%, offset by a decrease in the average rate earned on these assets of 16 basis points.  Interest income from loans and loans held for sale increased $2.7 million, or 16.7%, due to a 23.1% increase in the average balance of loans and loans held for sale,  partially offset by a decrease of 24 basis points in the average rate earned on loans and loans held for sale.  Interest income from taxable securities increased $174 thousand, or 32.1%, due to a 16.2% increase in the average balance of taxable securities, and an increase in the average rate paid on taxable securities of 24 basis points.

Interest expense increased $640 thousand, or 23.0%, during this period primarily due to an increase of $77.8 million, or 24.6%, in the average balance of interest-bearing liabilities.  The average rates paid on deposits and borrowings decreased by 1 basis point in 2014 primarily due to a declining interest rate environment for certificates of deposit offset by an increase in the interest rates on savings accounts.  We have also continued focus on reducing deposit interest rates by shifting the mix of deposit liabilities to lower cost savings, NOW, money market,  and  demand deposit accounts.  We experienced an increase in the average balance of interest-bearing deposits of 24.6% in 2014, while the average balance of long-term FHLB advances increased by 28.5% over the same period.

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

	For the Years Ended December 31,
	2014			2013			2012
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
Interest-earning Assets:
Short-term investments	$14,560	$33	0.22%	$12,980	$31	0.24%	$19,768	$43	0.21%
Certificates of deposit	100	--	0.22	327	1	0.41	477	3	0.60
Debt securities:
Taxable	36,227	717	1.98	31,175	543	1.74	34,085	725	2.13
Tax-exempt	5,344	188	3.53	4,815	175	3.63	7,629	256	3.36
Total loans and loans held for sale	418,388	18,559	4.44	339,769	15,902	4.68	254,194	13,085	5.15
FHLB stock	3,350	48	1.42	2,621	8	0.34	1,815	8	0.50
Total interest-earning assets	477,969	19,545	4.09	391,687	16,660	4.25	317,968	14,120	4.44
Allowance for loan losses	(4,530)			(4,025)			(3,573)
Total interest-earning assets less allowance for loan losses	473,439			387,662			314,395
Noninterest-earning assets	15,763			14,763			13,944
Total assets	$489,202			$402,425			$328,339

Interest-bearing Liabilities:
Regular savings accounts	$86,228	663	0.77%	$49,154	265	0.54%	$30,751	146	0.48%
NOW checking accounts	24,681	86	0.35	24,436	88	0.36	18,025	53	0.29
Money market accounts	63,375	322	0.51	55,497	241	0.43	52,448	304	0.58
Certificates of deposit	163,962	1,710	1.04	142,477	1,666	1.17	122,989	1,628	1.32
Total interest-bearing deposits	338,246	2,781	0.82	271,564	2,260	0.83	224,213	2,131	0.95
Short-term borrowings	3,897	13	0.33	4,233	14	0.32	4,799	561	1.18
Long-term debt	51,811	631	1.22	40,308	511	1.27	20,853	391	1.88
Total interest-bearing liabilities	393,954	3,425	0.87	316,105	2,785	0.88	249,865	2,578	1.03
Noninterest-bearing demand deposits	47,005			41,131			35,174
Other noninterest-bearing liabilities	290			1,566			1,211
Total liabilities	441,249			358,802			286,250
Equity	47,953			43,623			42,089
Total liabilities and equity	$489,202			$402,425			$328,339
Net interest income		$16,120			$13,875			$11,542
Net interest rate spread (1)			3.22%			3.37%			3.41%
Net interest-earning assets (2)	$84,015			$75,582			$68,103
Net interest margin (3)			3.37%			3.54%			3.63%
Average total interest-earning assets to average total interest-bearing liabilities	121.33%			123.91%			127.26%

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

	Year Ended December 31, 2014 Compared to December 31, 2013			Year Ended December 31, 2013 Compared to December 31, 2012
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
(Dollars in thousands)	Volume	Rate		Volume	Rate
Interest-earning Assets:
Short-term investments	$3	$(2)	$1	$(17)	$5	$(12)
Certificates of deposit	--	--	--	(1)	(1)	(2)
Debt securities:
Taxable	94	80	174	(58)	(124)	(182)
Tax-exempt	18	(5)	13	(104)	23	(81)
Total loans and loans held for sale	3,431	(774)	2,657	3,857	(1,040)	2,817
FHLB stock	2	38	40	3	(3)	--
Total interest-earning assets	3,548	(663)	2,885	3,680	(1,140)	2,540
Interest-bearing Liabilities:
Regular savings	254	143	397	97	22	119
NOW checking	1	(3)	(2)	22	14	36
Money market	37	45	82	19	(83)	(64)
Certificates of deposit	236	(192)	44	239	(201)	38
Total interest-bearing deposits	528	(7)	521	377	(248)	129
Short-term borrowings	1	(2)	(1)	(5)	(37)	(42)
Long-term debt	140	(20)	120	277	(157)	120
Total interest-bearing liabilities	667	(27)	640	649	(442)	207
Increase in net interest income	$2,881	$(636)	$2,245	$3,031	$(698)	$2,333

Provision for Loan Losses.  During the year ended December 31, 2014, we recorded a $640 thousand provision to the allowance for loan losses as compared to a provision of $500 thousand for the year ended December 31, 2013. The 2014 provision reflects continued growth in our loan portfolio, and a slight change in our mix of loans as residential real estate loans have increased while construction loans have declined.  Also, continued strength in the regional economy is reflected in the low level of specific reserves related to impaired loans at December 31, 2014. For the year ended December 31, 2013, the  provision reflects net loan charge-offs totaling $131 thousand, no specific loss reserves at the end of the year, portfolio growth and the continuing emphasis on residential real estate lending,  which alters the mix of the portfolio, and relatively stable or improving regional economic conditions.  From December 31, 2013 to December 31, 2014, nonperforming loans increased from $3.7 million to $4.8 million while criticized and classified assets decreased from $12.2 million to $9.3 million.    Commercial real estate, construction, commercial business loans and home equity lines of credit, which bear higher risk, and generally larger loss reserves than our residential mortgage loans, have declined as a percentage of total loans yet remain a significant portion of our loan portfolio at 41.6% of total loans at December 31, 2014, compared to 53.1% of our total loans at December 31, 2013.

An analysis of the changes in the allowance for loan losses is presented under “—Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income.  Noninterest income increased $10 thousand to $959 thousand during the year ended December 31, 2014, from $949 thousand for the year ended December 31, 2013.  For 2014, wealth management fees totaled $429 thousand, an increase of $38 thousand, or 9.7%, from 2013, resulting from the growth in assets under management within our wealth management subsidiary. In 2014, we recorded income from mortgage banking activities of $108 thousand compared to 2013 when income from mortgage banking activities totaled $107 thousand.  The volume of loans originated for sale in 2014 decreased from 2013 levels as rising long-term interest rates resulted in lower market demand for longer-term mortgage loans.  We recorded a gain on the sale of securities in 2014 of $16 thousand compared to a gain on the sale of securities of $103 thousand in 2013.  In June 2013, we elected to extinguish $3.5 million of FHLB advances prior to maturity, recognizing a loss of $93 thousand on $2.0 million of the advance we repaid, and deferring an additional $70 thousand of early retirement penalties over the life of a new $1.5 million long-term advance.

Noninterest Expense.  Noninterest expense increased $2.9 million to $13.6 million during the year ended December 31, 2014, from $10.7 million for the year ended December 31, 2013.  Salaries and employee benefits totaled $8.0 million, compared to $6.4 million for the year ended December 31, 2013.  Impacting salaries and benefits expense were a full year of costs associated with additional branch staff as we have opened a new branch office in November 2013.  Occupancy and equipment expense and data processing expense increased reflecting the addition of the new branch office and additional office space to house support staff, increases in office rent, equipment depreciation and increases in certain maintenance and service contracts. Also, in connection with our overall bank growth, we have added lending staff, wealth management personnel and additional personnel hired in support of the Company’s public company reporting responsibilities.  Professional fees increased $374 thousand, or 82.9%, from 2013 as we incurred one-time charges of $295 thousand for consultants to facilitate certain staffing and contract negotiations on our behalf during 2014.  Increases in other general and administrative expenses were a result of our overall growth.

Income Taxes.  Income tax expense decreased $301 thousand for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to lower pre-tax income in 2014.  The effective tax rate for 2014 was 38.3% compared with 38.8% for 2013, as tax preference items, including those relating to tax-exempt bond income and life insurance income in 2014 represented a higher percentage of pre-tax income than in 2013.

Risk Management

Overview.  Managing risk is an essential part of successfully managing a financial institution.  Our most prominent risk exposures are credit risk, interest rate risk, market risk and liquidity risk.  Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or security when it is due.  Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates.  Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are recorded at fair value.  Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers when due.  Other risks that we face are operational risks and reputation risk.  Operational risks include risks related to fraud, cyber security, regulatory compliance, processing errors, technology and disaster recovery.  Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

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

	At December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Nonaccrual loans:
Real estate loans:
Residential mortgage	$1,313	$639	$540	$2,304	$2,008
Commercial real estate	3,356	2,645	2,932	1,356	--
Construction	--	--	--	3,145	--
Commercial	22	34	--	73	--
Consumer	146	427	38	17	--
Total nonaccrual loans	4,837	3,745	3,510	6,895	2,008
Total nonperforming loans	4,837	3,745	3,510	6,895	2,008
Real estate owned	--	--	--	--	--
Total nonperforming assets	4,837	3,745	3,510	6,895	2,008
Accruing troubled debt restructurings (1)	--	2,625	2,725	221	1,124
Total nonperforming assets and accruing troubled debt restructurings	$4,837	$6,370	$6,235	$7,116	$3,132
Total nonperforming loans to total loans	1.08%	0.98%	1.18%	3.06%	0.97%
Total nonperforming loans to total assets	0.90%	0.82%	0.93%	2.27%	0.77%
Total nonperforming assets and accruing troubled debt restructurings to total assets	0.90%	1.39%	1.66%	2.35%	1.20%

(1)      Non-accruing troubled debt restructurings totaled $220 thousand, $1.3 million and $2.9 million at December 31, 2014, 2013 and 2012, respectively.  We did not have any non-accruing troubled debt restructurings at December 31, 2011 or 2010.

Interest income that would have been recorded for the years ended December 31, 2014 and 2013 had nonaccruing loans been current according to their original terms amounted to $256 thousand and $247 thousand, respectively.  Income related to nonaccrual loans included in interest income for the years ended December 31, 2014 and 2013 amounted to $193 thousand and $277 thousand, respectively.

There were no accruing troubled debt restructuring loans at December 31, 2014. Interest income that would have been recorded for the years ended December 31, 2013 had accruing troubled debt restructurings been current according to their original terms amounted to $107 thousand.  Income related to accruing troubled debt restructurings included in interest income for the years ended December 31, 2013 amounted to $64 thousand and $107 thousand, respectively.

Total nonperforming loans increased from $3.7 million at December 31, 2013 to $4.8 million at December 31, 2014, as a result of the addition of one relationship that included three residential properties, one commercial real estate loan, and one home equity line of credit partially offset by the payoff of certain residential and commercial relationships.

Federal regulations require us to review and classify assets on a regular basis.  In addition, the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks have the authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets:  substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified as “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  When management classifies an asset as substandard or doubtful, a specific allowance for loan losses may be established.  If management classifies an asset as loss, an amount equal to 100% of the portion of the asset classified loss is charged to the allowance for loan losses.  The regulations also provide for a “special mention” category, described as assets that do not currently expose Wellesley Bank to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving Wellesley Bank’s close attention.  Wellesley Bank also utilizes an eleven grade internal loan rating system for commercial real estate, construction and commercial loans to assist in evaluating individual loans and determining assets classifications.  See note 6 to the notes to the consolidated financial statements.

The following table shows the aggregate amounts of our criticized and classified assets at the dates indicated.

	At December 31,
(In thousands)	2014	2013	2012
Special mention assets	$7,076	$9,586	$5,625
Substandard assets	2,619	2,645	2,810
Doubtful assets	759	--	176
Loss assets	--	--	--
Total	$10,454	$12,231	$8,611

At December 31, 2014, 2013 and 2012, none of the special mention loans were nonaccrual.  Substandard assets at December 31, 2014, 2013 and 2012 consisted solely of nonaccrual loans.  All doubtful assets in the table above consist of nonaccrual loans.  In 2014, loans classified as substandard reflect reductions in balances due to a payoff received on one large loan while another borrower’s loans were added to the classified loans list.  The decrease in special mention assets in 2014 was the result of the payoff of a $2.6 million loan to one borrower as well as three loans totaling $1.3 million to another borrower, partially offset by the addition of two commercial loans to two borrowers totaling $2.2 million.

Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31, 2014			At December 31, 2013
(In thousands)	30 – 59 Days Past Due	60 – 90 Days Past Due	> 90 Days Past Due	30 – 59 Days Past Due	60 – 89 Days Past Due	> 90 Days Past Due
Real estate loans:
Residential mortgage	$--	$--	$--	$--	$335	$90
Commercial real estate	832	--	759	867	791	--
Construction	--	--	--	--	--	--
Commercial loans	--	--	--	--	--	34
Consumer loans	--	--	--	136	308	583
Total	$832	$--	$759	$1,003	$1,434	$707

Balances of past due loans at December 31, 2014 have decreased due to active collection efforts. The increase in delinquencies in 2013 was primarily attributable to deteriorating cash flow for certain commercial real estate loan customers.  Several of these relationships were brought current during January 2014.

Analysis and Determination of the Allowance for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of:  (1) an allocated component related to impaired loans; (2) a general component related to the remainder of the loan portfolio, and (3) an unallocated component related to overall uncertainties that could affect management’s estimate of probable losses.  Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses within or the entire portfolio.

Allowance on Impaired Loans.  The allocated component of the allowance for loan losses relates to loans that are individually evaluated and determined to be impaired.  The allowance for each impaired loan is determined by either the present value of expected future cash flows or, if the loan is collateral dependent, by the fair value of the collateral less estimated costs to sell.  We identify a loan as impaired when, based upon current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Management evaluates loans other than smaller-balance homogeneous loans for impairment.  If a loan is determined to be impaired, an individual loss assessment is performed to determine the likelihood of a loss and, if applicable, the estimated measurement of the loss.  Smaller-balance homogeneous loans, such as residential real estate loans and consumer loans, are generally excluded from an individual impairment analysis and are collectively evaluated by management to estimate losses inherent in those loans.  However, certain smaller-balance homogeneous loans will be individually evaluated for impairment when they reach nonperforming status or become subject to a restructuring agreement.

Allowance on the Remainder of the Loan Portfolio.  The general component of the allowance for loan losses relates to loans that are not determined to be impaired.  Management determines the appropriate loss factor for each group of loans with similar risk characteristics within the portfolio based on loss experience and qualitative and environmental factors for loans in each group.  Loan categories  may include types of loans categorized by product, large credit exposures, concentrations, loan grade, or any other characteristic that causes a loan’s risk profile to be similar to another.  We consider qualitative or environmental factors that are likely to cause estimated credit losses associated with our existing portfolio to differ from historical loss experience including changes in lending policies and procedures; changes in the nature and volume of the loan portfolio; changes in experience, ability and depth of loan management; changes in the volume and severity of past due loans, nonaccrual loans and adversely graded or classified loans; changes in the quality of the loan review; changes in the value of underlying collateral for collateral dependent loans; the existence of or changes in concentrations of credit; changes in economic or business conditions; and the effect of competition, and legal or regulatory requirements on estimated credit losses.  Our qualitative and environmental factors are reviewed on a quarterly basis and our historical loss experience is reviewed annually to ensure they are reflective of current conditions in our loan portfolio and economy.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2014			2013			2012
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
Residential mortgage	$1,710	36.11%	52.05%	$1,351	32.07%	46.82%	$1,157	30.10%	43.78%
Commercial real estate	1,056	22.28	21.13	887	21.05	21.22	1,041	27.08	26.89
Construction	1,273	26.86	16.22	1,305	30.98	20.64	918	23.88	16.15
Commercial loans	428	9.04	4.25	426	10.11	4.23	456	11.86	5.28
Consumer loans	228	4.81	6.35	220	5.22	7.09	182	4.73	7.90
Total allocated allowance	4,695	99.10	100.00	4,189	99.43	100.00	3,754	97.65	100.00
Unallocated	43	0.90	--	24	0.57	--	90	2.35	--
Total	$4,738	100.00%	100.00%	$4,213	100.00%	100.00%	$3,844	100.00%	100.00%

	At December 31,
	2011			2010
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
Residential mortgage	$626	18.43%	35.56%	$269	10.01%	35.18%
Commercial real estate	988	29.09	31.86	643	23.90	26.02
Construction	1,119	32.95	17.40	990	36.80	19.68
Commercial loans	382	11.25	5.88	494	18.36	7.20
Consumer loans	169	4.98	9.30	110	4.09	11.92
Total allocated allowance	3,284	96.70	100.00	2,506	93.16	100.00
Unallocated	112	3.30	--	184	6.84	--
Total	$3,396	100.00%	100.00%	$2,690	100.00%	100.00%

Although we believe that we use the best information available to establish the allowance for loan losses at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Furthermore, while we believe we have established our allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, there can be no assurance that the Federal Deposit Insurance Corporation or the Massachusetts Commissioner of Banks, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses based on judgments different from ours.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.  Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operation.

Analysis of Loan Loss Experience.  The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010

Allowance at beginning of year	$4,213	$3,844	$3,396	$2,690	$2,060
Provision for loan losses	640	500	550	900	1,100
Charge-offs:
Real estate loans:
Residential	--	--	--	194	140
Commercial	--	--	--	--	149
Construction	--	--	--	--	118
Commercial loans	2	36	100	--	60
Consumer loans	113	95	7	--	3
Total charge-offs	115	131	107	194	470
Recoveries	--	--	5	--	--
Net charge-offs	115	131	102	194	470
Allowance at end of year	$4,738	$4,213	$3,844	$3,396	$2,690
Allowance for loan losses to nonperforming loans at end of year	98.99%	112.50%	109.52%	49.25%	133.96%
Allowance for loan losses to total loans at end of year	1.06%	1.09%	1.29%	1.51%	1.30%
Net charge-offs to average loans outstanding during the year	0.03%	0.04%	0.04%	0.09%	0.24%

Interest Rate Risk Management.  We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.  Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits.  As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings.  To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Our strategy for managing interest rate risk emphasizes originating adjustable-rate loans for retention in our loan portfolio, selling in the secondary market substantially all newly originated conforming fixed-rate residential mortgage loans, promoting core deposit products and short-term time deposits, adjusting the maturities of borrowings and adjusting the investment portfolio mix and duration.  We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income and equity simulations.  The simulations use projected repricing of assets and liabilities at December 31, 2014 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rates can have a significant impact on the simulations.  Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  Our asset sensitivity would be reduced if prepayments slow and would increase if prepayments accelerated.  While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for Wellesley Bank at December 31, 2014 through December 31, 2015, assuming a static balance sheet.

	Net Interest Income
Basis Point (“bp”) Change in Rates	Amount	Change	% Change
	(Dollars in thousands)

300	$15,391	$(1,388)	(8.27)%
200	15,809	(970)	(5.78)
100	16,214	(565)	(3.37)
0	16,779	--	--
(100)	16,907	128	0.76

The following table reflects changes in the present value of equity for Wellesley Bank at December 31, 2014.

	Present Value of Equity
Basis Point (“bp”) Change in Rates	Amount	Change	% Change
	(Dollars in thousands)

300	$58,567	$(11,751)	(16.71)%
200	62,298	(8,020)	(11.41)
100	65,686	(4,632)	(6.59)
0	70,318	--	--
(100)	75,993	5,675	8.07

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

Our most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and securities available for sale.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At December 31, 2014, cash and cash equivalents, which include short-term investments, totaled $19.3 million.  Securities classified as available-for-sale, whose aggregate market value exceeds cost, provide additional sources of liquidity and had a market value of $52.7 million at December 31, 2014.  In addition, at December 31, 2014, we had the ability to borrow  approximately $62.2 million in additional funds from the Federal Home Loan Bank of Boston.  On December 31, 2014, we had $59.5 million of long-term debt outstanding, and $2.0 million of short-term borrowings outstanding, all of which were Federal Home Loan Bank of Boston advances.  In addition, at December 31, 2014, we had the ability to borrow $5.0 million from the Co-operative Central Bank on an unsecured basis, and $8.7 million from the Federal Reserve Bank under a collateralized borrowing program, none of which was outstanding at that date.  The Company also has a $2.0 million unsecured line of credit with a correspondent bank.  No advances were outstanding at December 31, 2014.

At December 31, 2014, we had $74.9 million in loan commitments outstanding, which included $68.5 million in available lines of credit for individuals and corporate customers and unadvanced funds on construction loans.  Certificates of deposit due within one year of December 31, 2014 totaled $106.3 million, or 74.3% of total certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods.  If these maturing deposits are not renewed, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit.  Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

In addition, we believe that our branch network, which is presently comprised of three full-service retail banking offices located in our primary Wellesley market area and our banking office in Boston, and the general cash flows from our existing lending and investment activities, will afford us sufficient long-term liquidity.

The following table presents certain of our contractual obligations as of December 31, 2014.

	December 31, 2014 – Payments Due by Period
(In thousands)	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years

Contractual Obligations:
Long-term debt obligations	$59,500	$14,000	$13,500	$21,000	$11,000
Operating lease obligations	7,097	1,010	2,029	1,836	2,222
Total	$66,597	$15,010	$15,529	$22,836	$13,222

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

The following table presents our primary investing and financing activities during the periods indicated.

	Years Ended December 31,
(In thousands)	2014	2013

Investing activities:
Loan originations, net of principal payments	$(59,710)	$(89,528)
Proceeds from calls, maturities and principal repayments of securities available for sale	9,838	7,802
Proceeds from sales of securities available for sale	903	1,429
Purchases of securities available for sale	(26,493)	(7,805)

Financing activities:
Increase in deposits	64,727	59,459
Increase in long-term debt	16,000	12,000
(Decrease) increase in short-term borrowings	(7,000)	9,000

Capital Management.  We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2014, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.  See “Regulation and Supervision—Federal Regulations—Capital Requirements” and note 15 of the notes to consolidated financial statements.

The capital from our 2012 offering significantly increased our liquidity and capital resources.  Over time, the initial level of liquidity has been reduced as net proceeds from the stock offering were used for general corporate purposes, including initially, the payment of operating expenses and the funding of lending activities.

The large increase in equity resulting from the capital raised in the offering has also had an adverse impact on our return on equity.  We may elect to use capital management tools such as cash dividends and common share repurchases to enhance stockholder value.  On October 31, 2012, the Board of Directors announced the repurchase of up to 96,286 shares, or approximately 4.0% of the Company’s outstanding stock. At December 31, 2014, 55,751 shares of stock may yet be repurchased under the repurchase plan.

On May 18, 2014, the Board of Directors declared an initial cash dividend of $0.025 per share. Subsequently, the Board of Directors has declared two additional quarterly cash dividends of $0.025 each.  There can be no assurance that the Board of Directors will declare any future cash dividends.

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For information about our loan commitments and unused lines of credit, see note 13 of the notes to consolidated financial statements.

For the years ended December 31, 2014 and 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see note 1 of the notes to consolidated financial statements included in this Form 10-K.

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented in this Form 10-K have been prepared according to accounting principles generally accepted in the United States of America, which require the measurement of financial positions and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation.  The primary impact of inflation on our operations is reflected in increased operating costs and the effect that general inflation may have on both short-term and long-term interest rates.  Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation.  Although inflation expectations do affect interest rates, interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, utilizing the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2014 is effective.

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

(c)           Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Board of Directors

For information concerning Wellesley Bancorp’s board of directors, the information contained under the section captioned “Item 1—Election of Directors” in Wellesley Bancorp’s Proxy Statement for the 2015 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

For information regarding compliance with Section 16(a) of the Exchange Act, the cover page to this Annual Report on Form 10-K and the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

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

(d)           Equity Compensation Plans.

Equity Compensation Plan Information as of December 31, 2014

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	214,395	$15.84	24,983
Equity compensation plans not approved by security holders	--	--	--
Total	214,395	$15.84	24,983

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

Item 15.  Exhibits and Financial Statement Schedules

(a)           List of Documents Filed as Part of this Report

(1)                      Financial Statements.  The following consolidated financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014 and 2013
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

(b)           Exhibits.  The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1	Articles of Incorporation of Wellesley Bancorp, Inc. (1)
3.2	Bylaws of Wellesley Bancorp, Inc. (2)
10.1	Employment Agreement between Wellesley Bancorp, Inc., Wellesley Bank and Thomas J. Fontaine + (3)
10.2	Amended and Restated Executive Salary Continuation Agreement between Wellesley Bank and Thomas J. Fontaine, as amended + (2)
10.3	Wellesley Bank Supplemental Executive Retirement Plan+ (3)
10.4	Wellesley Bank Employee Severance Compensation Plan+ (3)
10.5	Wellesley Bancorp, Inc. 2012 Equity Incentive Plan + (4)
10.6	Severance Agreement between Wellesley Bank and Ralph Letner
21.1	Subsidiaries of Wellesley Bancorp, Inc.
23.1	Consent of Wolf & Company, P.C.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of  Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.*

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

WELLESLEY BANCORP, INC.

March 18, 2015	By:	/s/ Thomas J. Fontaine
Thomas J. Fontaine
President, Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Fontaine	President, Chief Executive Officer and	March 18, 2015
Thomas J. Fontaine	Chairman of the Board
(principal executive officer)

/s/ Gary P. Culyer	Chief Financial Officer and Treasurer	March 18, 2015
Gary P. Culyer
(principal financial and accounting officer)
March 18, 2015
/s/ Nancy Marden Goodall	Director
Nancy Marden Goodall

March 18, 2015
/s/ C. Joseph Grignaffini	Director
C. Joseph Grignaffini

/s/ Hugh J. Kelley	Director	March 18, 2015
Hugh J. Kelley

March 18, 2015
/s/ Theodore F. Parker	Director
Theodore F. Parker

March 18, 2015
/s/ Leslie B. Shea	Director
Leslie B. Shea

/s/ Edwin G. Silver	Director	March 18, 2015
Edwin G. Silver

/s/ Robert L. Skolnick	Director	March 18, 2015
Robert L. Skolnick

/s/ Tina L. Wang	Director	March 18, 2015
Tina L. Wang

Index to Consolidated Financial Statements
of Wellesley Bancorp, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Wellesley Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Wellesley Bancorp, Inc. and subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wellesley Bancorp, Inc. and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 25, 2015

Wellesley Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31,
	2014	2013
	(Dollars in thousands)
Assets

Cash and due from banks	$2,816	$2,685
Short-term investments	16,455	16,382
Total cash and cash equivalents	19,271	19,067

Certificates of deposit	100	100
Securities available for sale, at fair value	52,681	36,672
Federal Home Loan Bank of Boston stock, at cost	3,660	3,176
Loans held for sale	537	825

Loans	448,084	387,931
Less allowance for loan losses	(4,738)	(4,213)
Loans, net	443,346	383,718

Bank-owned life insurance	6,841	6,607
Premises and equipment, net	3,753	3,805
Accrued interest receivable	1,216	1,044
Net deferred tax asset	2,008	1,997
Other assets	1,702	1,509

Total assets	$535,115	$458,520

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$58,859	$44,864
Interest-bearing	363,386	312,654
	422,245	357,518

Short-term borrowings	2,000	9,000
Long-term debt	59,500	43,500
Accrued expenses and other liabilities	2,024	1,713
Total liabilities	485,769	411,731

Commitments and contingencies (Notes 7 and 13)

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	--	--
Common stock, $0.01 par value; 14,000,000 shares authorized, 2,459,138 and 2,454,465 shares issued and outstanding in 2014 and 2013, respectively	24	24
Additional paid-in capital	23,419	22,845
Retained earnings	27,027	25,423
Accumulated other comprehensive income	417	166
Unearned compensation – ESOP	(1,541)	(1,669)
Total stockholders' equity	49,346	46,789

Total liabilities and stockholders' equity	$535,115	$458,520

See accompanying notes to consolidated financial statements.

Wellesley Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2014	2013
	(Dollars in thousands)

Interest and dividend income:
Interest and fees on loans and loans held for sale	$18,559	$15,902
Debt securities:
Taxable	717	543
Tax-exempt	188	175
Interest on short-term investments and certificates of deposit	33	32
Dividends on FHLB stock	48	8
Total interest and dividend income	19,545	16,660
Interest expense:
Deposits	2,781	2,260
Short-term borrowings	13	14
Long-term debt	631	511
Total interest expense	3,425	2,785

Net interest income	16,120	13,875
Provision for loan losses	640	500
Net interest income, after provision for loan losses	15,480	13,375

Noninterest income:
Customer service fees	131	167
Gain on sale of securities, net	16	103
Mortgage banking activities	108	107
Income on bank-owned life insurance	234	222
Wealth management fees	429	391
Loss on extinguishment of debt	--	(93)
Miscellaneous	41	52
Total noninterest income	959	949
Noninterest expenses:
Salaries and employee benefits	8,011	6,358
Occupancy and equipment	2,095	1,491
Data processing	604	500
FDIC insurance	300	269
Professional fees	825	451
Other general and administrative	1,723	1,630
Total noninterest expenses	13,558	10,699

Income before income taxes	2,881	3,625
Provision for income taxes	1,104	1,405

Net income	1,777	2,220

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	417	(923)
Reclassification adjustment for net gains on sales of securities recognized in non-interest income	(16)	(103)
Income tax (expense) benefit	(150)	402

Total other comprehensive income (loss), net of tax	251	(624)

Comprehensive income	$2,028	$1,596

Earnings per common share:
Basic	$0.78	$0.97
Diluted	$0.77	$0.97
Weighted average shares outstanding:
Basic	2,293,339	2,289,247
Diluted	2,299,388	2,289,247

See accompanying notes to consolidated financial statements.

Wellesley Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2014 and 2013

					Accumulated
			Additional		Other	Unearned	Total
	Common Stock		Paid-in	Retained	Comprehensive	Compensation-	Stockholders’
	Shares	Amount	Capital	Earnings	Income	ESOP	Equity
	(Dollars in thousands, except per share data)

Balance at December 31, 2012	2,480,610	$24	$22,751	$23,203	$790	$(1,797)	$44,971

Comprehensive income	--	--	--	2,220	(624)	--	1,596
Share based compensation – equity incentive plan	--	--	462	--	--	--	462
Purchase and retirement of treasury stock	(29,895)	--	(486)	--	--	--	(486)
Restricted stock awards	2,750	--	--	--	--	--	--
Excess tax benefits from share-based compensation	--	--	12	--	--	--	12
Issuance of stock under stock option plan	1,000	--	15	--	--	--	15
ESOP shares committed to be allocated (12,838 shares)	--	--	91	--	--	128	219

Balance at December 31, 2013	2,454,465	24	22,845	25,423	166	(1,669)	46,789

Comprehensive income	--	--	--	1,777	251	--	2,028
Dividends paid to common stockholders ($0.075 per share)	--	--	--	(173)	--	--	(173)
Share based compensation – equity incentive plan	--	--	431	--	--	--	431
Restricted stock awards	11,000	--	--	--	--	--	--
Issuance of stock under stock option plan	4,500	--	69	--	--	--	69
Tax effect of dividends on unvested restricted stock	--	--	1	--	--	--	1
Excess tax benefit from vesting of restricted stock	--	--	23	--	--	--	23
Purchase and retirement of treasury stock	(3,264)	--	(63)	--	--	--	(63)
Restricted stock forfeitures	(7,563)	--	--	--	--	--	--
ESOP shares committed to be allocated (12,838 shares)	--	--	113	--	--	128	241

Balance at December 31, 2014	2,459,138	$24	$23,419	$27,027	$417	$(1,541)	$49,346

See accompanying notes to consolidated financial statements.

Wellesley Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$1,777	$2,220
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	640	500
Depreciation and amortization	596	350
Net amortization of securities	159	235
Gain on sale of securities, net	(16)	(103)
Principal amount of loans sold	19,309	29,734
Loans originated for sale	(19,129)	(21,429)
Accretion of net deferred loan fees	(450)	(599)
Income on bank-owned life insurance	(234)	(222)
Deferred income tax (benefit) provision	(161)	338
ESOP expense	241	219
Share-based compensation	431	462
Excess tax benefits from share-based compensation	(23)	(12)
Net change in other assets and liabilities, net	(26)	21

Net cash provided by operating activities	3,114	11,714

Cash flows from investing activities:
Net increase in certificates of deposit	--	500
Activity in securities available for sale:
Maturities, prepayments and calls	9,839	7,802
Purchases	(26,493)	(7,805)
Proceeds from sales of securities, net	903	1,429
Purchase of Federal Home Loan Bank stock	(484)	(1,171)
Loan originations, net of principal payments	(59,710)	(89,528)
Additions to premises and equipment	(585)	(2,112)
Proceeds from sale of premises and equipment	36	20

Net cash used by investing activities	(76,494)	(90,865)

Cash flows from financing activities:
Net increase in deposits	64,727	59,459
Proceeds from long-term debt	22,000	20,500
Repayments of long-term debt	(6,000)	(8,500)
(Decrease) increase in short-term borrowings	(7,000)	9,000
Proceeds from issuance of stock under option plan	69	15
Payments to acquire treasury shares	(63)	(486)
Excess tax benefits from share-based compensation	23	12
Tax effect of dividends on unvested restricted stock	1	--
Cash dividends paid	(173)	--

Net cash provided by financing activities	73,584	80,000

Net change in cash and cash equivalents	204	849
Cash and cash equivalents at beginning year	19,067	18,218

Cash and cash equivalents at end of year	$19,271	$19,067

Supplementary information:
Interest paid	$3,400	$2,776
Income taxes paid	1,233	1,623

See accompanying notes to consolidated financial statements.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The consolidated financial statements include the accounts of the Wellesley Bancorp, Inc. ( the “Company” ) and its wholly-owned subsidiary, Wellesley Bank (the “Bank”), the principal operating entity, and its wholly-owned subsidiaries:  Wellesley Securities Corporation, which engages in the business of buying, selling and dealing in securities exclusively on its own behalf; Wellesley Investment Partners, LLC, formed to provide  investment management services for individuals, not-for-profit entities and businesses; and Central Linden, LLC, formed to hold, manage and sell foreclosed real estate.  All significant intercompany balances and transactions have been eliminated in consolidation.

Business and operating segments

The Company provides a variety of financial services to individuals, non-profit organizations, small businesses and other entities within eastern Massachusetts.  Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are residential and commercial real estate loans, construction loans,  commercial loans, and consumer loans.

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

Cash equivalents

Cash equivalents include amounts due from banks and short-term investments with original maturities of three months or less,  primarily balances held at the Federal Reserve Bank of Boston.

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

Level 2 – Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  Valuations are obtained from readily available pricing sources.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.  Level 3 assets and liabilities include those  whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as those for which the determination of fair value requires significant management judgment or estimation.

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

Federal Home Loan Bank stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Boston, is required to maintain an investment in capital stock of the FHLB.  Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost.  At its discretion, the FHLB may declare dividends on the stock.  The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock.  As of December 31, 2014 and 2013, no impairment has been recognized.

Loans held for sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

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

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

Interest is generally not accrued on loans which are identified as impaired or loans which are ninety days or more past due.  Past due status is based on the contractual terms of the loan.  Interest income previously accrued on such loans is reversed against current period interest income.  Interest income on non-accrual loans is recognized only to the extent of interest payments received and is first applied to the outstanding principal balance when collectibility of principal is in doubt.  Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured through sustained payment performance for at least six months.

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

General component
The general component is based on the following loan segments: residential real estate, commercial real estate, construction, commercial, home equity lines of credit and other consumer.  Management considers a rolling average of historical losses for each segment based on a time frame appropriate to capture relevant loss data for each loan segment,  generally  3 and 10 years.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume, concentrations and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.  There were no significant changes to the Company’s policies or methodology pertaining to the general component of the allowance during 2014 or 2013.

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

Construction – Loans in this segment primarily include speculative real estate development loans primarily on residential properties for which payment is derived from sale of the property.  Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions. Residential construction loans in this segment also include loans to build one-to four-family owner-occupied properties which are subject to the same credit quality factors as residential real estate.

Commercial – Loans in this segment are made to businesses and are generally secured by assets of the business.  Repayment is expected from the cash flows of the business.  A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

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

Foreclosed assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less costs to sell, at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell.  Revenue and expenses from operations, changes in the valuation allowance and any direct write-downs are included in net expenses from foreclosed assets. There were no foreclosed assets at December 31, 2014 and 2013.

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

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

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

Income taxes

Deferred tax assets and liabilities relate to temporary differences between the book and tax bases of certain assets and liabilities, and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized.  The Company does not have any uncertain tax positions at December 31, 2014 which require accrual or disclosure.  The Company records interest and penalties as part of income tax expense.  No interest or penalties were recorded for the years ended December 31, 2014 and 2013.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2014 and 2013
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

The components of accumulated other comprehensive income and related tax effects are as follows:

	December 31,
	2014	2013
	(In thousands)

Net unrealized gains on securities available for sale	$672	$271
Tax effect	(255)	(105)
Net-of tax amount	$417	$166

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

Earnings per share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.   Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. Under the Company’s Equity Incentive Plan, stock awards contain non-forfeitable dividend rights. Accordingly, these shares are considered outstanding for computation of basic earnings per share. Potential common shares that may be issued by the Company relate to outstanding stock options are determined using the treasury stock method

Earnings per common share have computed based on the following:

	Years Ended December 31,
	2014	2013
	(Dollars in thousands)

Net income applicable to common stock	$1,777	$2,220

Average number of common shares issued	2,453,816	2,462,562
Less: Average unallocated ESOP shares	(160,477)	(173,315)

Average number of common shares outstanding used to calculate basic earnings per common share	2,293,339	2,289,247
Effect of dilutive stock options	6,049	--

Average number of common shares outstanding used to calculate diluted earnings per common share	2,299,388	2,289,247
Earnings per common share:
Basic	$0.78	$0.97
Diluted	$0.77	$0.97

Options for 76,267 shares and 9,750 shares were not included in the computations of diluted earnings per share because to do so would have been anti-dilutive for the years ended December 31, 2014 and 2013, respectively. Anti-dilutive shares are common stock equivalents with exercise prices in excess of the  average market value of the Company’s stock for the periods presented.

Recent accounting and regulatory pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”)  issued Accounting Standards Update (“ASU”) 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40). This Update clarifies when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. This Update is not expected to have a significant impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public companies, this ASU is effective for annual reporting periods, including interim periods, beginning after December 15, 2016. Early application is not permitted. Management is currently evaluating the impact to the consolidated financial statements of adopting this Update.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

2.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank.  The reserve balance amounted to $1.6 million at December 31, 2014 and 2013.

3.	SHORT-TERM INVESTMENTS

Short-term investments are comprised of the following:

	December 31,
	2014	2013
	(In thousands)

Federal Reserve Bank deposits	$15,159	$15,189
Federal Home Loan Bank deposits	3	1
Money market accounts	1,293	1,192
	$16,455	$16,382

4.	CERTIFICATES OF DEPOSIT

Certificates of deposit mature within one year and have a weighted average rate of 0.23% at both  December 31, 2014 and 2013.

5.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(In thousands)
December 31, 2014
Residential mortgage-backed securities:
Government National Mortgage Association	$5,812	$167	$(4)	$5,975
Government-sponsored enterprises	10,806	233	(38)	11,001
SBA and other asset-backed securities	12,761	171	(35)	12,897
State and municipal bonds	5,706	171	(6)	5,871
Government-sponsored enterprise obligations	6,500	6	(10)	6,496
Corporate bonds	10,424	42	(25)	10,441

	$52,009	$790	$(118)	$52,681

December 31, 2013
Residential mortgage-backed securities:
Government National Mortgage Association	$7,673	$191	$(33)	$7,831
Government-sponsored enterprises	9,622	153	(93)	9,682
SBA and other asset-backed securities	5,089	15	(90)	5,014
State and municipal bonds	4,025	101	(6)	4,120
Government-sponsored enterprise obligations	2,060	4	(50)	2,014
Corporate bonds	7,932	79	--	8,011

	$36,401	$543	$(272)	$36,672

For the years ended December 31, 2014 and 2013, proceeds from sales of available for sale securities amounted to $903 thousand and $1.4 million respectively.  Gross realized gains were $21 thousand and gross realized losses were $5 thousand in 2014.  Gross realized gains were $103 thousand and there were no realized losses in 2013.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2014 are as follows.  Expected maturities may differ from contractual maturities because the issuers, in certain instances, have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Within 1 year	$4,026	$4,035
After 1 year to 5 years	6,509	6,533
After 5 years to 10 years	7,950	8,023
After 10 years	4,145	4,217
	22,630	22,808
Mortgage- and asset-backed securities	29,379	29,873

	$52,009	$52,681

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

	(In thousands)
December 31, 2014

Residential mortgage-backed securities:
Government National Mortgage Association	$(4)	$867	$--	$--
Government-sponsored enterprises	(4)	508	(34)	805
SBA and other asset-backed securities	(4)	1,009	(31)	1,297
State and municipal bonds	(1)	101	(5)	546
Government-sponsored enterprise obligations	(10)	3,490	--	--
Corporate bonds	(25)	6,719	--	--

	$(48)	$12,694	$(70)	$2,648
December 31, 2013

Residential mortgage-backed securities:
Government National Mortgage Association	$(33)	$1,496	$--	$--
Government-sponsored enterprises	(93)	4,864	--	--
SBA and other asset-backed securities	(90)	2,164	--	--
State and municipal bonds	(2)	251	(4)	296
Government-sponsored enterprise obligations	(50)	949	--	--

	$(268)	$9,724	$(4)	$296

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluations.  At December 31, 2014, various debt securities have unrealized losses with aggregate depreciation of 0.76% from their aggregate amortized cost basis.  These unrealized losses relate principally to the effect of interest rate changes on the fair value of debt securities and not to an increase in credit risk of the issuers.  As the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2014.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

6.	LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the balances of loans is as follows:

	December 31,
	2014	2013
	(In thousands)
Real estate loans:
Residential – fixed	$20,651	$21,101
Residential – variable	212,621	160,618
Commercial	94,699	82,367
Construction	72,668	80,103
	400,639	344,189

Commercial loans:
Secured	18,991	14,977
Unsecured	62	1,453
	19,053	16,430

Consumer loans:
Home equity lines of credit	28,153	27,092
Other	292	415
	28,445	27,507

Total loans	448,137	388,126

Less:
Allowance for loan losses	(4,738)	(4,213)
Net deferred origination fees	(53)	(195)

Loans, net	$443,346	$383,718

The Company has transferred a portion of its originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets.  The Company and participating lenders share ratably in any gains or losses that may result from the borrower’s lack of compliance with contractual terms of the loans.  The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties.  At December 31, 2014 and 2013, the Company was servicing loans for participants aggregating $1.3 million and $1.4 million respectively.

The Company has pledged certain residential and commercial real estate loans to secure FHLB advances and available lines of credit. (See notes 9 and 10.)

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

The following table summarizes the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2014 and 2013:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Year Ended December 31, 2014

Allowance at December 31, 2013	$1,351	$887	$1,305	$426	$213	$7	$24	$4,213

Provision (credit) for loan losses	359	169	(32)	4	124	(3)	19	640
Loans charged off	--	--	--	(2)	(113)	--	--	(115)

Allowance at December 31, 2014	$1,710	$1,056	$1,273	$428	$224	$4	$43	$4,738

Year Ended December 31, 2013

Allowance at December 31, 2012	$1,157	$1,041	$918	$456	$171	$11	$90	$3,844

Provision (credit) for loan losses	194	(154)	387	6	137	(4)	(66)	500
Loans charged off	--	--	--	(36)	(95)	--	--	(131)

Allowance at December 31, 2013	$1,351	$887	$1,305	$426	$213	$7	$24	$4,213

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

Further information pertaining to the allowance for loan losses at December 31, 2014 and 2013 is as follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
December 31, 2014

Allowance related to impaired loans	$--	$51	$--	$--	$--	$--	$--	$51

Allowance related to non-impaired loans	1,710	1,005	1,273	428	224	4	43	4,687

Total allowance	$1,710	$1,056	$1,273	$428	$224	$4	$43	$4,738

Impaired loan balances	$1,521	$3,356	$--	$22	$146	$--	$--	$5,045

Non-impaired loan balances	231,751	91,343	72,668	19,031	28,007	292	--	443,092

Total loans	$233,272	$94,699	$72,668	$19,053	$28,153	$292	$--	$448,137

December 31, 2013

Allowance related to impaired loans	$--	$--	$--	$-	$--	$--	$--	$--

Allowance related to non-impaired loans	1,351	887	1,305	426	213	7	24	4,213

Total allowance	$1,351	$887	$1,305	$426	$213	$7	$24	$4,213

Impaired loan balances	$425	$5,269	$--	$34	$427	$--	$--	$6,155

Non-impaired loan balances	181,294	77,098	80,103	16,396	26,665	415	--	381,971

Total loans	$181,719	$82,367	$80,103	$16,430	$27,092	$415	$--	$388,126

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

The following is a summary of past due and non-accrual loans at December 31, 2014 and 2013:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing (1)	Non- accrual Loans
	(In thousands)
December 31, 2014

Residential real estate	$--	$--	$--	$--	$--	$1,313
Commercial real estate	832	--	759	1,591	--	3,356
Commercial	--	--	--	--	--	22
Home equity lines of credit	--	--	--	--	--	146

Total	$832	$--	$759	$1,591	$--	$4,837

December 31, 2013

Residential real estate	$--	$335	$90	$425	$--	$39
Commercial real estate	867	791	--	1,658	--	2,645
Commercial	--	--	34	34	--	34
Home equity lines of credit	136	308	583	1,027	191	427
Total	$1,003	$1,434	$707	$3,144	$191	$3,745

(1) Represents loans past maturity for which monthly interest payments are being received.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

The following is a summary of impaired loans at December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$1,521	$1,521	$--	$425	$425	$--
Commercial real estate	2,597	2,597	--	5,269	5,269	--
Commercial	22	22	--	34	34	--
Home equity lines of credit	146	146	--	427	427	--
Total	4,286	4,286	--	6,155	6,155	--

Impaired loans with a valuation allowance:
Commercial real estate	759	759	51	--	--	--
Total impaired loans	$5,045	$5,045	$51	$6,155	$6,155	$--

Further information pertaining to impaired loans follows:

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)

Residential real estate	$828	$40	$43	$541	$24	$24
Commercial real estate	3,859	208	152	5,787	354	345
Construction	--	--	--	--	--	--
Commercial	27	1	2	200	12	12
Home equity lines of credit	362	14	3	198	4	4
Total	$5,076	$263	$200	$6,726	$394	$385

No additional funds are committed to be advanced in connection with impaired loans.

There were no troubled debt restructurings recorded during the years ended December 31, 2014 or 2013.

There were no troubled debt restructurings that defaulted during the years ended December 31, 2014 and 2013, and for which default was within one year of the restructure date.

Credit Quality Information

The Company utilizes an eleven-grade internal loan rating system for commercial real estate, construction and commercial loans. During the year ended December 31, 2014, the Company revised its internal loan rating system from the previously employed system. Key changes included in the revised system were to eliminate the use of the “31” rating and to replace it with a “4” rating.  Subsequent ratings in the scale were nominally raised one grade with no substantive change in their credit quality. December 31, 2013 data has been reclassified to conform to the 2014 presentation.

Loans rated 1-4:  Loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated 5:  Loans in this category are considered “special mention.”  These loans are starting to show signs of potential weakness and are being closely monitored by management.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2014 and 2013
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

Loans rated 9:  Loans in this category only include commercial loans under $25 thousand with no other outstandings or relationships with the Company.

Loans rated 10:  Loans in this category include loans which otherwise require rating but which have not been rated, or loans for which the Company’s loan policy does not require rating.

Loans rated 11:  Loans in this category include credit commitments/relationships that cannot be rated due to a lack of financial information or inaccurate financial information.  If, within 60 days of the assignment of a 11 rating, information is still not available to allow a standard rating, the credit will be rated 6.

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

The following table presents the Company’s loans by risk rating:

	December 31, 2014				December 31, 2013
	Commercial Real Estate	Construction	Commercial	Total	Commercial Real Estate	Construction	Commercial	Total

	(In thousands)
Loans rated 1-4	$85,496	$72,668	$17,802	$175,966	$71,547	$80,103	$15,019	$166,669
Loans rated 5	6,054	--	1,022	7,076	8,418	--	1,168	9,586
Loans rated 6	2,390	--	229	2,619	2,402	--	243	2,645
Loans rated 7	759	--	--	759	--	--	--	--

Total	$94,699	$72,668	$19,053	$186,420	$82,367	$80,103	$16,430	$178,900

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements
7.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment is as follows:

	December 31,
	2014	2013	Estimated Useful Life In Years
	(In thousands)
Premises:
Land	$50	$50	--
Buildings	678	678	35-40
Leasehold improvements	2,724	2,823	5-10
Equipment	2,756	2,233	3-5
	6,208	5,784
Less accumulated depreciation and amortization	(2,455)	(1,979)
Premises and equipment, net	$3,753	$3,805

Total depreciation and amortization expense for the years ended December 31, 2014 and 2013 amounted to $596 thousand and $350 thousand, respectively.

Pursuant to terms of non-cancelable lease agreements in effect at December 31, 2014, future minimum rent commitments are as follows:

Year Ending December 31,	Amount
(In thousands)

2015	$1,010
2016	1,019
2017	1,010
2018	911
2019	925
Thereafter	2,222
$7,097

The leases contain options to extend for up to ten years.  The cost of such rentals is not included above.  Total rent expense amounted to $803 thousand and $564 thousand for the years ended December 31, 2014 and 2013, respectively.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

8.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,
	2014	2013
	(In thousands)

Demand	$58,859	$44,864
NOW	25,403	26,214
Money market	76,101	60,325
Regular and other savings	118,746	66,595
Total non-certificate accounts	279,109	197,998

Term certificates of $100 thousand and greater	105,324	116,528
Term certificates less than $100 thousand	37,812	42,992
Total term certificates	143,136	159,520

Total deposits	$422,245	$357,518

A summary of term certificates by maturity is as follows:

	December 31, 2014		December 31, 2013
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

Within 1 year	$106,336	1.00%	$100,670	0.95%
Over 1 year to 2 years	22,880	0.98	47,839	1.31
Over 2 years to 3 years	8,028	1.16	5,675	1.32
Over 3 years to 4 years	5,892	1.17	5,336	1.26

	$143,136	1.01%	$159,520	1.08%

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

9.	SHORT-TERM BORROWINGS AND AVAILABLE LINES OF CREDIT

At December 31, 2014 and 2013, short-term borrowings consisted entirely of fixed-rate advances from the FHLB with original maturities of less than one year.  The weighted average interest rate on advances outstanding at December 31, 2014 and 2013 was 0.36 and 0.33%, respectively.  All borrowings from the FHLB are secured by a blanket lien on qualified collateral. (See notes 6 and 10.)

Borrowings available under an available FHLB variable-rate line of credit amounted to $1.3 million as of December 31, 2014 and 2013, respectively.  No advances were outstanding under the line of credit at December 31, 2014 and 2013.

At December 31, 2014 and 2013, the Company has pledged commercial real estate loans of $18.9 million and $21.4 million, respectively, to access the Federal Reserve Bank discount window. At December 31, 2014 and 2013, the available line amounted to $8.7 million and $13.3 million, respectively.  No advances were outstanding at December 31, 2014 or 2013.

The Company has a $2.0 million unsecured line of credit with a correspondent bank.  No advances were outstanding at December 31, 2014 and 2013.

10.	LONG-TERM DEBT

Long-term debt at December 31, 2014 and 2013 consists of fixed-rate FHLB advances, as follows:

	Amount		Weighted Average Rates
	2014	2013	2014	2013
	(In thousands)
2014	$--	$6,000	--%	1.27%
2015	14,000	10,000	0.73	0.89
2016	13,500	11,500	0.95	0.99
2017	21,000	10,000	1.32	1.33
2018	8,000	6,000	1.48	1.37
2019	3,000	--	1.95	--

	$59,500	$43,500	1.15%	1.14%

In June 2013, the Company extinguished $3.5 million of FHLB advances prior to maturity, recognizing a loss of $93 thousand on $2.0 million of the advance we repaid, and deferring an additional $70 thousand of early retirement penalties over the life of a new $1.5 million long-term advance.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property.  (See note 6)

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

11.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2014	2013
	(In thousands)
Current tax provision:
Federal	$1,038	$757
State	227	310
	1,265	1,067
Deferred tax provision (benefit):
Federal	(188)	326
State	27	12
	(161)	338

Total tax provision	$1,104	$1,405

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2014	2013

Statutory tax rate	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	5.8	5.9
Tax exempt increase in surrender value of bank-owned life insurance	(2.8)	(2.1)
Tax exempt bond income	(1.9)	(1.3)
Share-based compensation	2.2	1.8
Other, net	1.0	0.5

Effective tax rates	38.3%	38.8%

The components of the net deferred tax asset are as follows:

	December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Federal	$2,214	$2,109
State	644	614
	2,858	2,723
Deferred tax liabilities:
Federal	(681)	(634)
State	(169)	(92)
	(850)	(726)

Net deferred tax asset	$2,008	$1,997

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

The tax effects of each item that gives rise to deferred tax assets (liabilities) are as follows:

	December 31,
	2014	2013
	(In thousands)

Allowance for loan losses	$1,892	$1,683
Deferred loan fees	21	78
Net unrealized gains on securities available for sale	(255)	(105)
Employee benefit plans	590	471
Depreciation and amortization	(592)	(606)
Contribution carryover	350	479
Other	2	(3)
Net deferred tax asset	$2,008	$1,997

At December 31, 2014, the Company has a charitable contribution carryover of $876 thousand which will expire on December 31, 2017.  The carryover was created primarily by the contribution of 157,477 shares of the Company’s common stock to Wellesley Bank Charitable Foundation as part of the Company’s mutual to stock conversion in 2012.  A valuation allowance has not been  established as it is anticipated that the Company will be able to fully utilize the carryover based on projected earnings.

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

The Company’s tax returns are subject to review and examination by federal and state taxing authorities.  The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2011 through 2014.  The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2011 are open.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

12.	ON-BALANCE SHEET DERIVATIVE INSTRUMENTS

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

Outstanding derivative loan commitments expose the Company to the potential for changes in the fair value of the underlying loans as interest rates change, and, relatedly, the value of the loan commitment.  If interest rates increase, the value of these loan commitments will decrease.  Conversely, if interest rates decrease, the value of these loan commitments will increase.  The notional amount of undesignated derivative loan commitments was $1.5 million at December 31, 2014.  The fair value of these commitments was a liability of $5 thousand at December 31, 2014.  The notional amount of undesignated derivative loan commitments was $1.2 million at December 31, 2013.  The fair value of these commitments was a liability of $12 thousand at December 31, 2013.

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

The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments.  The notional amount of undesignated forward loan sale commitments was $2.0 million at December 31, 2014.  The fair value of these commitments was a net asset of $8 thousand at December 31, 2014.  The notional amount of undesignated forward loan sale commitments was $2.0 million at December 31, 2013.  The fair value of these commitments was a net asset of $36 thousand at December 31, 2013.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements
13.	OTHER COMMITMENTS AND CONTINGENCIES

Credit-related financial instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit which involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets.  At December 31, 2014 and 2013, the following financial instruments were outstanding whose contract amounts represent credit risk.

	December 31,
	2014	2013
	(In thousands)

Commitments to grant loans	$6,413	$11,644
Unadvanced home equity lines of credit	24,227	21,182
Unadvanced commercial lines of credit	10,447	10,829
Unadvanced funds on construction loans	32,728	36,936
Standby letters of credit	658	560
Overdraft lines of credit	468	458

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

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

14.	MINIMUM REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2014 and 2013, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, it must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since the notification that management believes have changed the Bank’s category.  The Bank’s capital amounts and ratios as of December 31, 2014 and 2013 are presented in the following tables.

					Minimum to be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

December 31, 2014

Total Capital to Risk-Weighted Assets	$48,841	12.9%	$30,341	8.0%	$37,927	10.0%

Tier 1 Capital to Risk-Weighted Assets	44,246	11.7	15,171	4.0	22,756	6.0

Tier 1 Capital to Average Assets	44,246	8.6	15,475	3.0	25,792	5.0

December 31, 2013

Total Capital to Risk-Weighted Assets	$40,732	12.1%	$26,930	8.0%	$33,662	10.0%

Tier 1 Capital to Risk-Weighted Assets	36,606	10.9	13,465	4.0	20,197	6.0

Tier 1 Capital to Average Assets	36,606	8.3	13,213	3.0	22,022	5.0

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

In July 2013, federal banking regulators approved final rules that implement changes to the regulatory capital framework for U.S. banks. The rules set minimum requirements for both the quantity and quality of capital held by community banking institutions. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”).  The final rule includes a new minimum ratio of common equity Tier 1 capital to risk weighted assets of  4.5%, raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers. The phase-in period for the rules will begin for the Bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. Management believes that the Bank’s capital levels will remain characterized as “well-capitalized” under the new rules.

In December 2014, legislation was passed by Congress that requires the Federal Reserve to revise its “Small Bank Holding Company Policy Statement” to exempt bank and savings and loan holding companies of less than $1.0 billion of consolidated assets from the consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities.  Currently, the small bank exemption applies only to bank holding companies of less than $500 million in consolidated assets.  The Federal Reserve maintains authority to apply the consolidated capital requirements to any bank or savings and loan holding company as warranted for supervisory purposes.  This legislation, when implemented by the Federal Reserve Board, may  exempt the Company from the consolidated capital requirements until its consolidated assets reach $1.0 billion.

15.	EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company has a 401(k) plan which provides for voluntary contributions by participating employees of up to 75% of their compensation, subject to IRS limitations.  The Company matches the employee’s voluntary contribution at a level of 150% of the employee’s contributions up to the first 7% of the employee’s compensation.  Total plan expense for the years ended December 31, 2014 and 2013 amounted to $415 thousand and $380 thousand, respectively.

Supplemental retirement agreements

The Company has entered into a supplemental retirement agreement with a current officer, which provides for payments upon attaining the retirement age specified in the agreements.  The present value of these future payments is accrued over the remaining service term and at December 31, 2014 and 2013, amounted to $670 thousand and $476 thousand, respectively.  Supplemental retirement benefits generally vest as they are accrued, however a termination of employment subsequent to a change in control of the Company will result in the vesting of all benefits that would have accrued to the officer’s normal retirement date.  Total supplemental retirement expense for the years ended December 31, 2014 and 2013 amounted to $198 thousand and $180 thousand, respectively.

Endorsement split-dollar life insurance arrangements

The Company is the sole owner of life insurance policies pertaining to certain of the Company’s executives.  The Company has entered into agreements with these executives whereby the Company has agreed to maintain a life insurance policy in effect during the executives’ retirement, which will pay to the executives’ estates or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies.  Total split-dollar insurance expense for the years ended December 31, 2014 and 2013 amounted to $27 thousand and $9 thousand, respectively.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements
Employee bonus

The Company has established an employee bonus program whereby approximately 5-15% of the Company’s consolidated income, before income taxes and incentive compensation expense, is allocated for distribution to eligible employees.  Total bonus expense for the years ended December 31, 2014 and 2013 amounted to $626 thousand and $500 thousand, respectively.

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

A restricted stock award (the “award”) is a grant of shares of Company common stock for no consideration, subject to a vesting schedule or the satisfaction of market conditions or performance criteria. Under the Equity Incentive Plan the Company may grant stock awards to management, employees and directors for up to 96,286 shares. Awarded shares are held in reserve for each grantee by the Company’s transfer agent, and will be issued from previously authorized but unissued shares upon vesting. The fair value of the stock awards, based on the market price at the grant date, will be recognized over the five year vesting period.

Stock Options

The number of options granted and the weighted average fair value of options granted under each award was estimated using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2014	2013
Options granted	25,000	10,500
Fair value of options granted	$4.61	$5.62
Expected dividends	0.49%	0.00%
Expected term	10 years	10 years
Expected volatility	13.5%	16.7%
Risk-free interest rate	2.39%	2.64%

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

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

A summary of option activity under the Equity Incentive Plan for the year ended December 31, 2014, is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)

Outstanding at beginning of year	213	$15.45
Granted	25	18.96
Exercised	(5)	15.40
Forfeited	(19)	15.70

Outstanding at end of year	214	$15.84	8.02	$718

Exercisable at end of year	77	$15.40	7.78	$292

For the years ended December 31, 2014 and 2013, share-based compensation expense applicable to the stock options was $181 thousand and $194 thousand, respectively, and the recognized tax benefit related to this expense was $34 thousand and $37 thousand, respectively.

Unrecognized compensation expense for non-vested stock options totaled $615 thousand as of December 31, 2014, which will be recognized over the remaining vesting period of 3.02 years.

Stock Awards

For the years ended December 31, 2014 and 2013, respectively, 11,000 and 2,750 restricted stock awards were granted with weighted average grant date fair values of $18.96 and $17.45.

The following table presents the activity in non-vested stock awards under the Equity Incentive Plan for the year ended December 31, 2014:

	Number of Shares	Grant-date Fair Value
	(In thousands)
Non-vested stock awards at beginning of year	72	$15.43
Restricted shares granted	11	18.96
Shares vested	(17)	15.42
Shares forfeited	(7)	15.57

Non-vested stock awards at end of year	59	$15.44

For the year ended December 31, 2014 and 2013, compensation expense applicable to the stock awards was $250 thousand and $268 thousand, respectively, and the recognized tax benefit related to this expense was $100 thousand and $107 thousand, respectively.  Unrecognized compensation expense for non-vested restricted stock totaled $837 thousand as of December 31, 2014, which will be recognized over the remaining weighted average vesting period of 3.2 years.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

Employee stock ownership plan

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock.  The ESOP is a tax-qualified retirement plan for the benefit of all Company employees.  Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

The Company granted a loan to the ESOP for the purchase of shares of the Company’s common stock on the closing date of the Company’s mutual to stock conversion in 2012.  As of December 31, 2014, the ESOP holds 191,674 shares,  or 7.80% of the common stock outstanding on that date.  The loan obtained by the ESOP from the Company to purchase common stock is payable annually over 15 years at the rate of 3.25% per annum.  The loan can be prepaid without penalty.  Loan payments are expected to be funded by cash contributions from the Company.  The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid.  Cash dividends paid on allocated shares will be distributed to participants and cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP.  Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

At December 31, 2014, the remaining principal balance on the ESOP debt is payable as follows:

Year Ending December 31,	Amount
(In thousands)

2015	$112
2016	115
2017	119
2018	123
2019	127
Thereafter	1,011

$1,607

Shares held by the ESOP include the following:

	December 31,
	2014	2013

Allocated	37,616	25,676
Unallocated	154,058	166,896

	191,674	192,572

The fair value of unallocated shares was approximately $2.9 million and $3.3 million at December 31, 2014 and December 31, 2013, respectively.

Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2014 and 2013 was $241 thousand and $219 thousand, respectively.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

16.	LOANS TO RELATED PARTIES

Information pertaining to loans to directors, executive officers and their associates (exclusive of loans to any such persons which in the aggregate do not exceed $60 thousand) is as follows:

	Years Ended December 31,
	2014	2013
	(In thousands)

Balance at beginning of year	$4,382	$3,306
Principal additions	138	1,810
Principal payments	(676)	(734)

Balance at end of year	$3,844	$4,382

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

17.	RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company.  The total amount of dividends which may be paid in any calendar year cannot exceed the Bank’s net income for the current year, plus the Bank’s net income retained for the previous two years, without regulatory approval.  Loans or advances are limited to 10% of the Bank’s capital stock and surplus on a secured basis.  Also, in connection with its non-objection to the conversion, the FDIC has required Wellesley Bank to commit that for the three-year period immediately following the closing of the conversion, it will not make any distribution of capital to Wellesley Bancorp, including cash dividends, except in accordance with FDIC laws and regulations and as provided for in the business plan, without the prior approval of the Boston Area Office of the FDIC if such action would cause Wellesley Bank’s Tier 1 leverage and total risk-based capital ratios to fall below 8.0% and 12.0%, respectively.

18.	STOCK REPURCHASE PLAN

The Company announced a stock repurchase program on October 31, 2012.  Under the stock repurchase program, the Company is authorized to repurchase up to 96,286 shares, or approximately 4.0%, of the Company’s outstanding common stock.  At December 31, 2014 and 2013, the Company had repurchased and retired 40,535 shares.

19.	FAIR VALUES OF ASSETS AND LIABILITIES

Determination of fair value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various assets and liabilities.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the assets and liabilities.

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

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

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013 are summarized below.

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
December 31, 2014

Assets
Securities available for sale	$--	$52,681	$--	$52,681
Forward loan sale commitments	--	8	--	8

Total assets	$--	$52,694	$--	$52,694

Liabilities
Derivative loan commitments	$--	$5	$--	$5

December 31, 2013

Assets
Securities available for sale	$--	$36,672	$--	$36,672
Forward loan sale commitments	--	36	--	36

Total assets	$--	$36,708	$--	$36,708

Liabilities
Derivative loan commitments	$--	$12	$--	$12

Assets and liabilities measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other assets and liabilities at fair value on a non-recurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarized the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of December 31 2014 and December 31, 2013.

	December 31, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Loans held for sale	$--	$--	$537	$--	$--	$825
Impaired loans	--	--	708	--	--	--
	$--	$--	$1,245	$--	$--	$825

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

The following table presents the total gains (losses)  on loans held for sale and impaired loans at December 31, 2014 and December 31, 2013.

	Year Ended December 31,
	2014	2013
	(In thousands)
Loans held for sale	$(2)	$(13)
Impaired loans	(51)	--
	$(53)	$(13)

Loans held for sale (LHFS) are evaluated for losses associated with the application of lower-of-cost-or-market accounting.  At December 31, 2014, a rise in market interest rates above contractual loan rates from the time LHFS were recorded is reflected as a reduction in the carrying value of the asset and a loss in recognized in current period earnings. Losses applicable to certain impaired loans are estimated using the appraised value of the underlying collateral considering discounting factors and adjusted for selling costs.  The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the overall adequacy of the allowance for loan losses.  Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses.

There are no liabilities measured at fair value on a non-recurring basis at December 31, 2014 and December 31, 2013.

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

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2014
Financial assets:
Cash and cash equivalents	$19,271	$19,271	$--	$--	$19,271
Certificates of deposit	100	100	--	--	100
Securities available for sale	52,681	--	52,681	--	52,681
FHLB stock	3,660	--	--	3,660	3,660
Loans held for sale	537	--	537	--	537
Loans, net	443,346	--	--	441,720	441,720
Accrued interest receivable	1,216	--	--	1,216	1,216
Forward loan sale commitments	8	--	8	--	8

Financial liabilities:
Deposits	$422,245	$--	$--	$422,731	$422,731
Short-term borrowings	2,000	--	2,000	--	2,000
Long-term debt	59,500	--	59,504	--	59,504
Accrued interest payable	77	--	--	77	77
Derivative loan commitments	5	--	5	--	5

Wellesley Bancorp, Inc. and Subsidiary
Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2013
Financial assets:
Cash and cash equivalents	$19,067	$19,067	$--	$--	$19,067
Certificates of deposit	100	100	--	--	100
Securities available for sale	36,672	--	36,672	--	36,672
FHLB stock	3,176	--	--	3,176	3,176
Loans held for sale	825	--	825	--	825
Loans, net	383,718	--	--	383,420	383,420
Accrued interest receivable	1,044	--	--	1,044	1,044
Forward loan sale commitments	36	--	36	--	36

Financial liabilities:
Deposits	$357,518	$--	$--	$356,850	$356,850
Short-term borrowings	9,000	--	9,000	--	9,000
Long-term debt	43,500	--	43,493	--	43,493
Accrued interest payable	52	--	--	52	52
Derivative loan commitments	12	--	12	--	12