Form 10-Q
period 2015-03-31
Wellesley Bancorp, Inc.
filed 2015-05-12
CIK 1526952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Yes ____     No   X

As of May 1, 2015, there were 2,459,138 shares of the registrant’s common stock outstanding.

WELLESLEY BANCORP, INC.

PART I.  FINANCIAL INFORMATION

Item 1.                       Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS
	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Assets

Cash and due from banks	$2,877	$2,816
Short-term investments	18,192	16,455
Total cash and cash equivalents	21,069	19,271

Certificates of deposit	100	100
Securities available for sale, at fair value	55,328	52,681
Federal Home Loan Bank of Boston stock, at cost	3,660	3,660
Loans held for sale	1,664	537

Loans	450,875	448,084
Less allowance for loan losses	(4,716)	(4,738)
Loans, net	446,159	443,346

Bank-owned life insurance	6,898	6,841
Premises and equipment, net	3,714	3,753
Accrued interest receivable	1,243	1,216
Net deferred tax asset	1,864	2,008
Other assets	1,946	1,702

Total assets	$543,645	$535,115

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$65,410	$58,859
Interest-bearing	364,699	363,386
	430,109	422,245
Short-term borrowings	4,000	2,000
Long-term debt	57,500	59,500
Accrued expenses and other liabilities	1,966	2,024
Total liabilities	493,575	485,769

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	--	--
Common stock, $0.01 par value; 14,000,000 shares authorized, 2,459,138 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	24	24
Additional paid-in capital	23,575	23,419
Retained earnings	27,425	27,027
Accumulated other comprehensive income	555	417
Unearned compensation – ESOP	(1,509)	(1,541)
Total stockholders' equity	50,070	49,346

Total liabilities and stockholders' equity	$543,645	$535,115

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands except per share data)
Interest and dividend income:
Loans and loans held for sale	$4,846	$4,355
Debt securities:
Taxable	239	148
Tax-exempt	46	44
Short-term investments and certificates of deposit	9	8
FHLB stock	16	12
Total interest and dividend income	5,156	4,567
Interest expense:
Deposits	656	668
Short-term borrowings	3	5
Long-term debt	174	128
Total interest expense	833	801

Net interest income	4,323	3,766
Provision for loan losses	50	180
Net interest income, after provision for loan losses	4,273	3,586

Noninterest income:
Customer service fees	31	34
Gain on sales of securities, net	--	16
Mortgage banking activities	52	22
Income on bank-owned life insurance	57	58
Wealth management fees	95	112
Miscellaneous	10	11
Total noninterest income	245	253
Noninterest expenses:
Salaries and employee benefits	2,331	1,873
Occupancy and equipment	592	500
Data processing	142	156
FDIC insurance	93	68
Professional fees	172	177
Advertising	83	93
Other general and administrative	361	317
Total noninterest expenses	3,774	3,184

Income before income taxes	744	655
Provision for income taxes	285	261

Net income	459	394

Other comprehensive income:
Net unrealized holding gains on available-for-sale securities	228	113
Reclassification adjustment for net gains on sales of securities recognized in noninterest income	--	(16)
Income tax expense	(90)	(37)

Total other comprehensive income, net of tax	138	60

Comprehensive income	$597	$454

Earnings per common share:
Basic	$0.20	$0.17
Diluted	$0.20	$0.17
Weighted average shares outstanding:
Basic	2,306,684	2,289,257
Diluted	2,318,594	2,290,424
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2015 and 2014

					Accumulated
			Additional		Other	Unearned	Total
	Common Stock		Paid-in	Retained	Comprehensive	Compensation-	Stockholders’
	Shares	Amount	Capital	Earnings	Income	ESOP	Equity
			(Dollars in thousands)

Balance at December 31, 2013	2,454,465	$24	$22,845	$25,423	$166	$(1,669)	$46,789

Comprehensive income	--	--	--	394	60	--	454
Share based compensation- equity incentive plan	--	--	120	--	--	--	120
Issuance of stock under stock
option plan	400	--	6	--	--	--	6
ESOP shares committed to be
allocated (3,209)	--	--	28	--	--	32	60

Balance at March 31, 2014	2,454,865	$24	$22,999	$25,817	$226	$(1,637)	$47,429

Balance at December 31, 2014	2,459,138	$24	$23,419	$27,027	$417	$(1,541)	$49,346

Comprehensive income	--	--	--	459	138	--	597
Dividends paid to common
stockholders ($0.025 per share)	--	--	--	(61)	--	--	(61)
Share based compensation-
equity incentive plan	--	--	127	--	--	--	127
ESOP shares committed to be
allocated (3,210)	--	--	29	--	--	32	61

Balance at March 31, 2015	2,459,138	$24	$23,575	$27,425	$555	$(1,509)	$50,070

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$459	$394
Adjustment to reconcile net income to net cash (used) provided by operating activities:
Provision for loan losses	50	180
Depreciation and amortization	161	140
Net amortization of securities	56	40
Gain on sales of securities, net	--	(16)
Principal balance of loans sold	6,315	4,261
Loans originated for sale	(7,494)	(4,781)
Accretion of net deferred loan fees	(79)	(75)
Income on bank-owned life insurance	(57)	(58)
Deferred income tax provision (benefit)	54	(31)
ESOP expense	61	60
Share-based compensation	127	120
Net change in other assets and liabilities	(327)	(69)

Net cash (used) provided by operating activities	(674)	165

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	5,985	2,290
Purchases	(8,460)	(8,797)
Proceeds from sales of securities	--	906
Loan originations, net of principal payments	(2,732)	(13,991)
Additions to premises and equipment	(124)	(93)

Net cash used by investing activities	(5,331)	(19,685)

Cash flows from financing activities:
Net increase in deposits	7,864	24,250
Net increase (decrease) in short-term borrowings	2,000	(5,000)
Repayments of long term debt	(2,000)	(2,000)
Proceeds from issuance of stock under option plan	--	6
Cash dividends paid to common stockholders	(61)	--

Net cash provided by financing activities	7,803	17,256

Net change in cash and cash equivalents	1,798	(2,264)
Cash and cash equivalents at beginning period	19,271	19,067

Cash and cash equivalents at end of period	$21,069	$16,803

Supplementary information:
Interest paid	$833	$798
Income taxes paid	190	150

See accompanying notes to consolidated financial statements.

WELLESLEY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited interim consolidated financial statements include the accounts of Wellesley Bancorp, Inc. (the “Company”),  and its wholly-owned subsidiary Wellesley Bank (the “Bank”), the principal operating entity, and its wholly-owned subsidiaries: Wellesley Securities Corporation, which engages in the business of buying, selling and dealing in securities exclusively on its own behalf; Wellesley Investment Partners, LLC, formed to provide investment management services for individuals, not-for-profit entities and businesses; and Central Linden, LLC, to hold, manage and sell foreclosed real estate.  All significant intercompany balances and transactions have been eliminated in consolidation.  These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2014 Annual Report on Form 10-K.  The results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other period.

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

The allowance for loan losses is evaluated on a regular basis by management.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  The allowance consists of general, allocated and unallocated components.

General component
The general component is based on the following loan segments: residential real estate, commercial real estate, construction, commercial, home equity lines of credit and other consumer.  Management considers a rolling average of historical losses for each segment based on a time frame appropriate to capture relevant loss data for each loan segment, generally 3 and 10 years.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume, concentrations and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.  There were no significant changes to the Company’s policies or methodology pertaining to the general component of the allowance during the first quarter of 2015.

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

Construction – Loans in this segment primarily include speculative real estate development loans primarily on residential properties loans for which payment is derived from sale of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.   Residential construction loans in this segment also include loans to build one-to-four family owner-occupied properties which are subject to the same credit quality factors as residential real estate.

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

The components of accumulated other comprehensive income and related tax effects are as follows:
	March 31,	December 31,
	2015	2014
	(In thousands)

Unrealized holding gains on securities available for sale	$900	$672
Tax effect	(345)	(255)
Net of tax amount	$555	$417

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40). This Update clarifies when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company adopted this standard for the quarter ended March 31, 2015 with no material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public companies, this ASU is effective for annual reporting periods, including interim periods, beginning after December 15, 2016. On April 1, 2015, the FASB voted to defer the effective date of this guidance by one year. Early application is not permitted. Management is currently evaluating the impact to the consolidated financial statements of adopting this Update.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$6,528	$160	$(9)	$6,679
Government-sponsored enterprises	10,473	312	(20)	10,765
SBA and other asset-backed securities	12,470	255	(28)	12,697
State and municipal bonds	5,936	174	(9)	6,101
Government-sponsored enterprise obligations	7,250	11	(2)	7,259
Corporate bonds	11,771	68	(12)	11,827

	$54,428	$980	$(80)	$55,328

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
Residential mortgage-backed securities:
Government National Mortgage Association	$5,812	$167	$(4)	$5,975
Government-sponsored enterprises	10,806	233	(38)	11,001
SBA and other asset-backed securities	12,761	171	(35)	12,897
State and municipal bonds	5,706	171	(6)	5,871
Government-sponsored enterprise obligations	6,500	6	(10)	6,496
Corporate bonds	10,424	42	(25)	10,441

	$52,009	$790	$(118)	$52,681

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2015 are as follows.  Expected maturities may differ from contractual maturities because the issuer, in certain instances, has the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)

Within 1 year	$5,425	$5,448
After 1 year to 5 years	10,179	10,234
After 5 years to 10 years	6,329	6,410
After 10 years	3,024	3,095
	24,957	25,187
Mortgage- and asset-backed securities	29,471	30,141

	$54,428	$55,328

There were no sales of available-for-sale securities during the three months ended March 31, 2015. For the three months ended March 31, 2014, proceeds from sales of available-for-sale securities amounted to $906 thousand with gross realized gains of $20 thousand and $4 thousand of gross realized losses.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
		(In thousands)

March 31, 2015
Residential mortgage-backed securities:
Government National Mortgage Association	$(9)	$1,845	$--	$--
Government-sponsored enterprises	--	--	(20)	786
SBA and other asset-backed securities	(23)	1,012	(5)	1,762
State and municipal bonds	(6)	948	(3)	296
Government-sponsored enterprise obligations	(2)	998	--	--
Corporate bonds	(4)	3,744	(8)	987

	$(44)	$8,558	$(36)	$3,831

December 31, 2014
Residential mortgage-backed securities:
Government National Mortgage Association	$(4)	$867	$--	$--
Government-sponsored enterprises	(4)	508	(34)	805
SBA and other asset-backed securities	(4)	1,009	(31)	1,297
State and municipal bonds	(1)	101	(5)	546
Government-sponsored enterprise obligations	(10)	3,490	--	--
Corporate bonds	(25)	6,719	--	--

	$(48)	$12,694	$(70)	$2,648

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluations. At March 31, 2015, various debt securities have unrealized losses with aggregate depreciation of 0.64% from their aggregate amortized cost basis. These unrealized losses relate principally to the effect of interest rate changes on the fair value of debt securities and not an increase in credit risk of the issuers. As the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2015.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the balances of loans is as follows:

	March 31,	December 31,
	2015	2014
	(In thousands)
Real estate loans:
Residential – fixed	$17,379	$20,651
Residential – variable	208,196	212,621
Commercial	100,025	94,699
Construction	76,979	72,668
	402,579	400,639

Commercial loans:
Secured	18,510	18,991
Unsecured	53	62
	18,563	19,053

Consumer loans:
Home equity lines of credit	29,505	28,153
Other	297	292
	29,802	28,445

Total loans	450,944	448,137

Less:
Allowance for loan losses	(4,716)	(4,738)
Net deferred loan origination fees	(69)	(53)

Loans, net	$446,159	$443,346

The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015 and 2014:

	Residential	Commercial			Home	Other
	Real Estate	Real Estate	Construction	Commercial	Equity	Consumer	Unallocated	Total
				(In thousands)

Three Months Ended March 31, 2015

Allowance at December 31, 2014	$1,710	$1,056	$1,273	$428	$224	$4	$43	$4,738
Provision (credit) for loan losses	(168)	15	71	(11)	(18)	--	161	50
Loans charged off	(17)	(55)	--	--	--	--	--	(72)

Allowance at March 31, 2015	$1,525	$1,016	$1,344	$417	$206	$4	$204	$4,716

Three Months Ended March 31, 2014

Allowance at December 31, 2013	$1,351	$887	$1,305	$426	$213	$7	$24	$4,213
Provision (credit) for loan losses	74	134	2	(36)	(5)	(1)	12	180

Allowance at March 31, 2014	$1,425	$1,021	$1,307	$390	$208	$6	$36	$4,393

Additional information pertaining to the allowance for loan losses at March 31, 2015 and December 31, 2014 is as follows:

	Residential	Commercial			Home	Other
	Real Estate	Real Estate	Construction	Commercial	Equity	Consumer	Unallocated	Total
				(In thousands)

March 31, 2015

Allowance related to impaired loans	$--	$--	$--	$--	$--	$--	$--	$--
Allowance related to non-impaired loans	1,525	1,016	1,344	417	206	4	204	4,716

Total allowance	$1,525	$1,016	$1,344	$417	$206	$4	$204	$4,716

Impaired loan balances	$1,489	$3,251	$--	$19	$146	$--	$--	$4,905
Non-impaired loan balances	224,086	96,774	76,979	18,544	29,359	297	--	446,039

Total loans	$225,575	$100,025	$76,979	$18,563	$29,505	$297	$--	$450,944

December 31, 2014

Allowance related to impaired loans	$--	$51	$--	$--	$--	$--	$--	$51
Allowance related to non-impaired loans	1,710	1,005	1,273	428	224	4	43	4,687

Total allowance	$1,710	$1,056	$1,273	$428	$224	$4	$43	$4,738

Impaired loan balances	$1,521	$3,356	$--	$22	$146	$--	$--	$5,045
Non-impaired loan balances	231,751	91,343	72,668	19,031	28,007	292	--	443,092

Total loans	$233,272	$94,699	$72,668	$19,053	$28,153	$292	$--	$448,137

The following is a summary of past due and non-accrual loans at March 31, 2015 and December 31, 2014:

					Past Due 90
					Days or More
	30-59 Days	60-89 Days	Past Due 90	Total	and Still	Non-accrual
	Past Due	Past Due	Days or More	Past Due	Accruing	Loans
			(In thousands)

March 31, 2015

Residential real estate	$218	$--	$--	$218	$--	$1,299
Commercial real estate	--	--	690	690	--	3,251
Home equity lines of credit	117	--	--	117	--	19
Other consumer loans	--	--	--	--	--	146

Total	$335	$--	$690	$1,025	$--	$4,715

December 31, 2014

Residential real estate	$--	$--	$--	$--	$--	$1,313
Commercial real estate	832	--	759	1,591	--	3,356
Commercial	--	--	--	--	--	22
Home equity lines of credit	--	--	--	--	--	146

Total	$832	$--	$759	$1,591	$--	$4,837

The following is a summary of impaired loans at March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
			(In thousands)

Impaired loans without a valuation allowance:
Residential real estate	$1,489	$1,489	$--	$1,521	$1,521	$--
Commercial real estate	3,251	3,251	--	2,597	2,597	--
Commercial	19	19	--	22	22	--
Home equity lines of credit	146	146	--	146	146	--
Total	4,905	4,905	--	4,286	4,286	--

Impaired loans with a valuation allowance:
Commercial real estate	--	--	--	759	759	51

Total impaired loans	$4,905	$4,905	$--	$5,045	$5,045	$51

Additional information pertaining to impaired loans follows:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on cash basis
	(In thousands)

Residential real estate	$1,502	$20	$20	$424	$4	$3
Commercial real estate	3,279	45	39	5,258	64	53
Commercial	21	--	--	31	4	--
Home equity lines of credit	146	1	1	427	--	1

Total	$4,948	$66	$60	$6,140	$72	$57

No additional funds are committed to be advanced in connection with impaired loans.

There were no troubled debt restructurings recorded during the three months ended March 31, 2015 and 2014.

There were no troubled debt restructurings that defaulted during the three months ended March 31, 2015 and 2014, and for which default was within one year of the restructure date.

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

Loans rated 11:  Loans in this category include credit commitments/relationships that cannot be rated due to a lack of financial information or inaccurate financial information.  If, within 60 days of the assignment of an 11 rating, information is still not available to allow a standard rating, the credit will be rated 6.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial loans.  During each calendar year, the Company engages an independent third party to review a significant portion of loans within these segments.  Management uses the results of these reviews as part of its annual review process.  On a monthly basis, the Company reviews the residential real estate and consumer loan portfolio for credit quality primarily through the use of delinquency reports

The following table presents the Company’s loans by risk rating:

	March 31, 2015				December 31, 2014
	Commercial				Commercial
	Real Estate	Construction	Commercial	Total	Real Estate	Construction	Commercial	Total
				(In thousands)

Loans rated 1 -4	$90,995	$76,979	$17,347	$185,321	$85,496	$72,668	$17,802	$175,966
Loans rated 5	5,976	--	999	6,975	6,054	--	1,022	7,076
Loans rated 6	2,364	--	217	2,581	2,390	--	229	2,619
Loans rated 7	690	--	--	690	759	--	--	759

Total	$100,025	$76,979	$18,563	$195,567	$94,699	$72,668	$19,053	$186,420

NOTE 7 – FAIR VALUES OF ASSETS AND LIABILITIES

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

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014 are summarized below.

	March 31, 2015
				Total Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
Assets
Securities available for sale	$--	$55,328	$--	$55,328
Forward loan sale commitments	--	23	--	23

Total assets	$--	$55,351	$--	$55,351

Liabilities
Derivative loan commitments	$--	$8	$--	$8

	December 31, 2014
				Total Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
Assets
Securities available for sale	$--	$52,681	$--	$52,681
Forward loan sale commitments	--	8	--	8

Total assets	$--	$52,689	$--	$52,689

Liabilities
Derivative loan commitments	$--	$5	$--	$5

Assets measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other financial assets and liabilities at fair value on a non-recurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market (LOCOM) accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of March 31, 2015 and December 31, 2014.

	March 31, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Loans held for sale	$--	$--	$1,664	$--	$--	$537
Impaired loans	--	--	690	--	--	708
	$--	$--	$2,354	$--	$--	$1,245

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
	Total Gains (Losses)	Total Gains (Losses)
(In thousands)
Loans held for sale	$(6)	$(8)

Loans held for sale (LHFS) are evaluated for losses associated with the application of LOCOM accounting. At March 31, 2015, a rise in market interest rates above contractual loan rates from the time LHFS were recorded is reflected as a reduction in the carrying value of the asset and a loss is recognized in current period earnings. Losses applicable to certain impaired loans are estimated using the appraised value of the underlying collateral considering discounting factors and adjusted for selling costs.  The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the overall adequacy of the allowance for loan losses.  Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses.

There were no liabilities measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014.

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

	Carrying
	Amount	Level 1	Level 2	Level 3	Total
			(In thousands)

March 31, 2015
Financial assets:
Cash and cash equivalents	$21,069	$21,069	$--	$--	$21,069
Certificates of deposit	100	100	--	--	100
Securities available for sale	55,328	--	55,328	--	55,328
FHLB stock	3,660	--	--	3,660	3,660
Loans held for sale	1,664	--	1,664	--	1,664
Loans, net	446,159	--	--	443,946	443,946
Accrued interest receivable	1,243	--	--	1,243	1,243
Forward loan sale commitments	23	--	23	--	23

Financial liabilities:
Deposits	$430,109	$--	$--	$430,400	$430,400
Short-term borrowings	4,000	--	4,000	--	4,000
Long-term debt	57,500	--	57,705	--	57,705
Accrued interest payable	61	--	--	61	61
Derivative loan commitments	8	--	8	--	8

December 31, 2014
Financial assets:
Cash and cash equivalents	$19,271	$19,271	$--	$--	$19,271
Certificates of deposit	100	100	--	--	100
Securities available for sale	52,681	--	52,681	--	52,681
FHLB stock	3,660	--	--	3,660	3,660
Loans held for sale	537	--	537	--	537
Loans, net	443,346	--	--	441,720	441,720
Accrued interest receivable	1,216	--	--	1,216	1,216
Forward loan sale commitments	8	--	8	--	8

Financial liabilities:
Deposits	$422,245	$--	$--	$422,731	$422,731
Short-term borrowings	2,000	--	2,000	--	2,000
Long-term debt	59,500	--	59,504	--	59,504
Accrued interest payable	61	--	--	61	61
Derivative loan commitments	5	--	5	--	5

NOTE 8 – EMPLOYEE STOCK OWNERSHIP PLAN

The Bank maintains an Employee Stock Ownership Plan (the “ESOP”) to provide eligible employees the opportunity to own Company stock.  This plan is a tax-qualified retirement plan for the benefit of all Company employees.  Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

The Company granted a loan to the ESOP for the purchase of shares of the Company’s common stock on the closing date of the Company’s mutual to stock conversion in 2012.  As of March 31, 2015, the ESOP held 191,674 shares, or 7.79%, of the common stock outstanding on that date.  The loan obtained by the ESOP from the Company to purchase common stock is payable annually over 15 years at the rate of 3.25% per annum.  The loan can be prepaid without penalty.  Loan payments are expected to be funded by cash contributions from the Bank.  The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid.  Cash dividends paid on allocated shares will be distributed to participants and cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP.  Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Shares held by the ESOP include the following:

March 31, 2015

Allocated	37,616
Committed to be allocated	3,210
Unallocated	150,848

191,674

The fair value of unallocated shares was approximately $2.9 million at March 31, 2015.

Total compensation expense recognized in connection with the ESOP for the three months ended March 31, 2015 and 2014 was $61 thousand and $60 thousand, respectively.

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

Stock Options

A summary of option activity under the Equity Incentive Plan for the three months ended March 31, 2015 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
Options	Shares	Exercise Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)

Outstanding at beginning of period	214	$15.84	8.02
Granted	--	--	--
Exercised	--	--	--
Forfeited	(1)	17.45	--

Outstanding at end of period	213	15.84	7.77	$623
Options exercisable at end of period	76	$15.38	7.52	$257

For the three months ended March  31, 2015 and 2014, share based compensation expense applicable to the stock options was $47 thousand and $51 thousand, respectively. The recognized tax benefit related to this expense was $9 thousand for both periods.

Unrecognized compensation expense for non-vested stock options totaled $564 thousand as of March 31, 2015, which will be recognized over the remaining vesting period of 2.77 years.

Stock Awards

There was no activity in the non-vested stock awards under the Equity Incentive Plan for the three months ended March 31, 2015.

For the three months ended March 31, 2015 and 2014, compensation expense applicable to the stock awards was $80 thousand and $69 thousand, respectively. The recognized tax benefit related to this expense was $32 thousand and $27 thousand, respectively.

Unrecognized compensation expense for non-vested restricted stock totaled $803 thousand as of March 31, 2015, which will be recognized over the remaining weighted average vesting period of 2.90 years.

NOTE 10 – EARNINGS PER COMMON SHARE

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Under the Company’s Equity Incentive Plan, stock awards granted contain non-forfeitable dividend rights. Accordingly, these shares are considered outstanding for computation of basic earnings per share.  Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method.

Earnings per common share have been computed as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
	(Dollars in thousands)

Net income applicable to common stock	$459	$394

Average number of common shares outstanding	2,459,138	2,454,549
Less: Average unallocated ESOP shares	(152,454)	(165,292)
Average number of common shares outstanding used to
calculate basic earnings per common share	2,306,684	2,289,257

Effect of dilutive of stock options	11,910	1,167

Average number of common shares outstanding used to
calculate diluted earnings per common share	2,318,594	2,290,424

Earnings per common share:
Basic	$0.20	$0.17
Diluted	$0.20	$0.17

Options for 6,601 shares and 1,026 were not included in the computations of diluted earnings per share because to do so would have been anti-dilutive for the three months ended March 31, 2015 and 2014, respectively.  Anti-dilutive shares are common stock equivalents with exercise prices in excess of the average market value of the Company’s stock for the periods presented.

NOTE 11 – STOCK REPURCHASE PLAN

On October 1, 2012, the Board of Directors approved the repurchase of up to 96,286 shares, or approximately 4.0% of the Company’s outstanding common stock. At March 31, 2015, the Company had repurchased and retired 40,535 shares.

NOTE 12 – DIVIDENDS DECLARED

On February 18, 2015, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.025 per share on the Company’s common stock. The dividend was paid on March 18, 2015 to stockholders of record on March 4, 2015.

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

 Forward-looking statements are not guarantees of future performance.  Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements.  Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines.  Additional factors that may affect our results are discussed in the Company’s 2014 Annual Report on Form 10-K under the section titled “Item 1A.–Risk Factors.”  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

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

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

General.  Assets increased $8.5 million, or 1.6%, from $535.1 million at December 31, 2014 to $543.6 million at March 31, 2015.  Asset growth was primarily the result of an increase in net loans of $2.8 million, or 0.6%, an increase of $2.6 million, or 5.0%, in securities available for sale, and an increase of $1.8 million, or 9.3%, in cash and cash equivalents.

Loans.  Net loans totaled $446.2 million at March 31, 2015, an increase of $2.8 million, as compared to December 31, 2014. Commercial loans increased $5.3 million to $100.00 million at March 31, 2015, as we remain focused on growing this portion of our portfolio. As construction activity generally increases in spring, our construction loans increased $4.3 million and totaled $77.0 million at March 31, 2015, as compared to $72.7 million at December 31, 2014.  Partially offsetting these increases, residential real estate loans decreased $7.7 million, or 3.3%, to $225.6 million, as compared to $233.3 million at March 31, 2014.  We have expanded our residential lending activity through the addition of commissioned loan originators, the expansion of our CRA assessment area and recent opening of offices in Wellesley Lower Falls and Boston. Adjustable-rate residential mortgage loans decreased $4.4 million, or 2.1%, to $208.2 million while fixed-rate residential loans decreased $3.3 million or 15.8%. Residential loan originations of $20.6 million in the quarter were offset by loan payoffs and amortizations of $28.3 million as declining interest rates led to increased refinancing activity among our borrowers. At March 31, 2015, loans past due 30-59 days have decreased $497 thousand and loans past due 90 days or more decreased $69 thousand as fewer customers are experiencing payment difficulties, allowing balances to be brought current.   Substantially all delinquent loans are secured by real estate collateral with values exceeding outstanding loan principal.

Securities.  Securities increased from $52.7 million at December 31, 2014 to $55.3 million at March 31, 2015, as excess liquid funds were invested in GSE and corporate issues.

Deposits.  Deposits increased $7.9 million, or 1.9%, from $422.2 million at December 31, 2014 to $430.1 million at March 31, 2015.  Demand deposits and NOW accounts increased $13.7 million primarily due to new account openings in both commercial and non-commercial accounts, and the movement of funds into our premium priced relationship savings account.  Business money market deposit accounts increased $2.3 million, and savings increased $3.0 million across a broad mix of customers. Partially offsetting these increases was a decrease of $11.3 million in certificate of deposit accounts as the differential between rates paid on term certificates and non-term accounts narrowed.

Borrowings.  We use borrowings from a variety of sources to supplement our supply of funds for loans and securities.  Long-term debt, consisting entirely of FHLB advances, decreased $2.0 million, or 3.4%, for the three months ended March 31, 2015.  The decrease in long-term FHLB advances was due to paying off certain advances at maturity.  Short-term borrowings consist entirely of advances from the FHLB with initial maturities less than one year.  Balances of short-term borrowings  increased $2.0 million, or 100.0%, since December 31, 2014 as we utilize these funds to balance uneven patterns of loans demand and deposit flows.

Stockholders’ Equity.  Stockholders’ equity increased $724 thousand, or 1.5%, from $49.3 million at December 31, 2014 to $50.1 million at March 31, 2015, primarily as a result of net income for the quarter of $459 thousand, share based compensation related to the equity incentive plan of $127 thousand, and an increase in accumulated other comprehensive income.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

Overview.  Net income for the three months ended March 31, 2015 was $459 thousand compared to net income of $394 thousand for the three months ended March 31, 2014.  The $65 thousand increase in net income was primarily due to an increase of $557 thousand, or 14.8%, in net interest income and a decrease in the provision for loan losses of $130 thousand, offset by an increase in non-interest expense of $590 thousand.

Net Interest Income.  Net interest income for the three months ended March 31, 2015 was $4.3 million, as compared to $3.8 million for the three months ended March 31, 2014.  The increase in net interest income was primarily due to increases in the average balances of loans, partially offset by declines in yields on loans.

Interest and dividend income increased $589 thousand, or 12.9%, from $4.6 million for the three months ended March 31, 2014 to $5.2 million for the three months ended March 31, 2015.  The average balance of interest-earning assets increased 15.3%, while the average rate earned on these assets decreased by 9 basis points (bp).  The decline in yield partially offset the improvement in interest income attributable to asset growth.  Interest and fees on loans increased $491 thousand, or 11.3%, due to a 13.4% increase in the average balance of loans partially offset by an 8 bp decrease in the average rate earned on loans.  Contributing to the increase in loan income was the increase in commercial real estate and construction loan balances during the period. Interest income from taxable securities increased $91 thousand, or 61.5%, due to an increase in the average balances for the three months ended March 31, 2015 as compared to the prior year, as well as an increase in the average rate earned on these securities of 17 bp as compared to the prior year period.

The increase in interest expense was primarily due to an increase in average balances of deposits and long-term debt.  The average balance of interest-bearing deposits increased $41.5 million, or 12.8%, in the three months ended March 31, 2015 compared to the same period in 2014, while the average rate paid on interest bearing deposits decreased 10 bp.  The rate paid on savings accounts decreased 7 bp primarily due to a lower rate structure for these accounts than in the prior year.  The average balance of savings accounts increased $44.3 million to $122.3 million, as compared to the prior year.   The cost of term certificates of deposit decreased $100 thousand to $334 thousand as balances in both our retail products and deposits generated through a national certificate of deposit clearinghouse have declined as compared to last year.  Growth in business checking and MMDA accounts and other non-commercial checking and savings products has allowed us to fund our balance sheet at lower cost than through term certificates. The average balance of long-term FHLB advances increased from $43.3 million to $58.2 million, while rates paid on long-term FHLB advances increased from 1.20% to 1.21%.  The average rates paid on interest-bearing liabilities decreased by 8 bp from the comparative three-month period.  Interest expense on short-term borrowings totaled $3 thousand in the three month period ended March 31, 2015, as compared to $5 thousand in the three months ended March 31, 2014.

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

	For the Three Months Ended March 31
		2015			2014
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate (1)	Balance	Paid	Rate (1)
			(Dollars in thousands)

Interest-earning assets:
Short-term investments	$17,225	$9	0.21%	$17,493	$8	0.19%
Certificates of deposit	100	--	0.22	100	--	0.22
Debt securities:
Taxable	47,025	239	2.06	31,928	148	1.89
Tax-exempt	5,950	46	3.10	4,890	44	3.63
Total loans and loans held for sale	449,827	4,846	4.37	396,748	4,355	4.45
FHLB stock	3,659	16	1.78	3,176	12	1.48
Total interest-earning assets	523,786	5,156	3.99%	454,335	4,567	4.08%
Allowance for loan losses	(4,768)			(4,272)
Total interest-earning assets less allowance for loan losses	519,018			450,063
Noninterest-earning assets	18,408			17,391
Total assets	$537,426			$467,454
Interest-bearing liabilities:
Regular savings accounts	$122,287	200	0.66%	$77,990	141	0.73%
NOW checking accounts	28,729	22	0.31	24,562	22	0.36
Money market accounts	77,654	100	0.52	56,791	71	0.50
Certificates of deposit	137,714	334	0.98	165,525	434	1.17
Total interest-bearing deposits	366,384	656	0.73	324,868	668	0.83
Short-term borrowings	3,452	3	0.39	5,844	5	0.31
Long-term debt	58,233	174	1.21	43,322	128	1.20
Total interest-bearing liabilities	428,069	833	0.79%	374,034	801	0.87%
Noninterest-bearing demand deposits	58,131			44,863
Other noninterest-bearing liabilities	1,885			1,341
Total liabilities	488,085			420,238
Stockholders’ equity	49,341			47,216
Total liabilities and stockholders’ equity	$537,426			$467,454
Net interest income		$4,323			$3,766
Net interest rate spread (2)			3.20%			3.21%
Net interest-earning assets (3)	$95,718			$80,302
Net interest margin (4)			3.35%			3.36%
Average total interest-earning assets to average total interest-bearing liabilities	122.36%			121.47%

(1)	Ratios for the three month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Short-term investments	$--	$1	$1
Certificates of deposit	--	--	--
Debt securities:
Taxable	76	15	91
Tax-exempt	5	(3)	2
Total loans and loans held for sale	570	(79)	491
FHLB stock	2	2	4
Total interest-earning assets	653	(64)	589

Interest-bearing liabilities:
Regular savings accounts	71	(12)	59
NOW checking accounts	2	(2)	--
Money market accounts	27	2	29
Certificates of deposit	(69)	(31)	(100)
Total interest-bearing deposits	31	(43)	(12)
Short-term borrowings	(3)	1	(2)
Long-term debt	45	1	46
Total interest-bearing liabilities	73	(41)	32

Increase (decrease) in net interest income	$580	$(23)	$557

Provision for Loan Losses.  The provision for loan losses was $50 thousand for the three months ended March 31, 2015 compared to $180 thousand for the three months ended March 31, 2014.  In the 2015 period, the lower provision reflects sustained improvement in regional economic factors and stronger collateral values in residential real estate, offset by growth in the loan portfolio, specifically commercial real estate loans.

Analysis of Loan Loss Experience.  The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$4,738	$4,213
Provision for loan losses	50	180
Charge-offs:
Residential loans	(17)	--
Commercial loans	(55)	--
Total charge-offs	(72)	--
Recoveries	--	--
Net charge-offs	(72)	--
Balance at end of period	$4,716	$4,393
Allowance for loan losses to
nonperforming loans at end of period	100.02%	125.41%
Allowance for loan losses to total loans
at end of period	1.05%	1.09%
Net charge-offs to average loans outstanding
during the period	0.02%	0.00%

Noninterest Income.  Noninterest income totaled $245 thousand, a decrease of $8 thousand, or 3.2% from the prior year. Wealth management fees decreased $17 thousand from the comparable 2014 period due primarily to changes in the fee structures for managed accounts offset by a $30 thousand increase in mortgage banking activities as more loans were originated for sale compared to the prior year.

  Noninterest Expenses.  Noninterest expenses increased $590 thousand to $3.8 million during the three months ended March 31, 2015, from $3.2 million for the three months ended March 31, 2014.  Factors that contributed to the increase in noninterest expenses during the 2015 period were increased salary and employee benefits expense of $458 thousand resulting from increased staffing levels in support of compliance and operations in our wealth management subsidiary and additional retail and support staff supporting the Company’s growth.   Occupancy and equipment fees increased $92 thousand related to the relocation of our wealth management offices to new facilities in November 2014.

  Income Taxes.  An income tax provision of $285 thousand was recorded during the quarter ended March 31, 2015 compared to a provision of $261 thousand in the comparable 2014 quarter.  The effective tax rate for the 2015 three-month period was 38.3%, compared with 39.8% for the 2014 three-month period. The change in rates is due to the relative mix of tax exempt income and tax preference items recognized by the Company as a percentage of pre-tax income.

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

  Our most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and securities available for sale.  The level of these assets depends on our operating, financing, lending and investing activities during any given period.  At March 31, 2015, cash and cash equivalents, which include short-term investments, totaled $21.1 million.  Securities classified as available-for-sale, whose aggregate market value of $55.3 million exceeds cost, and $1.7 million in loans held for sale provide additional sources of liquidity.

  At March 31, 2015, we had $4.0 million in short-term borrowings outstanding, represented entirely by FHLB advances, and $57.5 million in long-term debt, also consisting entirely of FHLB advances. At March 31, 2015, we had a total of $59.9 million in unused borrowing capacity from the FHLB.  Short-term borrowings are generally used to fund temporary cash needs due to the timing of loan originations and deposit gathering activities.  Long-term debt is generally used to provide for longer-term funding needs of the Company, including the match funding of loans originated for portfolio.  At March 31, 2015, we also had the ability to borrow $5.0 million from the Co-operative Central Bank on an unsecured basis, and $9.7 million from the Federal Reserve Bank under a collateralized borrowing program, none of which was outstanding at that date.

At March 31, 2015, we had $79.9 million in loan commitments outstanding, which included $34.1 million in unadvanced funds on construction loans, $23.9 million in unadvanced home equity lines of credit, $12.7 million in unadvanced commercial lines of credit, and $9.5 million in new loan originations.

Term certificates of deposit due within one year of March 31, 2015 amounted to $91.9 million, or 69.7% of total term certificates.  This total decreased $14.4 million from December 31, 2014. Balances of term certificates maturing in more than one year increased $3.2 million.  Balances of term certificates that mature within one year reflect customer preferences for greater liquidity of personal funds, while longer-dated certificates reflect a willingness among customers to accept current interest rates for extended time periods.  If maturing deposits are not renewed, we will be required to seek other sources of funds, including new term certificates and other borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing funds.  Management believes, however, based on past experience that a significant portion of our term certificates will be renewed.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and will have to provide for its own liquidity to pay its operating expenses and other financial obligations.  The Company’s primary source of income will be dividends received from the Bank and earnings from investment of net proceeds from the offering retained by the Company.  Massachusetts banking law and FDIC regulations limit distributions of capital.  In addition, the Company is subject to the policy of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality and overall financial condition.  At March 31, 2015, the Company had $1.5 million of liquid assets as represented by cash and cash equivalents on an unconsolidated basis.

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks, including a risk-based capital measure.  The Company is also subject to similar capital requirements set by the Federal Reserve Board.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.   In July 2013, the Federal Reserve Board released its final rules, which will implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act.  These rules became effective January 1, 2015 for community banks and will increase both the quality and quantity of capital held by banks.  At March 31, 2015, the Bank was well-capitalized under the January 1, 2015 rules. The final rule implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity.  Consistent with the international Basel framework, the final rule includes a new minimum capital requirement of common equity Tier I capital to risk-weighted assets of 4.5% and a common equity Tier I capital conservation buffer of 2.5% of risk-weighted assets. The capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019.  In addition, the final rule raises the minimum ratio of Tier I capital to risk-weighted assets requirement from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. Management believes the Bank’s capital levels will be characterized as “well-capitalized” upon full implementation of the new rules.

We strive to manage our capital for maximum shareholder benefit.  The capital from our stock offering significantly increased our liquidity and capital resources.  Over time, the initial level of liquidity has been reduced as net proceeds from the stock offering were used for general corporate purposes, including the funding of lending activities.  Our financial condition and results of operations were enhanced by the capital from the offering, resulting over time in increased net interest-earning assets and net income.  However, the large increase in equity resulting from the capital raised in the offering has had an adverse impact on our return on equity.  To help us better manage our capital, we may use such tools as common share repurchases and cash dividends as regulations permit.

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

For the three months ended March 31, 2015, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income and equity simulations.  The simulations use projected repricing of assets and liabilities at March 31, 2015 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rates can have a significant impact on the simulations.  Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  Our asset sensitivity would be reduced if prepayments slow and would increase if prepayments accelerated.  While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects the estimated effects of changes in interest rates on the present value of our equity at March 31, 2015 and on our projected net interest income from March 31, 2015 through March 31, 2016.

						Over the Next 12 Months
		As of March 31, 2015				Ending March 31, 2016
		Present Value of Equity				Projected Net Interest Income
Basis Point (“bp”)
Change in Rates		$Amount	$Change	%Change		$ Amount	$ Change	% Change

300	bp	$59,355	$(9,896)	(14.29	) %	$15,550	$(1,739)	(10.06)%
200		62,662	(6,589)	(9.51)		16,126	(1,163)	(6.73)
100		65,566	(3,685)	(5.32)		16,684	(605)	(3.50)
0		69,251	--	--		17,289	--	--
(100)		74,544	5,293	7.64		17,249	(40)	(0.23)

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

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A.  Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 26, 2015.  As of March 31, 2015, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 1, 2012, the Company’s Board of Directors approved the repurchase of up to 96,286 shares of the Company’s common stock. The repurchase plan will continue until it is completed or terminated by the Company’s Board of Directors. At March 31, 2015, the Company had repurchased and retired 40,535 shares. No shares of common stock were repurchased by the Company during the three months ended March 31, 2015.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

3.1	Amended and Restated Articles of Incorporation of Wellesley Bancorp, Inc. (¹)

3.2	Bylaws of Wellesley Bancorp, Inc. (²)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

101.¹
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

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

WELLESLEY BANCORP, INC.

Dated: May 12, 2015	By:	/s/ Thomas J. Fontaine
Thomas J. Fontaine
President and Chief Executive Officer
(principal executive officer)

Dated: May 12, 2015	By:	/s/ Gary P. Culyer
Gary P. Culyer
Chief Financial Officer and Treasurer
(principal accounting and financial officer)