Form 10-Q
period 2015-06-30
Wellesley Bancorp, Inc.
filed 2015-08-07
CIK 1526952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of August 1, 2015, there were 2,459,138 shares of the registrant’s common stock outstanding.

WELLESLEY BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Assets

Cash and due from banks	$2,452	$2,816
Short-term investments	13,659	16,455
Total cash and cash equivalents	16,111	19,271

Certificates of deposit	100	100
Securities available for sale, at fair value	49,596	52,681
Federal Home Loan Bank of Boston stock, at cost	4,740	3,660
Loans held for sale	2,288	537

Loans	477,735	448,084
Less allowance for loan losses	(4,816)	(4,738)
Loans, net	472,919	443,346

Bank-owned life insurance	6,956	6,841
Premises and equipment, net	3,598	3,753
Accrued interest receivable	1,334	1,216
Net deferred tax asset	2,208	2,008
Other assets	2,078	1,702

Total assets	$561,928	$535,115

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$66,265	$58,859
Interest-bearing	362,164	363,386
	428,429	422,245

Short-term borrowings	18,000	2,000
Long-term debt	63,000	59,500
Accrued expenses and other liabilities	2,025	2,024
Total liabilities	511,454	485,769

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 14,000,000 shares authorized; 2,459,138 shares issued and outstanding at June 30, 2015 and December 31, 2014	24	24
Additional paid-in capital	23,727	23,419
Retained earnings	27,936	27,027
Accumulated other comprehensive income	263	417
Unearned compensation – ESOP	(1,476)	(1,541)
Total stockholders' equity	50,474	49,346

Total liabilities and stockholders' equity	$561,928	$535,115

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans and loans held for sale	$4,972	$4,617	$9,818	$8,972
Debt securities:
Taxable	242	183	481	331
Tax-exempt	47	46	93	90
Short-term investments and certificates of deposit	7	8	16	16
FHLB stock	16	11	32	23
Total interest and dividend income	5,284	4,865	10,440	9,432
Interest expense:
Deposits	629	695	1,285	1,363
Short-term borrowings	18	1	21	6
Long-term debt	186	150	360	278
Total interest expense	833	846	1,666	1,647

Net interest income	4,451	4,019	8,774	7,785
Provision for loan losses	100	220	150	400
Net interest income, after provision for loan losses	4,351	3,799	8,624	7,385

Noninterest income:
Customer service fees	32	37	63	71
Mortgage banking activities	47	17	99	39
Gain on sale of securities, net	—	—	—	16
Income on bank-owned life insurance	58	59	115	117
Wealth management fees	114	124	209	236
Miscellaneous	10	(4)	20	7
Total noninterest income	261	233	506	486
Noninterest expense:
Salaries and employee benefits	2,158	1,991	4,489	3,864
Occupancy and equipment	611	483	1,203	983
Data processing	176	145	318	301
FDIC insurance	93	68	186	135
Professional fees	202	251	374	428
Other general and administrative	419	387	863	798
Total noninterest expense	3,659	3,325	7,433	6,509

Income before income taxes	953	707	1,697	1,362
Provision for income taxes	368	276	653	537

Net income	585	431	1,044	825

Other comprehensive (loss) income:
Net unrealized holding (losses) gains on available-for-sale securities	(476)	219	(248)	332
Reclassification adjustment for net gains on sales of securities recognized in noninterest income	—	—	—	(16)
Income tax benefit (expense)	184	(87)	94	(124)

Total other comprehensive (loss) income	(292)	132	(154)	192

Comprehensive income	$293	$563	$890	$1,017
Earnings per common share:
Basic	$0.25	$0.19	$0.45	$0.36
Diluted	$0.25	$0.19	$0.45	$0.36
Weighted average shares outstanding:
Basic	2,309,894	2,290,488	2,308,289	2,290,167
Diluted	2,325,245	2,294,515	2,321,920	2,292,764

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2015 and 2014

					Accumulated
			Additional		Other	Unearned	Total
	Common Stock		Paid-in	Retained	Comprehensive	Compensation-	Stockholders’
	Shares	Amount	Capital	Earnings	Income	ESOP	Equity
	(Dollars in thousands)

Balance at December 31, 2013	2,454,465	$24	$22,845	$25,423	$166	$(1,669)	$46,789

Comprehensive income	—	—	—	825	192	—	1,017
Dividends paid to common stockholders ($0.025 per share)	—	—	—	(61)	—	—	(61)
Share-based compensation- equity incentive plan	—	—	239	—	—	—	239
Issuance of stock under stock option plan	400	—	6	—	—	—	6
Restricted stock forfeitures	(2,400)	—	—	—	—	—	—
ESOP shares committed to be allocated (6,419)	—	—	56	—	—	64	120

Balance at June 30, 2014	2,452,465	$24	$23,146	$26,187	$358	$(1,605)	$48,110

Balance at December 31, 2014	2,459,138	$24	$23,419	$27,027	$417	$(1,541)	$49,346

Comprehensive income	—	—	—	1,044	(154)	—	890
Dividends paid to common stockholders ($0.055 per share)	—	—	—	((135)	—	—	(135)
Share-based compensation- equity incentive plan	—	—	250	—	—	—	250
Tax effect of dividends on unvested restricted stock	—	—	1	—	—	—	1
ESOP shares committed to be allocated (6,419)	—	—	57	—	—	65	122

Balance at June 30, 2015	2,459,138	$24	$23,727	$27,936	$263	$(1,476)	$50,474

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$1,044	$825
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan losses	150	400
Depreciation and amortization	323	286
Net amortization of securities	112	78
Gain on sale of securities, net	—	(16)
Principal amount of loans sold	13,286	8,799
Loans originated for sale	(15,136)	(9,611)
Accretion of net deferred loan fees	(165)	(194)
Income on bank-owned life insurance	(115)	(117)
Deferred income tax benefit	(106)	(170)
ESOP expense	122	120
Share-based compensation	250	239
Net change in other assets and liabilities	(489)	(58)
Net cash (used) provided by operating activities	(724)	581

Cash flows from investing activities:

Activity in securities available for sale:
Maturities, prepayments and calls	11,517	4,968
Purchases	(8,792)	(8,797)
Sales	—	903
Purchase of Federal Home Loan Bank stock	(1,080)	(124)
Loan originations, net of principal payments	(29,459)	(33,174)
Additions to premises and equipment	(172)	(258)
Net cash used by investing activities	(27,986)	(36,482)

Cash flows from financing activities:
Net increase in deposits	6,184	29,468
Proceeds from long-term debt	9,500	14,000
Repayments of long-term debt	(6,000)	(4,000)
Increase (decrease) in short-term borrowings	16,000	(5,000)
Proceeds from issuance of stock under stock option plan	—	6
Excess tax benefits from share-based compensation	1	—
Cash dividends paid on common stock	(135)	(61)
Net cash provided by financing activities	25,550	34,413

Net change in cash and cash equivalents	(3,160)	(1,488)

Cash and cash equivalents at beginning period	19,271	19,067
Cash and cash equivalents at end of period	$16,111	$17,579

Supplementary information:
Interest paid	$1,665	$1,643
Income taxes paid	525	703

See accompanying notes to consolidated financial statements.

WELLESLEY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited interim consolidated financial statements include the accounts of Wellesley Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Wellesley Bank (the “Bank”), the principal operating entity, and its wholly-owned subsidiaries; Wellesley Securities Corporation, which engages in the business of buying, selling and dealing in securities exclusively on its own behalf; Wellesley Investment Partners, LLC, formed to provide investment management services for individuals, not-for-profit entities and businesses; and Central Linden, LLC, formed to hold, manage and sell foreclosed real estate. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2014 Annual Report on Form 10-K. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any other period.

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

General component

The general component is based on the following loan segments: residential real estate, commercial real estate, construction, commercial, home equity lines of credit and other consumer. Management considers a rolling average of historical losses for each segment based on a time frame appropriate to capture relevant loss data for each loan segment, generally three and 10 years. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume, concentrations and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no significant changes to the Company’s policies or methodology pertaining to the general component of the allowance during 2015 or 2014.

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

Construction – Loans in this segment primarily include speculative construction loans primarily on residential properties for which payment is derived from the sale of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.    Residential construction loans in this segment also include loans to build one-to four- family owner-occupied properties which are subject to the same credit quality factors as residential real estate.

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

The components of accumulated other comprehensive income and related tax effects are as follows:

	June 30,	December 31,
	2015	2014
	(In thousands)

Unrealized holding gains on securities available for sale	$424	$672
Tax effect	(161)	(255)
Net-of tax amount	$263	$417

NOTE 4 – RECENT ACCOUNTING AND REGULATORY PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40). This update clarifies when an in-substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company adopted this standard for the quarter ended March 31, 2015 with no material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public companies, this ASU is effective for annual reporting periods, including interim periods, beginning after December 15, 2016. On July 9, 2015, the FASB voted to defer the effective date of this guidance by one year. Early application is permitted but not earlier than the original effective date. Management is currently evaluating the impact to the consolidated financial statements of adopting this update.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$6,198	$151	$(21)	$6,328
Government-sponsored enterprises	9,978	216	(34)	10,160
SBA and other asset-backed securities	12,320	130	(40)	12,410
State and municipal bonds	5,963	98	(35)	6,026
Government-sponsored enterprise obligations	3,972	2	(35)	3,939
Corporate bonds	10,741	35	(43)	10,733

	$49,172	$632	$(208)	$49,596

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$5,812	$167	$(4)	$5,975
Government-sponsored enterprises	10,806	233	(38)	11,001
SBA and other asset-backed securities	12,761	171	(35)	12,897
State and municipal bonds	5,706	171	(6)	5,871
Government-sponsored enterprise obligations	6,500	6	(10)	6,496
Corporate bonds	10,424	42	(25)	10,441

	$52,009	$790	$(118)	$52,681

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2015 are as follows. Expected maturities may differ from contractual maturities because the issuer, in certain instances, has the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$4,523	$4,537
After 1 year to 5 years	6,773	6,762
After 5 years to 10 years	6,357	6,355
After 10 years	3,023	3,044
	20,676	20,698
Mortgage- and asset-backed securities	28,496	28,898

	$49,172	$49,596

There were no sales of available-for-sale securities during the three and six months ended June 30, 2015. There were no sales of available-for-sale securities during the three months ended June 30, 2014. For the six months ended June 30, 2014, proceeds from sales of available-for-sale securities amounted to $903 thousand with gross realized gains of $20 thousand and $4 thousand of gross realized losses.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2015
Residential mortgage-backed securities:
Government National Mortgage Association	$(21)	$1,814	$—	$—
Government-sponsored enterprises	(4)	1,478	(30)	742
SBA and other asset-backed securities	(9)	2,195	(31)	992
State and municipal bonds	(32)	1,238	(3)	296
Government-sponsored enterprise obligations	(35)	2,215	—	—
Corporate bonds	(35)	5,065	(8)	988

	$(136)	$14,005	$(72)	$3,018

December 31, 2014
Residential mortgage-backed securities:
Government National Mortgage Association	$(4)	$867	$—	$—
Government-sponsored enterprises	(4)	508	(34)	805
SBA and other asset-backed securities	(4)	1,009	(31)	1,297
State and municipal bonds	(1)	101	(5)	546
Government-sponsored enterprise obligations	(10)	3,490	—	—
Corporate bonds	(25)	6,719	—	—

	$(48)	$12,694	$(70)	$2,648

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluations. At June 30, 2015, various debt securities have unrealized losses with aggregate depreciation of 1.2% from their aggregate amortized cost basis. These unrealized losses relate principally to the effect of interest rate changes on the fair value of debt securities and not an increase in credit risk of the issuers. As the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2015.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the balances of loans is as follows:

	June 30,	December 31,
	2015	2014
	(In thousands)
Real estate loans:
Residential – fixed	$15,948	$20,651
Residential – variable	230,975	212,621
Commercial	105,524	94,699
Construction	71,478	72,668
	423,925	400,639

Commercial loans:
Secured	21,424	18,991
Unsecured	48	62
	21,472	19,053

Consumer loans:
Home equity lines of credit	32,017	28,153
Other	282	292
	32,299	28,445

Total loans	477,696	448,137

Less:
Allowance for loan losses	(4,816)	(4,738)
Net deferred origination costs (fees)	39	(53)

Loans, net	$472,919	$443,346

The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2015 and 2014:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Three Months Ended June 30, 2015

Allowance at March 31, 2015	$1,525	$1,016	$1,344	$417	$206	$4	$204	$4,716

Provision (credit) for loan losses	32	58	(49)	44	17	—	(2)	100

Allowance at June 30, 2015	$1,557	$1,074	$1,295	$461	$223	$4	$202	$4,816

Three Months Ended June 30, 2014

Allowance at March 31, 2014	$1,425	$1,021	$1,307	$390	$208	$6	$36	$4,393

Provision (credit) for loan losses	70	(20)	136	(39)	98	(2)	(23)	220

Allowance at June 30, 2014	$1,495	$1,001	$1,443	$351	$306	$4	$13	$4,613

Six Months Ended June 30, 2015

Allowance at December 31, 2014	$1,710	$1,056	$1,273	$428	$224	$4	$43	$4,738

Provision (credit) for loan losses	(136)	73	22	33	(1)	—	159	150
Loans charged off	(17)	(55)	—	—	—	—	—	(72)

Allowance at June 30, 2015	$1,557	$1,074	$1,295	$461	$223	$4	$202	$4,816

Six Months Ended June 30, 2014

Allowance at December 31, 2013	$1,351	$887	$1,305	$426	$213	$7	$24	$4,213

Provision (credit) for loan losses	144	114	138	(75)	93	(3)	(11)	400

Allowance at June 30, 2014	$1,495	$1,001	$1,443	$351	$306	$4	$13	$4,613

Additional information pertaining to the allowance for loan losses at June 30, 2015 and December 31, 2014 is as follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
June 30, 2015

Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	1,557	1,074	1,295	461	223	4	202	4,816

Total allowance	$1,557	$1,074	$1,295	$461	$223	$4	$202	$4,816

Impaired loan balances	$1,089	$3,204	$—	$17	$146	$—	$—	$4,456
Non-impaired loan balances	245,834	102,320	71,478	21,455	31,871	282	—	473,240

Total loans	$246,923	$105,524	$71,478	$21,472	$32,017	$282	$—	$477,696

December 31, 2014

Allowance related to impaired loans	$—	$51	$—	$—	$—	$—	$—	$51
Allowance related to non-impaired loans	1,710	1,005	1,273	428	224	4	43	4,687

Total allowance	$1,710	$1,056	$1,273	$428	$224	$4	$43	$4,738

Impaired loan balances	$1,521	$3,356	$—	$22	$146	$—	$—	$5,045
Non-impaired loan balances	231,751	91,343	72,668	19,031	28,007	292	—	443,092

Total loans	$233,272	$94,699	$72,668	$19,053	$28,153	$292	$—	$448,137

The following is a summary of past due and non-accrual loans at June 30, 2015 and December 31, 2014:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Non- accrual Loans
	(In thousands)
June 30, 2015

Residential real estate	$102	$—	$218	$320	$—	$901
Commercial real estate	—	—	675	675	—	3,204
Commercial	—	—	—	—	—	17
Home equity lines of credit	—	—	—	—	—	146
Total	$102	$—	$893	$995	$—	$4,268

December 31, 2014

Residential real estate	$—	$—	$—	$—	$—	$1,313
Commercial real estate	832	—	759	1,591	—	3,356
Commercial	—	—	—	—	—	22
Home equity lines of credit	—	—	—	—	—	146

Total	$832	$—	$759	$1,591	$—	$4,837

The following is a summary of impaired loans at June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$1,089	$1,089	$—	$1,521	$1,521	$—
Commercial real estate	3,204	3,204	—	2,597	2,597	—
Commercial	17	17	—	22	22	—
Home equity lines of credit	146	146	—	146	146	—
Total	4,456	4,456	—	4,286	4,286	—

Impaired loans with a valuation allowance:
Commercial real estate	—	—	—	759	759	51

Total impaired loans	$4,456	$4,456	$—	$5,045	$5,045	$51

Additional information pertaining to impaired loans follows:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)

Residential real estate	$1,289	$18	$16	$1,382	$38	$36
Commercial real estate	3,227	45	36	3,254	90	75
Commercial	18	—	—	19	1	—
Home equity lines of credit	146	1	1	146	2	2

Total	$4,680	$64	$53	$4,801	$131	$113

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)

Residential real estate	$419	$4	$10	$421	$8	$13
Commercial real estate	3,924	38	26	4,498	77	54
Commercial	28	—	—	29	1	1
Home equity lines of credit	427	4	—	427	8	—

Total	$4,798	$46	$36	$5,375	$94	$68

No additional funds are committed to be advanced in connection with impaired loans.

TDRs totaled $407 thousand at June 30, 2015 and $220 thousand at December 31, 2014. TDRs on non-accrual status totaled $218 thousand at June 30, 2014 and $220 thousand at December 31, 2014.

The Company recorded TDRS totaling $187 thousand during the three and six months ended June 30, 2015.

There were no new TDRs recorded during the three and six months ended June 30, 2014.

There were no TDRs defaulted during the three and six months ended June 30, 2015 and 2014, and for which default was within one year of the restructure date.

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

The following table presents the Company’s loans by risk rating:

	June 30, 2015				December 31, 2014
	Commercial Real Estate	Construction	Commercial	Total	Commercial Real Estate	Construction	Commercial	Total
	(In thousands)

Loans rated 1 -4	$96,610	$71,478	$20,250	$188,338	$85,496	$72,668	$17,802	$175,966
Loans rated 5	5,899	—	1,016	6,915	6,054	—	1,022	7,076
Loans rated 6	2,340	—	206	2,546	2,390	—	229	2,619
Loans rated 7	675	—	—	675	759	—	—	759

Total	$105,524	$71,478	$21,472	$198,474	$94,699	$72,668	$19,053	$186,420

NOTE 7 – FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Federal Home Loan Bank (“FHLB”) stock: The carrying value of FHLB stock is deemed to approximate fair value, based on the redemption provisions of the FHLB of Boston.

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

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014 are summarized below. There were no liabilities measured at fair value on a recurring basis at June 30, 2015.

	June 30, 2015
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities available for sale	$—	$49,596	$—	$49,596
Forward loan sale commitments	—	25	—	25

Total assets	$—	$49,621	$—	$49,621

	December 31, 2014
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities available for sale	$—	$52,681	$—	$52,681
Forward loan sale commitments	—	8	—	8

Total assets	$—	$52,689	$—	$52,689

Liabilities
Derivative loan commitments	$—	$5	$—	$5

Assets measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other financial assets and liabilities at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market (“LOCOM”) accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of June 30, 2015 and December 31, 2014.

	June 30, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Loans held for sale	$—	$—	$2,288	$—	$—	$537
Impaired loans	—	—	—	—	—	708
	$—	$—	$2,288	$—	$—	$1,245

The following table presents the total (losses) gains on loans held for sale and impaired loans for the three and six month periods ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Loans held for sale	$(18)	$(4)	$(23)	$1
Impaired loans	—	(104)	51	(181)
	$(18)	$(108)	$28	$(180)

Loans held for sale (“LHFS”) are evaluated for losses associated with the application of LOCOM accounting. At June 30, 2015, a rise in market interest rates above contractual loan rates from the time LHFS were recorded is reflected as a reduction in the carrying value of the asset and a loss is recognized in current period earnings. Losses applicable to certain impaired loans are estimated using the appraised value of the underlying collateral considering discounting factors and adjusted for selling costs. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the overall adequacy of the allowance for loan losses. Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses.

There are no liabilities measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014.

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

	Fair Value
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)

June 30, 2015

Financial assets:
Cash and cash equivalents	$16,111	$16,111	$—	$—	$16,111
Certificates of deposit	100	100	—	—	100
Securities available for sale	49,596	—	49,596	—	49,596
FHLB stock	4,740	—	—	4,740	4,740
Loans held for sale	2,288	—	2,288	—	2,288
Loans, net	477,735	—	—	471,010	471,010
Accrued interest receivable	1,334	—	—	1,334	1,334
Forward loan sale commitments	25	—	25	—	25

Financial liabilities:
Deposits	$428,429	$—	$—	$428,726	$428,726
Short-term borrowings	18,000	—	18,000	—	18,000
Long-term debt	63,000	—	62,996	—	62,996
Accrued interest payable	62	—	—	62	62

December 31, 2014

Financial assets:
Cash and cash equivalents	$19,271	$19,271	$—	$—	$19,271
Certificates of deposit	100	100	—	—	100
Securities available for sale	52,681	—	52,681	—	52,681
FHLB stock	3,660	—	—	3,660	3,660
Loans held for sale	537	—	537	—	537
Loans, net	443,346	—	—	441,720	441,720
Accrued interest receivable	1,216	—	—	1,216	1,216
Forward loan sale commitments	8	—	8	—	8

Financial liabilities:
Deposits	$422,245	$—	$—	$422,731	$422,731
Short-term borrowings	2,000	—	2,000	—	2,000
Long-term debt	59,500	—	59,504	—	59,504
Accrued interest payable	61	—	—	61	61
Derivative loan commitments	5	—	5	—	5

NOTE 8 – EMPLOYEE STOCK OWNERSHIP PLAN

The Bank maintains an Employee Stock Ownership Plan (the “ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

The Company granted a loan to the ESOP to purchase shares of the Company’s common stock on the closing date of the Company’s mutual to stock conversion in 2012. As of June 30, 2015, the ESOP held 18,324 shares or 7.66% of the common stock outstanding on that date. The loan obtained by the ESOP from the Company to purchase common stock is payable annually over 15 years at the rate of 3.25% per annum. The loan can be prepaid without penalty. Loan payments are expected to be funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares will be distributed to participants and cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Shares held by the ESOP at June 30, 2015 include the following:

Allocated	33,265
Committed to be allocated	6,419
Unallocated	148,640

188,324

The fair value of unallocated shares was $3.0 million at June 30, 2015.

Total compensation expense recognized in connection with the ESOP for the three and six month periods ended June 30, 2015 was $61 thousand and $122 thousand, respectively.

NOTE 9 – EQUITY INCENTIVE PLAN

Under the Company’s 2012 Equity Incentive Plan (the “Equity Incentive Plan”), the Company may grant stock options to its employees and directors in the form of incentive stock options and non-qualified stock options for up to 240,751 shares of its common stock. The exercise price of each stock option shall not be less than the fair market value of the Company’s common stock on the date of grant, and the maximum term of each option is ten years from the date of each award. The vesting period is five years from the date of grant, with vesting at 20% per year.

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

Stock Options

A summary of option activity under the Equity Incentive Plan for the six months ended June 30, 2015 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)

Outstanding at beginning of period	214	$15.84	8.02	$892
Granted	—	—	—
Exercised	—	—	—
Forfeited	(1)	17.45	—

Outstanding at end of period	213	$15.84	7.52	$890

Options exercisable at end of period	76	$15.38	7.52	$353

For the three months ended June 30, 2015 and 2014, compensation expense applicable to the stock options was $51 thousand in both periods, and the recognized tax benefit related to this expense was $9 thousand, in both periods.

For the six months ended June 30, 2015 and 2014, compensation expense applicable to the stock options was $98 thousand and $102 thousand, respectively, and the recognized tax benefit related to this expense was $19 thousand in both years.

Unrecognized compensation expense for non-vested stock options totaled $670 thousand as of June 30, 2015, which will be recognized over the remaining weighted average vesting period of 2.52 years.

Stock Awards

There was no activity in non-vested restricted stock awards under the Equity Incentive Plan for the six months ended June 30, 2015.

Non-vested restricted stock award shares at the end of the period totaled 59 thousand with a weighted average grant-date fair value of $16.08.

For the three months ended June 30, 2015 and 2014, compensation expense applicable to the stock awards was $71 thousand and $68 thousand, respectively, and the recognized tax benefit related to this expense was $28 thousand and $27 thousand, respectively.

For the six months ended June 30, 2015 and 2014, compensation expense applicable to the stock awards was $152 thousand and $137 thousand, respectively, and the recognized tax benefit related to this expense was $61 thousand and $55 thousand, respectively.

Unrecognized compensation expense for non-vested restricted stock totaled $731 thousand as of June 30, 2015, which will be recognized over the remaining weighted average vesting period of 2.65 years.

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

Earnings per common share have been computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net income applicable to common stock	$585	$431	$1,044	$825

Average number of common shares issued	2,459	2,453	2,459	2,453

Less: Average unallocated ESOP shares	(149)	(162)	(151)	(163)

Average number of common shares outstanding used to calculate basic earnings per common share	2,310	2,291	2,308	2,290
Effect of dilutive stock options	15	4	14	3

Average number of common shares outstanding used to calculate diluted earnings per share	2,325	2,295	2,322	2,293

Earnings per common share:
Basic	$0.25	$0.19	$0.45	$0.36
Diluted	$0.25	$0.19	$0.45	$0.36

At June 30, 2015, 31,400 options were anti-dilutive and, therefore, excluded from the above calculation of earnings per share for the both the three and six month periods, then ended. At June 30, 2014, 10,500 options were anti-dilutive and, therefore excluded from the above calculation of earnings per share for both the three and six-month period, then ended. Anti-dilutive shares are common stock equivalents with exercise prices in excess of the average market value of the Company’s stock for the periods presented.

NOTE 11 – STOCK REPURCHASE PLAN

On October 1, 2012, the Board of Directors approved the repurchase of up to 96,286 shares, or approximately 4.0% of the Company’s outstanding common stock. At June 30, 2015, the Company had repurchased and retired 40,535 shares.

NOTE 12 – DIVIDENDS DECLARED

On May 20, 2015, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.03 per share on the Company’s common stock. The dividend was payable to stockholders of record on June 17, 2015.

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

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

General. Total assets increased $26.8 million, or 5.0%, from $535.1 million at December 31, 2014 to $561.9 million at June 30, 2015. Total asset growth was due to an increase in net loans of $29.6 million, or 6.7%, partially offset by a reduction of $3.2 million, or 16.4%, in cash and cash equivalents and a decrease of $3.1 million, or 5.9%, in securities available for sale.

Loans. The $29.6 million increase in loans was due primarily to an increase of $13.7 million, or 5.9%, in residential real estate loans. We have continued to grow our residential lending activity through our internal loan origination efforts throughout our expanded CRA assessment area revised in conjunction with the opening of offices in Wellesley Lower Falls and Boston. Adjustable-rate residential mortgage loans increased $18.4 million, or 8.6%, to $231.0 million while fixed-rate residential mortgage loans decreased $4.7 million, or 22.8%. We generally sell into the secondary mortgage market conforming longer term fixed-rate residential loans that we originate while retaining adjustable-rate residential mortgages within our portfolio. Commercial real estate loans increased $10.8 million, or 11.4%, as we have had recent success in expanding our business development efforts which has resulted in an increase in the number and amount of commercial real estate loans originated as compared to the prior year. Construction loans decreased $1.2 million, or 1.6%, primarily due to payoffs received upon the completion of several construction projects.

At June 30, 2015, total past due loans decreased $596 thousand as compared to December 31, 2014, as fewer customers are experiencing payment difficulties. Substantially all delinquent loans are secured by real estate collateral with values exceeding outstanding loan principal. Any losses expected on delinquent loans have been charged-off as of June 30, 2015.

Securities. Total securities decreased from $52.7 million at December 31, 2014 to $49.6 million at June 30, 2015, as a portion of the funds received from called or maturing securities were reinvested in loans originated during the period.

Deposits. Total deposits increased $6.2 million, or 1.5%, from $422.2 million at December 31, 2014 to $428.4 million at June 30, 2015. Demand deposits and NOW accounts increased $15.5 million, or 40.8%, to $98.9 million as growth was realized in both retail and commercial accounts. Certificates of deposit increased $2.0 million as our rate structure was raised on certificate offerings with terms greater than one year as we lengthen our maturities in a low rate environment. Savings accounts decreased $12.2 million primarily as a result of withdrawals for tax payments and other obligations by certain large depositors.

Borrowings. We use borrowings from a variety of sources to supplement our supply of funds for loans and securities. Short-term borrowings consist entirely of advances from the FHLB with initial maturities less than one year. Balances of short-term borrowings increased $16.0 million, or 800.0%, since December 31, 2014 as seasonal liquidity needs grew in the second quarter due to increased lending activity, increased deposit outflows related to maturing institutional funds, and seasonal retail deposit outflows. Long-term debt, consisting entirely of FHLB advances, increased $3.5 million, or 5.9%, for the six months ended June 30, 2015. Long-term FHLB advances increased as we funded a portion of loan growth during the period with extended maturity advances at low rates which help to align funding costs and terms with the terms of the loans.

Stockholders’ Equity. Stockholders’ equity increased $1.1 million, or 2.3%, from $49.3 million at December 31, 2014 to $50.5 million at June 30, 2015, primarily as a result of net income for the six month period of $1.0 million, share-based compensation related to the equity plans of $250 thousand, and partially offset by the after-tax effect of decreases in the fair value of available for sale securities of $154 thousand.

Results of Operations for the Three Months Ended June 30, 2015 and 2014

Overview. Net income for the three months ended June 30, 2015 was $585 thousand, compared to net income of $431 thousand for the three months ended June 30, 2014. The $154 thousand increase was primarily due to an increase in net interest income and a decrease in the provision for loan losses, partially offset by an increase in non-interest expenses. Net interest income increased $432 thousand to $4.5 million in the 2015 quarter while noninterest expense increased $334 thousand to $3.7 million in the same period.

Net Interest Income. Net interest income for the three months ended June 30, 2015 increased $432 thousand, or 10.7%, as compared to the three months ended June 30, 2014. The increase in net interest income was primarily due to increases in the average balances of loans, partially offset by a decline in loan yields. Interest expense in the period declined slightly despite an increase in the average balance of deposits as lower rates paid on deposits offset the effect of a growing deposit base.

Interest and dividend income increased $419 thousand, or 8.6%, from $4.9 million for the three month period ended June 30, 2014 compared to $5.3 million for the three months ended June 30, 2015. The average balance of interest-earning assets increased 12.8%, while the average rate earned on these assets decreased 15 basis points. The decline in loan yields was due to new, lower yielding adjustable-rate Residential real estate loans added to the portfolio and the downward re-pricing of loans in a continued low rate environment. The decline in earning asset yield was more than offset by the improvement in interest income attributable to asset growth. Interest and fees on loans increased $355 thousand or 7.8%, due to an 11.2% increase in the average balance of loans, partially offset by a 14 basis point decrease in the average rate received on loans. Interest income from taxable securities increased $59 thousand, or 32.2%, due to a 30.7% increase in the average balance of taxable securities as compared to the prior year period. The average rate earned on taxable securities of 2.02% increased three basis points compared to the same period in the prior year. Increases in yields on investment securities were due to the maturation of lower yielding securities which were not reinvested as excess liquid funds were used to support loan originations during the period.

The decrease in interest expense of $13 thousand was due to a $66 thousand decrease in interest expense on deposit accounts related primarily to decreases in higher yielding certificate of deposit balances, growth in non-interest deposit balances as a funding source, and a decrease in rates paid on savings deposits of 14 basis points. Interest paid on long-term FHLB advances increased $36 thousand to $186 thousand as average balances and average rates increased. The increase in short-term borrowings at relatively low interest rates also contributed to the overall decline in the cost of interest bearing liabilities. The average rates paid on interest-bearing liabilities of 0.77% decreased 11 basis points, as compared to the prior year, while the average balance of interest-bearing deposits increased 5.4% in the three month period ended June 30, 2015, compared to the same period in 2014.

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

	For the Three Months Ended June 30,
	2015			2014
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
Interest-earning assets:
Short-term investments	$12,135	$7	0.25%	$11,386	$8	0.27%
Debt securities:
Taxable	48,122	242	2.02	36,833	183	1.99
Tax-exempt	6,138	47	3.06	5,414	46	3.40
Total loans and loans held for sale	458,041	4,972	4.35	412,040	4,617	4.49
FHLB stock	4,378	16	1.46	3,194	11	1.47
Total interest-earning assets	528,814	5,284	4.01	468,867	4,865	4.16
Allowance for loan losses	(4,767)			(4,469)
Total interest-earning assets less allowance for loan losses	524,047			464,398
Noninterest-earning assets	18,759			17,852
Total assets	$542,805			$482,250
Interest-bearing liabilities:
Regular savings accounts	$110,603	169	0.61%	$82,783	155	0.75%
NOW checking accounts	29,897	24	0.32	23,975	22	0.36
Money market accounts	77,701	100	0.52	59,149	75	0.51
Certificates of deposit	136,324	336	0.99	170,588	443	1.04
Total interest-bearing deposits	354,525	629	0.71	336,495	695	0.83
Short-term borrowings	18,781	18	0.38	1,692	1	0.29
Long-term debt	59,275	186	1.24	48,423	150	1.22
Total interest-bearing liabilities	432,581	833	0.77	386,610	846	0.88
Noninterest-bearing demand deposits	58,450			46,619
Other noninterest-bearing liabilities	1,535			969
Total liabilities	492,566			434,198
Stockholders’ equity	50,239			48,052
Total liabilities and stockholders’ equity	$542,805			$482,250
Net interest income		$4,451			$4,019
Net interest rate spread (2)			3.24%			3.28%
Net interest-earning assets (3)	$96,232			$82,257
Net interest margin (4)			3.38%			3.44%
Average total interest-earning assets to average total interest-bearing liabilities	122.25%			121.28%

(1)	Ratios for the three month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
	Increase (Decrease) Due to		Total Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Short-term investments	$1	$(1)	$—
Debt securities:
Taxable	57	2	59
Tax-exempt	4	(3)	1
Total loans and loans held for sale	493	(138)	355
FHLB stock	4	—	4
Total interest-earning assets	559	(140)	419

Interest-bearing liabilities:
Regular savings	31	(17)	14
NOW checking	4	(2)	2
Money market	24	1	25
Certificates of deposit	(85)	(22)	(107)
Total interest-bearing deposits	(26)	(40)	(66)
Short-term borrowings	16	1	17
Long-term debt	34	2	36
Total interest-bearing liabilities	24	(37)	(13)

Increase (decrease) in net interest income	$535	$(103)	$432

Provision for Loan Losses. The provision for loan losses was $100 thousand for the three month period ended June 30, 2015, compared to $220 thousand for the three month period ended June 30, 2014. In the 2015 period, the provision reflects a reduction in certain loss factors due to an improved loss history over the past three years, as well as management’s assessment of sustained economic strength in the regional economy.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	June 30,
(Dollars in thousands)	2015	2014
Allowance at beginning of period	$4,716	$4,393
Provision for loan losses	100	220
Charge-offs	—	—
Recoveries	—	—
Net charge-offs	—	—

Allowance at end of period	$4,816	$4,613
Allowance for loan losses to nonperforming loans at end of period	100.02%	136.07%
Allowance for loan losses to total loans at end of period	1.05%	1.09%
Net charge-offs to average loans outstanding during the period	—%	—%

Noninterest Income. Noninterest income totaled $261 thousand, an increase of $28 thousand or 12.0%. Income from mortgage banking activities in 2015 increased $30 thousand as sales of longer-term mortgage loans increased as compared to the prior year.

Noninterest Expense. Noninterest expense increased $334 thousand to $3.7 million during the three months ended June 30, 2015, from $3.3 million for the three months ended June 30, 2014. Factors that contributed to the increase in noninterest expense during the 2015 period were increased salaries and employee benefits of $167 thousand, or 8.4%, primarily attributable to additional personnel supporting our wealth advisory practice, and our residential and commercial lending operations. Occupancy and equipment expense increased $128 thousand resulting from normal rent increases and additional rent and other expense associated with expanded office space as we relocated our wealth advisory unit during the fourth quarter of 2014. Professional fees decreased $49 thousand, as one-time charges incurred during 2014 of $95 thousand for certain staffing and contract negotiation matters were not repeated in 2015.

Income Taxes. An income tax provision of $368 thousand was recorded during the quarter ended June 30, 2015, compared to a provision of $276 thousand in the comparable 2014 quarter. The effective tax rate for the 2015 three month period was 38.6%, compared with 39.1% for the 2014 three month period.

Results of Operations for the Six Months Ended June 30, 2015 and 2014

Overview. Net income for the six months ended June 30, 2015 was $1.0 million, compared to net income of $825 thousand for the six months ended June 30, 2014. The $219 thousand increase was primarily due to increased net interest income of $989 thousand and a lower provision for loan losses of $250 thousand, partially offset by increased noninterest expense of $924 thousand.

Net Interest Income. Net interest income for the six months ended June 30, 2015 increased $989 thousand, or 12.7%, as compared to the six months ended June 30, 2014. The increase in net interest income was primarily due to an increase in interest income of $1.0 million, or 10.7%, while interest expense increased only $19 thousand, or 1.2%, during the period.

Interest and dividend income increased to $10.4 million for the six months ended June 30, 2015 from $9.4 million for the six month period ended June 30, 2014. The average balance of interest-earning assets increased 14.0%, while the average rate earned on these assets decreased 12 basis points. Interest and fees on loans increased $846 thousand, or 9.4%, due to a 12.2% increase in the average balance of loans partially offset by an 11 basis point decrease in the average rate received on loans. Interest income from taxable securities increased $150 thousand, or 45.3%, due to a 10 basis point increase in the average rate earned on taxable securities and a 38.3% increase in the average balance of taxable securities compared to the prior year period.

The increase in interest expense was primarily due to the increase in the average balances of long-term debt which increased interest costs by $82 thousand, or 29.5%, as compared to the prior year. The average balance of long-term FHLB advances increased $13.7 million from $45.9 million to $59.6 million as compared to the prior year. The average rates paid on all interest-bearing liabilities decreased by nine basis points from the comparative six month period. The decrease in the cost of deposits and borrowings was primarily due to the extended period of declining interest rates and a more cost-effective mix of funds. The average balance of interest-bearing deposits increased 9.0% in the six month period ended June 30, 2015 compared to the same period in 2014.

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

	For the Six Months Ended June 30,
	2015			2014
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
Interest-earning assets:
Short-term investments	$14,692	$16	0.22%	$14,445	$16	0.23%
Debt securities:
Taxable	47,577	481	2.04	34,394	331	1.94
Tax-exempt	6,045	93	3.08	5,154	90	3.51
Total loans and loans held for sale	453,956	9,818	4.36	404,436	8,972	4.47
FHLB stock	4,021	32	1.60	3,185	23	1.48
Total interest-earning assets	526,290	10,440	4.00	461,614	9,432	4.12
Allowance for loan losses	(4,768)			(4,371)
Total interest-earning assets less allowance for loan losses	521,523			457,243
Noninterest-earning assets	18,457			17,650
Total assets	$539,980			$474,893
Interest-bearing liabilities:
Regular savings accounts	$116,413	369	0.64%	$80,399	295	0.74%
NOW checking accounts	29,315	46	0.32	24,267	43	0.36
Money market accounts	77,678	200	0.52	57,977	146	0.51
Certificates of deposit	137,016	670	0.99	168,070	879	1.05
Total interest-bearing deposits	360,422	1,285	0.72	330,713	1,363	0.83
Short-term borrowings	10,319	21	0.41	3,757	6	0.30
Long-term debt	59,597	360	1.20	45,887	278	1.21
Total interest-bearing liabilities	430,338	1,666	0.78	380,357	1,647	0.87
Noninterest-bearing demand deposits	58,291			45,746
Other noninterest-bearing liabilities	1,559			1,154
Total liabilities	490,187			427,257
Stockholders’ equity	49,792			47,636
Total liabilities and stockholders’ equity	$539,980			$474,893
Net interest income		$8,774			$7,785
Net interest rate spread (2)			3.22%			3.25%
Net interest-earning assets (3)	$95,953			$81,257
Net interest margin (4)			3.36%			3.40%
Average total interest-earning assets to average total interest-bearing liabilities	122.30%			121.36%

(1)	Ratios for the six month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
	Increase (Decrease) Due to		Total Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Short-term investments	$—	$—	$—
Debt securities:
Taxable	133	17	150
Tax-exempt	9	(6)	3
Total loans and loans held for sale	1,065	(219)	846
FHLB stock	7	2	9
Total interest-earning assets	1,214	(206)	1,008

Interest-bearing liabilities:
Regular savings	106	(32)	74
NOW checking	7	(4)	3
Money market	51	3	54
Certificates of deposit	(155)	(54)	(209)
Total interest-bearing deposits	9	(87)	(78)
Short-term borrowings	13	2	15
Long-term debt	83	(1)	82
Total interest-bearing liabilities	105	(86)	19

Increase (decrease) in net interest income	$1,109	$(120)	$989

Provision for Loan Losses. The provision for loan losses was $150 thousand for the six months ended June 30, 2015, compared to $400 thousand for the six months ended June 30, 2014. In the 2015 period, the provision reflects a reduction in certain loss factors due to an improved loss history over the past three years, as well as management’s assessment of sustained economic strength in the regional economy and a reduction in outstanding balances of permanent construction loans.

Analysis of Loan Loss Experience The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Six Months Ended
	June 30,
(Dollars in thousands)	2015	2014
Allowance at beginning of period	$4,738	$4,213
Provision for loan losses	150	400
Charge-offs:
Commercial loans	(72)	—
Total charge-offs	(72)	—
Recoveries	—	—
Net charge- offs	(72)	—

Allowance at end of period	$4,816	$4,613
Allowance for loan losses to nonperforming loans at end of period	100.02%	136.07%
Allowance for loan losses to total loans at end of period	1.05%	1.09%
Net charge-offs to average loans outstanding during the period	0.02%	—%

Noninterest Income. Noninterest income totaled $506 thousand, an increase of $20 thousand, or 4.10%, as income from mortgage banking activities in 2015 increased $60 thousand compared to 2014 due to increased mortgage sales volumes. Offsetting factors include a drop in wealth management fees of $27 thousand, attributed primarily to a change in our fee structure, and a decline in gains on sales of securities of $16 thousand, as compared to 2014.

Noninterest Expense. Noninterest expense increased $924 thousand to $7.4 million during the six months ended June 30, 2015 from $6.5 million for the six months ended June 30, 2014. Factors that contributed to the increase in noninterest expense during the 2015 period were increased salaries and employee benefits of $625 thousand, or 16.2%, primarily attributable to additional personnel supporting our wealth management operations and our residential and commercial lending operations. Occupancy and equipment expense increased $220 thousand resulting from normal rent increases and additional rent and other expense associated with expanded office space as we relocated our wealth advisory unit during the fourth quarter of 2014. Professional fees decreased $54 thousand as specific one-time charges of $162 thousand incurred in connection with certain staffing and contract negotiation matters during 2014 were not repeated during 2015.

Income Taxes. An income tax provision of $653 thousand was recorded during the six months ended June 30, 2015 compared to a provision of $537 thousand in the comparable 2014 period. The effective tax rate for the 2015 six month period was 38.5%, compared with 39.4% for the 2014 six month period.

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

Our most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and securities available for sale. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At June 30, 2015, cash and cash equivalents, which include short-term investments, totaled $16.1 million. Securities classified as available-for-sale, whose aggregate market value of $49.6 million exceeds cost, and $2.3 million of loans held for sale provide additional sources of liquidity.

At June 30, 2015, we had $63.0 million in long-term borrowings outstanding, represented entirely by FHLB advances. Long-term FHLB advances are generally used to fund loan growth. We also had $18.0 million of short-term borrowings represented by advances from the FHLB with original maturities less than one year. These borrowings are primarily used to fund temporary or seasonal liquidity needs due to increased lending activity, increased deposit outflows related to maturing institutional funds, and seasonal deposit outflows. In addition, at June 30, 2015, we had a total of $33.8 million in unused borrowing capacity from the FHLB. At June 30, 2015, we also had the ability to borrow $5.0 million from the Co-operative Central Bank on an unsecured basis, $5.0 million under an unsecured line of credit with a correspondent bank, and $9.5 million from the Federal Reserve Bank under a collateralized borrowing program, none of which was outstanding at that date.

At June 30, 2015, we had $82.2 million in loan commitments outstanding, which included $30.7 million in unadvanced funds on construction loans, $22.9 million in unadvanced home equity lines of credit, $11.9 million in unadvanced commercial lines of credit, and $15.9 million in new loan originations.

Certificates of deposit due within one year of June 30, 2015 amounted to $87.1 million, or 60.0% of total certificates and 32.4% of total deposits, a decrease of $19.2 million from December 31, 2014. Balances of certificates maturing in more than one year have increased $21.3 million from December 31, 2014. Balances of certificates that mature within one year reflect customer preferences for greater liquidity of personal funds, while longer-dated certificates reflect a willingness among customers to accept current interest rates for extended time periods. If maturing deposits are not renewed, we will be required to seek other sources of funds, including new certificates and other borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing funds. Management believes, however, based on past experience that a significant portion of our certificates will be renewed. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and will have to provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income will be dividends received from the Bank and earnings from investment of net proceeds from the offering retained by the Company. Massachusetts banking law and FDIC regulations limit distributions of capital. In addition, the Company is subject to the policy of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality and overall financial condition. At June 30, 2015, the Company had $1.5 million of liquid assets as represented by cash and cash equivalents on an unconsolidated basis.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks, including a risk-based capital measure. The Company is also subject to similar capital requirements set by the Federal Reserve Board. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. In July 2013, the Federal Reserve Board released its final rules, which will implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. These rules became effective January 1, 2015 for community banks and increased both the quality and quantity of capital held by banks. At June 30, 2015, the Bank was well-capitalized under the January 1, 2015 rules. The final rule implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Consistent with the international Basel framework, the final rule includes a new minimum capital requirement of common equity Tier I capital to risk-weighted assets of 4.5% and a common equity Tier I capital conservation buffer of 2.5% of risk-weighted assets. The capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. In addition, the final rule raises the minimum ratio of Tier I capital to risk-weighted assets requirement from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. Management believes the Bank’s capital levels will be characterized as “well-capitalized” upon full implementation of the new rules.

32

.

We strive to manage our capital for maximum shareholder benefit. The capital from our stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity has been reduced as net proceeds from the stock offering were used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations were enhanced by the capital from the offering, resulting over time in increased net interest-earning assets and net income. To help us better manage our capital and enhance shareholder value, we may use such tools as common share repurchases and cash dividends as regulations permit.

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

For the six months ended June 30, 2015, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Qualitative Aspects of Market Risk

One significant risk affecting the financial condition and operating results of the Company and the Bank is interest rate risk. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: originating adjustable-rate loans for retention in our loan portfolio; selling in the secondary market substantially all newly originated conforming longer-term fixed-rate residential mortgage loans; promoting core deposit products; adjusting the maturities of deposits and borrowings and adjusting the investment portfolio mix and duration. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income and equity simulations. The simulations use projected repricing of assets and liabilities at June 30, 2015 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on the simulations. Because of the large percentage of loans we hold, rising or falling interest rates could have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slowed and would increase if prepayments accelerated. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects the estimated effects of changes in interest rates on the present value of our equity at June 30, 2015 and on our projected net interest income from June 30, 2015 through June 30, 2016.

	As of June 30, 2015			Over the Next 12 Months Ending June 30, 2016
	Present Value of Equity			Projected Net Interest Income
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
			(Dollars in thousands)
300 bp	$61,162	$(12,943)	(17.47)%	$15,693	$(1,847)	(10.53)%
200	65,385	(8,720)	(11.77)	16,301	(1,239)	(7.06)
100	69,496	(4,609)	(6.22)	16,899	(641)	(3.65)
0	74,105	—	—	17,540	—	—
(100)	79,870	5,765	7.78	17,666	126	0.72

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

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 26, 2015. As of June 30, 2015, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 1, 2012, the Company’s Board of Directors approved the repurchase of up to 96,286 shares of the Company’s common stock. The repurchase plan will continue until it is completed or terminated by the Company’s Board of Directors. At June 30, 2015, the Company had repurchased and retired 40,535 shares. No shares of common stock were repurchased by the Company in the three months ended June 30, 2015.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of Wellesley Bancorp, Inc. (1)

3.2	Bylaws of Wellesley Bancorp, Inc. (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the exhibits to Wellesley Bancorp, Inc.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-176764), filed with the Securities and Exchange Commission on November 7, 2011.
(2)	Incorporated herein by reference to the exhibits to Wellesley Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-176764), filed with the Securities and Exchange Commission on September 9, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLESLEY BANCORP, INC.

Dated: August 7, 2015	By:	/s/ Thomas J. Fontaine
Thomas J. Fontaine
President and Chief Executive Officer
(principal executive officer)

Dated: August 7, 2015	By:	/s/ Gary P. Culyer
Gary P. Culyer
Chief Financial Officer and Treasurer
(principal accounting and financial officer)

