Form 10-Q
period 2015-09-30
Wellesley Bancorp, Inc.
filed 2015-11-10
CIK 1526952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015, there were 2,462,138 shares of the registrant’s common stock outstanding.

WELLESLEY BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Assets

Cash and due from banks	$2,478	$2,816
Short-term investments	13,403	16,455
Total cash and cash equivalents	15,881	19,271

Certificates of deposit	100	100
Securities available for sale, at fair value	50,173	52,681
Federal Home Loan Bank of Boston stock, at cost	5,205	3,660
Loans held for sale	—	537

Loans	507,135	448,084
Less allowance for loan losses	(4,966)	(4,738)
Loans, net	502,169	443,346

Bank-owned life insurance	7,014	6,841
Premises and equipment, net	3,430	3,753
Accrued interest receivable	1,392	1,216
Net deferred tax asset	2,232	2,008
Other assets	1,919	1,702

Total assets	$589,515	$535,115

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$70,055	$58,859
Interest-bearing	382,662	363,386
	452,717	422,245

Short-term borrowings	16,000	2,000
Long-term debt	66,945	59,500
Accrued expenses and other liabilities	2,463	2,024
Total liabilities	538,125	485,769

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 14,000,000 shares authorized and 2,459,138 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	24	24
Additional paid-in capital	23,881	23,419
Retained earnings	28,562	27,027
Accumulated other comprehensive income	367	417
Unearned compensation – ESOP	(1,444)	(1,541)
Total stockholders’ equity	51,390	49,346

Total liabilities and stockholders’ equity	$589,515	$535,115

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans and loans held for sale	$5,342	$4,724	$15,160	$13,696
Debt securities:
Taxable	204	201	685	532
Tax-exempt	50	49	143	139
Interest on short-term investments and certificates of deposit	8	8	24	24
Dividends on FHLB stock	36	12	68	35
Total interest and dividend income	5,640	4,994	16,080	14,426
Interest expense:
Deposits	722	703	2,007	2,066
Short-term borrowings	24	2	45	8
Long-term debt	223	173	583	451
Total interest expense	969	878	2,635	2,525

Net interest income	4,671	4,116	13,445	11,901
Provision for loan losses	150	180	300	580
Net interest income, after provision for loan losses	4,521	3,936	13,145	11,321

Noninterest income:
Customer service fees	29	31	92	102
Mortgage banking activities	34	32	133	71
Gain on sale of securities, net	28	—	28	16
Income on bank-owned life insurance	58	58	173	175
Wealth management fees	130	117	339	353
Miscellaneous	11	6	31	13
Total noninterest income	290	244	796	730
Noninterest expense:
Salaries and employee benefits	2,145	2,017	6,634	5,881
Occupancy and equipment	640	530	1,843	1,513
Data processing	162	155	480	456
FDIC insurance	93	73	279	208
Professional fees	182	138	556	566
Other general and administrative	454	412	1,317	1,210
Total noninterest expense	3,676	3,325	11,109	9,834

Income before income taxes	1,135	855	2,832	2,217
Provision for income taxes	435	339	1,088	876

Net income	700	516	1,744	1,341

Other comprehensive income (loss):
Net unrealized holding (losses) gains on available-for-sale securities	197	(83)	(51)	249
Reclassification adjustment for gains on sales of Securities, net recognized in noninterest income	(28)	—	(28)	(16)
Income tax benefit (expense)	(65)	33	29	(91)

Total other comprehensive (loss) income	104	(50)	(50)	142

Comprehensive income	$804	$466	$1,694	$1,483
Earnings per common share:
Basic	$0.30	$0.23	$0.76	$0.59
Diluted	$0.30	$0.22	$0.75	$0.58
Weighted average shares outstanding:
Basic	2,313,103	2,291,824	2,309,894	2,290,510
Diluted	2,334,529	2,301,067	2,326,123	2,295,322

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2015 and 2014

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Unearned Compensation-	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	ESOP	Equity
	(Dollars in thousands, except per share data)
Balance at December 31, 2013	2,454,465	$24	$22,845	$25,423	$166	$(1,669)	$46,789

Comprehensive income	—	—	—	1,341	142	—	1,483
Dividends paid to common stockholders ($0.05 per share)	—	—	—	(123)	—	—	(123)
Share-based compensation- equity incentive plan	—	—	351	—	—	—	351
Issuance of stock under stock option plan	400	—	6	—	—	—	6
Restricted stock forfeitures	(7,063)	—	—	—	—	—	—
ESOP shares committed to be allocated (9,629)	—	—	84	—	—	96	180

Balance at September 30, 2014	2,447,802	$24	$23,286	$26,641	$308	$(1,573)	$48,686

Balance at December 31, 2014	2,459,138	$24	$23,419	$27,027	$417	$(1,541)	$49,346

Comprehensive income	—	—	—	1,744	(50)	—	1,694
Dividends paid to common stockholders ($0.085 per share)	—	—	—	(209)	—	—	(209)
Share-based compensation- equity incentive plan	—	—	372	—	—	—	372
Tax effect of dividends on unvested restricted stock	—	—	2	—	—	—	2
ESOP shares committed to be allocated (9,629)	—	—	88	—	—	97	185

Balance at September 30, 2015	2,459,138	$24	$23,881	$28,562	$367	$(1,444)	$51,390

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$1,744	$1,341
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	580
Depreciation and amortization	488	443
Net amortization of securities	194	108
Gain on sale of securities, net	(28)	(16)
Principal amount of loans sold	18,874	13,323
Loans originated for sale	(18,471)	(13,513)
Accretion of net deferred loan fees	(278)	(335)
Income on bank-owned life insurance	(173)	(175)
Deferred income tax benefit	(195)	(346)
ESOP expense	185	180
Share-based compensation	372	351
Net change in other assets and liabilities	50	541
Net cash provided by operating activities	3,062	2,482

Cash flows from investing activities:

Activity in securities available for sale:
Maturities, prepayments and calls	16,229	8,118
Purchases	(15,827)	(14,441)
Proceeds from sales of securities, net	1,861	903
Purchase of Federal Home Loan Bank stock	(1,545)	(484)
Loan originations, net of principal payments	(58,711)	(48,634)
Additions to premises and equipment	(169)	(288)
Net cash used by investing activities	(58,162)	(54,826)

Cash flows from financing activities:
Net increase in deposits	30,472	31,888
Proceeds from long-term debt	15,500	26,000
Repayments of long-term debt	(8,055)	(6,000)
Increase(decrease) in short-term borrowings	14,000	(7,000)
Proceeds from issuance of stock under stock option plan	—	6
Tax effect of dividends on unvested restricted stock	2	—
Cash dividends paid on common stock	(209)	(123)
Net cash provided by financing activities	51,710	44,771

Net change in cash and cash equivalents	(3,390)	(7,573)

Cash and cash equivalents at beginning period	19,271	19,067
Cash and cash equivalents at end of period	$15,881	$11,494

Supplementary information:
Interest paid	$2,615	$2,516
Income taxes paid	943	853

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2014 Annual Report on Form 10-K. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any other period.

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

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are classified as impaired.

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

The qualitative factor adjustments are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not originate subprime loans. Most loans in this segment are collateralized by one-to four-family residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

Construction – Loans in this segment primarily include speculative construction loans primarily on residential properties for which payment is derived from sale of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions. Residential construction loans in this segment also include loans to build one-to-four family owner-occupied properties which are subject to the same credit quality factors as residential real estate.

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

Allocated component

The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or, if the loan is collateral dependent, by the fair value of the collateral, less estimated costs to sell. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan are lower than the carrying value of that loan. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify performing individual residential and consumer loans for impairment disclosures, unless such loans are subject to a TDR agreement.

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

The components of accumulated other comprehensive income and related tax effects are as follows:

	September 30,	December 31,
	2015	2014
	(In thousands)

Unrealized holding gains on securities available for sale	$593	$672
Tax effect	(226)	(255)
Net-of tax amount	$367	$417

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

NOTE 5 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$4,737	$100	$(9)	$4,828
Government-sponsored enterprises	10,353	260	(19)	10,594
SBA and other asset-backed securities	11,806	213	(65)	11,954
State and municipal bonds	6,970	146	(14)	7,102
Government-sponsored enterprise obligations	1,999	—	(21)	1,978
Corporate bonds	13,715	49	(47)	13,717

	$49,580	$768	$(175)	$50,173

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$5,812	$167	$(4)	$5,975
Government-sponsored enterprises	10,806	233	(38)	11,001
SBA and other asset-backed securities	12,761	171	(35)	12,897
State and municipal bonds	5,706	171	(6)	5,871
Government-sponsored enterprise obligations	6,500	6	(10)	6,496
Corporate bonds	10,424	42	(25)	10,441

	$52,009	$790	$(118)	$52,681

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2015 are as follows. Expected maturities may differ from contractual maturities because the issuer, in certain instances, has the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$3,615	$3,625
After 1 year to 5 years	8,932	8,953
After 5 years to 10 years	8,115	8,143
After 10 years	2,022	2,076
	22,684	22,797
Mortgage- and asset-backed securities	26,896	27,376

	$49,580	$50,173

For the three and nine months ended September 30, 2015, proceeds from sales of available-for-sale securities amounted to $1.9 million with gross realized gains of $37 thousand and gross realized losses of $9 thousand. There were no proceeds from sales of available-for-sale securities during the three months ended September 30, 2014. For the nine months ended September 30, 2014, proceeds from sales of available-for-sale securities amounted to $903 thousand with gross realized gains of $20 thousand and $4 thousand of gross realized losses.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2015
Residential mortgage-backed securities:
Government National Mortgage Association	$—	$—	$(9)	$862
Government-sponsored enterprises	—	—	(19)	726
SBA and other asset-backed securities	(54)	2,638	(11)	774
State and municipal bonds	(13)	1,851	(1)	100
Government-sponsored enterprise obligations	(21)	1,229	—	—
Corporate bonds	(38)	4,046	(9)	988

	$(126)	$9,763	$(49)	$3,450

December 31, 2014
Residential mortgage-backed securities:
Government National Mortgage Association	$(4)	$867	$—	$—
Government-sponsored enterprises	(4)	508	(34)	805
SBA and other asset-backed securities	(4)	1,009	(31)	1,297
State and municipal bonds	(1)	101	(5)	546
Government-sponsored enterprise obligations	(10)	3,490	—	—
Corporate bonds	(25)	6,719	—	—

	$(48)	$12,694	$(70)	$2,648

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluations. At September 30, 2015, various debt securities have unrealized losses with aggregate depreciation of 1.2% from their aggregate amortized cost basis. These unrealized losses relate principally to the effect of interest rate changes on the fair value of debt securities and not an increase in credit risk of the issuers. As the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2015.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the balances of loans is as follows:

	September 30,	December 31,
	2015	2014
	(In thousands)
Real estate loans:
Residential – fixed	$17,256	$20,651
Residential – variable	246,974	212,621
Commercial	106,034	94,699
Construction	83,148	72,668
	453,412	400,639

Commercial loans:
Secured	21,829	18,991
Unsecured	43	62
	21,872	19,053

Consumer loans:
Home equity lines of credit	31,475	28,153
Other	263	292
	31,738	28,445

Total loans	507,022	448,137

Less:
Allowance for loan losses	(4,966)	(4,738)
Net deferred origination costs (fees)	113	(53)

Loans, net	$502,169	$443,346

The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2015 and 2014:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Three Months Ended September 30, 2015

Allowance at June 30, 2015	$1,557	$1,074	$1,295	$461	$223	$4	$202	$4,816

Provision (credit) for loan losses	(29)	(37)	188	9	(3)	(1)	23	150
Loans charged off	—	—	—	—	—	—	—	—

Allowance at September 30, 2015	$1,528	$1,037	$1,483	$470	$220	$3	$225	$4,966

Three Months Ended September 30, 2014

Allowance at June 30, 2014	$1,495	$1,001	$1,443	$351	$306	$4	$13	$4,613

Provision (credit) for loan losses	147	(63)	(39)	80	13	—	42	180
Loans charged off	—	—	—	(2)	(109)	—	—	(111)

Allowance at September 30, 2014	$1,642	$938	$1,404	$429	$210	$4	$55	$4,682

Nine Months Ended September 30, 2015

Allowance at December 31, 2014	$1,710	$1,056	$1,273	$428	$224	$4	$43	$4,738

Provision (credit) for loan losses	(165)	36	210	42	(4)	(1)	182	300
Loans charged off	(17)	(55)	—	—	—	—	—	(72)

Allowance at September 30, 2015	$1,528	$1,037	$1,483	$470	$220	$3	$225	$4,966

Nine Months Ended September 30, 2014

Allowance at December 31, 2013	$1,351	$887	$1,305	$426	$213	$7	$24	$4,213

Provision (credit) for loan losses	291	51	99	5	106	(3)	31	580
Loans charged off	—	—	—	(2)	(109)	—	—	(111)

Allowance at September 30, 2014	$1,642	$938	$1,404	$429	$210	$4	$55	$4,682

Additional information pertaining to the allowance for loan losses at September 30, 2015 and December 31, 2014 is as follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
September 30, 2015

Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	1,528	1,037	1,483	470	220	3	225	4,966

Total allowance	$1,528	$1,037	$1,483	$470	$220	$3	$225	$4,966

Impaired loan balances	$1,599	$2,355	$—	$16	$34	$—	$—	$4,004
Non-impaired loan balances	262,631	103,679	83,148	21,856	31,441	263	—	503,018

Total loans	$264,230	$106,034	$83,148	$21,872	$31,475	$263	$—	$507,022

December 31, 2014

Allowance related to impaired loans	$—	$51	$—	$—	$—	$—	$—	$51
Allowance related to non-impaired loans	1,710	1,005	1,273	428	224	4	43	4,687

Total allowance	$1,710	$1,056	$1,273	$428	$224	$4	$43	$4,738

Impaired loan balances	$1,521	$3,356	$—	$22	$146	$—	$—	$5,045
Non-impaired loan balances	231,751	91,343	72,668	19,031	28,007	292	—	443,092

Total loans	$233,272	$94,699	$72,668	$19,053	$28,153	$292	$—	$448,137

The following is a summary of past due and non-accrual loans at September 30, 2015 and December 31, 2014:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Non- accrual Loans
	(In thousands)
September 30, 2015

Residential real estate	$1,095	$—	$216	$1,311	$—	$1,412
Commercial real estate	—	—	660	660	—	2,355
Commercial	16	—	—	16	—	16
Home equity lines of credit	—	—	—	—	—	34

Total	$1,111	$—	$876	$1,987	$—	$3,817

December 31, 2014

Residential real estate	$—	$—	$—	$—	$—	$1,313
Commercial real estate	832	—	759	1,591	—	3,356
Commercial	—	—	—	—	—	22
Home equity lines of credit	—	—	—	—	—	146

Total	$832	$—	$759	$1,591	$—	$4,837

The following is a summary of impaired loans at September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$1,599	$1,599	$—	$1,521	$1,521	$—
Commercial real estate	2,355	2,355	—	2,597	2,597	—
Commercial	16	16	—	22	22	—
Home equity lines of credit	34	34	—	146	146	—
Total	4,004	4,004	—	4,286	4,286	—

Impaired loans with a valuation allowance:
Commercial real estate	—	—	—	759	759	51

Total impaired loans	$4,004	$4,004	$—	$5,045	$5,045	$51

Additional information pertaining to impaired loans follows:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)

Residential real estate	$1,214	$14	$11	$1,235	$52	$48
Commercial real estate	2,979	51	28	3,149	141	103
Commercial	16	—	—	18	1	1
Home equity lines of credit	118	1	1	135	3	3

Total	$4,327	$66	$40	$4,537	$197	$155

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)

Residential real estate	$410	$4	$4	$421	$8	$13
Commercial real estate	2,581	38	27	4,498	77	54
Commercial	26	—	—	29	1	1
Home equity lines of credit	427	4	—	427	8	—

Total	$3,444	$46	$31	$5,375	$94	$68

No additional funds are committed to be advanced in connection with impaired loans.

TDRs, which are included in impaired loans, totaled $403 thousand at September 30, 2015 and $220 thousand at December 31, 2014. TDRs on non-accrual status totaled $216 thousand at September 30, 2105 and $220 thousand at December 31, 2014.

There were no TDRs recorded during the three and nine months ended September 30, 2015 and 2014. There were no TDRs that defaulted during the three and nine months ended September 30, 2015 and 2014, and for which default was within one year of the restructure date.

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

The following table presents the Company’s loans by risk rating:

	September 30, 2015				December 31, 2014
	Commercial Real Estate	Construction	Commercial	Total	Commercial Real Estate	Construction	Commercial	Total
	(In thousands)
Loans rated 1-4	$97,797	$83,148	$20,686	$201,631	$85,496	$72,668	$17,802	$175,966
Loans rated 5	6,062	—	990	7,052	6,054	—	1,022	7,076
Loans rated 6	1,515	—	196	1,711	2,390	—	229	2,619
Loans rated 7	660	—	—	660	759	—	—	759

Total	$106,034	$83,148	$21,872	$211,054	$94,699	$72,668	$19,053	$186,420

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

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. Level 3 includes assets and liabilities whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

Securities available for sale: Fair value measurements are obtained from a third-party pricing service and are not adjusted by management. All securities are measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

Federal Home Loan Bank (“FHLB”) stock: The carrying value of FHLB stock is deemed to approximate fair value based on the redemption provisions of the FHLB of Boston.

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

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014 are summarized below.

	September 30, 2015
				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities available for sale	$—	$50,173	$—	$50,173

Liabilities
Forward loan sale commitments	$—	$8	$—	$8

	December 31, 2014
				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Assets
Securities available for sale	$—	$52,681	$—	$52,681
Forward loan sale commitments	—	8	—	8

Total assets	$—	$52,689	$—	$52,689

Liabilities
Derivative loan commitments	$—	$5	$—	$5

Assets measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other financial assets and liabilities at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market (“LOCOM”) accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of December 31, 2014. There were no assets measured at fair value on a non-recurring basis as September 30, 2015.

	September 30, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Loans held for sale	$—	$—	$—	$—	$—	$537
Impaired loans	—	—	—	—	—	708
	$—	$—	$-	$—	$—	$1,245

The following table presents the total gains (losses) on loans held for sale and impaired loans recorded at fair value for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Loans held for sale	$25	$5	$2	$6
Impaired loans	—	111	51	(70)
	$25	$116	$53	$(64)

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

There are no liabilities measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014.

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

	Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2015

Financial assets:
Cash and cash equivalents	$15,881	$15,881	$—	$—	$15,881
Certificates of deposit	100	100	—	—	100
Securities available for sale	50,173	—	50,173	—	50,173
FHLB stock	5,205	—	—	5,205	5,205
Loans, net	502,169	—	—	496,806	496,806
Accrued interest receivable	1,392	—	—	1,392	1,392

Financial liabilities:
Deposits	$452,717	$—	$—	$453,129	$453,129
Short-term borrowings	16,000	—	16,000	—	16,000
Long-term debt	66,945	—	67,151	—	67,151
Accrued interest payable	80	—	—	80	80
Forward loan sale commitments	8	—	8	—	8

December 31, 2014

Financial assets:
Cash and cash equivalents	$19,271	$19,271	$—	$—	$19,271
Certificates of deposit	100	100	—	—	100
Securities available for sale	52,681	—	52,681	—	52,681
FHLB stock	3,660	—	—	3,660	3,660
Loans held for sale	537	—	537	—	537
Loans, net	443,346	—	—	441,720	441,720
Accrued interest receivable	1,216	—	—	1,216	1,216
Forward loan sale commitments	8	—	8	—	8

Financial liabilities:
Deposits	$422,245	$—	$—	$422,731	$422,731
Short-term borrowings	2,000	—	2,000	—	2,000
Long-term debt	59,500	—	59,504	—	59,504
Accrued interest payable	61	—	—	61	61
Derivative loan commitments	5	—	5	—	5

NOTE 8 – EMPLOYEE STOCK OWNERSHIP PLAN

The Bank maintains an Employee Stock Ownership Plan (the “ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

The Company granted a loan to the ESOP to purchase shares of the Company’s common stock on the closing date of the Company’s mutual to stock conversion in 2012. As of September 30, 2015, the ESOP held 188,324 shares or 7.66% of the common stock outstanding on that date. The loan obtained by the ESOP from the Company to purchase common stock is payable annually over 15 years at a fixed rate of 3.25% per annum. The loan can be prepaid without penalty. Loan payments are expected to be funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a trust account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares will be distributed to participants and cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Shares held by the ESOP at September 30, 2015 include the following:

Allocated	33,265
Committed to be allocated	9,629
Unallocated	145,430

188,324

The fair value of unallocated shares was approximately $2.8 million at September 30, 2015.

Total compensation expense recognized in connection with the ESOP for the three and nine months ended September 30, 2015 was $63 thousand and $185 thousand, respectively.

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

Stock Options

A summary of option activity under the Plan for the nine months ended September 30, 2015 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at beginning of period	214	$15.84	8.02	$707
Forfeited	(1)	17.45	—

Outstanding at end of period	213	$15.84	7.27	$706
Options exercisable at end of period	76	$15.38	7.02	$287

For the three months ended September 30, 2015 and 2014, share based compensation expense applicable to the stock options was $51 thousand and $48 thousand, respectively. The recognized tax benefit related to this expense was $10 thousand for both periods.

For each of the nine months ended September 30, 2015 and 2014, share based compensation expense applicable to the stock options was $149 thousand. The recognized tax benefit related to this expense was $28 thousand for both periods.

Unrecognized compensation expense for non-vested stock options totaled $513 thousand as of September 30, 2015, which will be recognized over the remaining vesting period of 2.3 years.

Stock Awards

There was no activity in non-vested restricted stock awards under the Equity Incentive Plan for the nine months ended September 30, 2015.

For the three months ended September 30, 2015 and 2014, compensation expense applicable to the stock awards was $71 thousand and $64 thousand, respectively. The recognized tax benefit related to this expense was $28 thousand and $26 thousand, respectively.

For the nine months ended September 30, 2015 and 2014, compensation expense applicable to the stock awards was $223 thousand and $202 thousand, respectively. The recognized tax benefit related to the expense was $89 thousand and $80 thousand, respectively.

Unrecognized compensation expense for non-vested restricted stock totaled $660 thousand as of September 30, 2015, which will be recognized over the remaining weighted average vesting period of 2.4 years.

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

Earnings per common share have been computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Net income applicable to common stock	$700	$516	$1,744	$1,341

Average number of common shares issued	2,459	2,451	2,459	2,452
Less: Average unallocated ESOP shares	(146)	(159)	(149)	(162)

Average number of common shares outstanding used to calculate basic earnings per common share	2,313	2,292	2,310	2,290

Effect of dilutive stock options	22	9	16	5

Average number of common shares outstanding used to calculate diluted earnings per share	2,335	2,301	2,326	2,295
Earnings per common share:
Basic	$0.30	$0.23	$0.76	$0.59
Diluted	$0.30	$0.22	$0.75	$0.58

Options for 31,400 shares were not included in the computations of diluted earnings per share because to do so would have been anti-dilutive for the three and nine months ended September 30, 2015. Options for 10,500 shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the three and nine months ended September 30, 2014. Anti-dilutive shares are common stock equivalents with exercise prices in excess of the average market share value of the Company’s stock for the periods presented.

NOTE 11 – DIVIDENDS DECLARED

On August 19, 2015, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.03 per share on the Company’s common stock. The dividend was payable to stockholders of record on September 2, 2015, and paid on September 16, 2015

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

General.   Total assets increased $54.4 million, or 10.2%, from $535.1 million at December 31, 2014 to $589.5 million at September 30, 2015. Total asset growth resulted from an increase in net loans of $58.8 million, or 13.3%, partially offset by a reduction of $3.4 million, or 17.6%, in cash and cash equivalents, and a decrease of $2.5 million, or 4.8%, in securities available for sale.

Loans.   The $58.8 million increase in loans was due primarily to an increase of $31.0 million, or 13.3%, in residential real estate loans. We have continued to grow our residential lending activity through our internal loan origination efforts throughout our CRA assessment area. Adjustable-rate residential mortgage loans increased $34.4 million, or 16.2%, to $247.0 million while fixed-rate residential loans decreased $3.4 million, or 16.4%. Construction loans increased $10.5 million, or 14.4%, primarily due to continuing strong demand for new housing within our markets. At September 30, 2015, balances of nonaccrual loans decreased from December 31, 2014 levels, reflecting improving collection patterns. Substantially all delinquent loans are secured by real estate collateral with values exceeding outstanding loan principal. Any losses expected on delinquent loans have been charged-off against the allowance for loan losses as of September 30, 2015.

Securities.   Total securities decreased from $52.7 million at December 31, 2014 to $50.2 million at September 30, 2015, as available liquidity has been directed toward funding lending activities as opportunities arise.

Deposits.   Total deposits increased $30.5 million, or 7.2%, from $422.2 million at December 31, 2014 to $452.7 million at September 30, 2015. Certificates of deposit increased $29.5 million, or 20.6%, reflecting an increase of $18.2 million in our premium priced longer-term retail certificate offerings and $11.3 million increase in deposits gathered through a national clearinghouse of institutional deposits. Demand deposits and NOW accounts increased $11.2 million, or 19.0%, to $70.1 million as growth has been realized in retail accounts. Savings account balances decreased $14.9 million, or 12.5%, primarily in response to the downward repricing of our most competitive account offering during the year.

Borrowings.   We use borrowings to supplement our supply of funds for lending and investing activities. Long-term debt, consisting entirely of FHLB advances, increased $7.4 million, or 12.5%, for the nine months ended September 30, 2015 as we funded a portion of our loan growth during the period with extended maturity advances at low rates. Short-term borrowings consist entirely of advances from the FHLB with initial maturities less than one year. Balances of short-term borrowings increased $14.0 million, or 700.0%, since December 31, 2014 as shorter-term borrowings remain a cost effective source of funds for certain lending activities and for supporting overall bank liquidity needs.

Stockholders’ Equity.   Stockholders’ equity increased $2.0 million, or 4.1%, from $49.3 million at December 31, 2014 to $51.4 million at September 30, 2015, primarily as a result of net income for the nine-month period of $1.7 million and share-based compensation related to the equity plans of $372 thousand, offset by dividend payments of $209 thousand.

Results of Operations for the Three Months Ended September 30, 2015 and 2014

Overview.  Net income for the three months ended September 30, 2015 was $700 thousand, compared to net income of $516 thousand for the three months ended September 30, 2014. The $184 thousand increase was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses. Net interest income increased $555 thousand to $4.7 million in the 2015 quarter, while noninterest expense increased $351 thousand to $3.7 million in the same period.

Net Interest Income.   Net interest income for the three months ended September 30, 2015 increased 13.5%, to $4.7 million as compared to the three months ended September 30, 2014. The increase in net interest income was primarily due to increases in the average balances of loans, partially offset by a decline in loan yields and higher interest costs associated with an increase in the average balance of deposits.

Interest and dividend income increased $646 thousand, or 12.9%, from $5.0 million for the three months ended September 30, 2014 to $5.6 million for the three months ended September 30, 2015. The average balance of interest-earning assets increased 16.7%, while the average rate earned on these assets decreased 13 basis points. The decline in earning asset yield was more than offset by the improvement in interest income attributable to asset growth. Interest and fees on loans increased $618 thousand, or 13.1%, due to a 16.6% increase in the average balance of loans, partially offset by a 13 basis point decrease in the average rate received on loans. The decline in loan yields was due to the growth in balances of lower yielding adjustable-rate real estate loans added to the portfolio and the downward re-pricing of loans in the continued low rate environment. Interest income from taxable securities increased $3 thousand, or 1.5%, due to a 17.7% increase in the average balance of taxable securities as compared to the prior year period, partially offset by a 30 basis point decrease in the average rate earned on taxable securities as compared to the same period in the prior year. Decreases in yields on investment securities are due to the reinvestment of funds from maturing securities during a period of low and declining interest rates.

The increase in interest expense of $91 thousand was primarily due to higher interest expense associated with expanded use of short-term and long-term FHLB borrowings. Interest expense associated with long-term advances increased $50 thousand to $223 thousand while interest expense on short-term borrowings increased $22 thousand to $24 thousand. The average rates paid on interest-bearing deposits of 0.77% decreased six basis points, as compared to the prior year. The decrease in the cost of savings and NOW accounts reflects the reduction of rates paid on certain products in these categories while higher costs associated with money market accounts and term certificates reflect premium rate offerings on these products as compared to the prior year. The continued long-term low interest rate environment has resulted in lower costs on total interest-bearing liabilities as the mix of funding has been shifted to lower cost products and funding sources. We experienced an increase of 10.5% in the average balance of interest-bearing deposits and a 16.5% increase in the average balance of total interest-bearing liabilities in the three months ended September 30, 2015, compared to the same period in 2014.

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

	For the Three Months Ended September 30,
	2015			2014
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)

Interest-earning assets:
Short-term investments	$15,095	$8	0.22%	$13,804	$8	0.23%
Debt securities:
Taxable	43,482	204	1.88	36,944	201	2.18
Tax-exempt	6,710	50	2.98	5,885	49	3.36
Total loans and loans held for sale	494,911	5,342	4.33	424,583	4,724	4.46
FHLB stock	5,085	36	2.87	3,365	12	1.40
Total interest-earning assets	565,283	5,640	4.00	484,581	4,994	4.13
Allowance for loan losses	(4,867)			(4,672)
Total interest-earning assets less allowance for loan losses	560,416			479,909
Noninterest-earning assets	21,403			16,865
Total assets	$581,819			$496,774
Interest-bearing liabilities:
Regular savings accounts	$103,792	159	0.61%	$84,822	163	0.77%
NOW checking accounts	29,383	24	0.33	23,900	21	0.36
Money market accounts	77,627	102	0.52	64,055	82	0.51
Certificates of deposit	165,148	437	1.06	167,292	437	1.05
Total interest-bearing deposits	375,950	722	0.77	340,069	703	0.83
Short-term borrowings	21,772	24	0.44	1,456	2	0.55
Long-term debt	66,413	223	1.33	56,783	173	1.21
Total interest-bearing liabilities	464,135	969	0.83	398,308	878	0.88
Noninterest-bearing demand deposits	64,735			47,916
Other noninterest-bearing liabilities	2,017			2,112
Total liabilities	530,887			448,336
Stockholders’ equity	50,932			48,438
Total liabilities and stockholders’ equity	$581,819			$496,774
Net interest income		$4,671			$4,116
Net interest rate spread (2)			3.17%			3.25%
Net interest-earning assets (3)	$101,148			$86,274
Net interest margin (4)			3.31%			3.41%
Average total interest-earning assets to average total interest-bearing liabilities	121.79%			121.66%

(1)	Ratios for the three month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
	Increase (Decrease)
	Due to		Total Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Short-term investments	$—	$—	$—
Debt securities:
Taxable	13	(10)	3
Tax-exempt	3	(2)	1
Total loans and loans held for sale	754	(136)	618
FHLB stock	8	16	24
Total interest-earning assets	778	(132)	646

Interest-bearing liabilities:
Regular savings	36	(40)	(4)
NOW checking	4	(1)	3
Money market	18	2	20
Certificates of deposit	(5)	5	—
Total interest-bearing deposits	53	(34)	19
Short-term borrowings	22	—	22
Long-term debt	31	19	50
Total interest-bearing liabilities	106	(15)	91

Increase (decrease) in net interest income	$672	$(117)	$555

Provision for Loan Losses.   The provision for loan losses was $150 thousand for the three months ended September 30, 2015, compared to $180 thousand for the three months ended September 30, 2014. In the 2015 period, the decrease in the provision primarily reflects continued improvement in the quality of our commercial loan portfolio, a reduction in past due and impaired commercial loans and an extended period of positive regional economic factors supporting our analysis of the adequacy of our allowance for loan losses, primarily as to the impact on the residential mortgage portfolio.

Analysis of Loan Loss Experience.   The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	September 30,
(Dollars in thousands)	2015	2014
Allowance at beginning of period	$4,816	$4,613
Provision for loan losses	150	180
Charge-offs	—	(111)
Recoveries	—	—
Net charge-offs	—	(111)

Allowance at end of period	$4,966	$4,682
Allowance for loan losses to nonperforming loans at end of period	130.07%	90.00%
Allowance for loan losses to total loans at end of period	0.98%	1.07%
Net charge-offs to average loans outstanding during the period	—%	0.03%

Noninterest Income.   Noninterest income totaled $290 thousand for the three months ended September 30, 2015, an increase of $46 thousand, or 18.9%, as compared to the prior year. Gains on the sales of securities increased $28 thousand from the comparable prior year period as no sales of securities were recorded in the 2014 third quarter. Wealth management fees increased $13 thousand, or 11.1%, from the comparable 2014 period primarily due to an increase in the balance of assets under management, partially offset by a decrease in fees due to revisions to our fee structures which reduced certain account charges.

Noninterest Expense.  Noninterest expense increased $351 thousand to $3.7 million ng the three months ended September 30, 2015, from $3.3 million for the three months ended September 30, 2014. Factors that contributed to the increase in noninterest expense during the 2015 period were increased salaries and employee benefits of $128 thousand, or 6.4%, primarily attributable to additional personnel within our wealth management subsidiary, and the increased cost of benefit programs within the organization. Occupancy and equipment expense increased $113 thousand resulting from normal rent increases and additional rent and other expense associated with expanded office space. Professional fees increased $41 thousand, or 29.1%, as we incurred costs related to employee training programs and consulting costs associated with business process improvements.

Income Taxes.   An income tax provision of $435 thousand was recorded during the three months ended September 30, 2015, compared to a provision of $339 thousand in the comparable 2014 period. The effective tax rate for the 2015 three-month period was 38.3%, compared with 39.4% for the 2014 three-month period.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

Overview.  Net income for the nine months ended September 30, 2015 was $1.7 million, compared to net income of $1.3 million for the nine months ended September 30, 2014. The $403 thousand increase was primarily due to increased net interest income of $1.5 million, partially offset by increased noninterest expenses of $1.3 million.

Net Interest Income.   Net interest income for the nine months ended September 30, 2015 totaled $13.4 million, an increase of 13.0%, as compared to the nine months ended September 30, 2014. The increase in net interest income was primarily due to an increase in interest income of $1.7 million, or 11.5%, partially offset by an rease in interest expense of $110 thousand, or 4.4%, during the period.

Interest and dividend income increased by $1.7 million to $16.1 million for the nine months ended September 30, 2015 from $14.4 million for the nine month period ended September 30, 2014. The average balance of interest-earning assets increased 14.6%, while the average rate earned on these assets decreased 12 basis points. Interest and fees on loans increased $1.5 million, or 10.7%, due to a 13.2% increase in the average balance of loans partially offset by a 10 basis point decrease in the average rate received on loans. Interest income from taxable securities increased $153 thousand, or 28.8% due to a 31.0% increase in the average balance of taxable securities partially offset by a four basis point decrease in the average rate earned on taxable securities compared to the prior year period.

The increase in interest expense was primarily due to growth in the average balance of FHLB short-term and long-term borrowings. Long-term debt expense increased $132 thousand as the average balance of long-term FHLB advances increased $12.6 million from $49.6 million to $62.1 million. Short-term borrowing expense increased $37 thousand as average balances increased $11.1 million. Partially offsetting these increases was a decrease of $59 thousand in the cost of interest-bearing deposits. The average rates paid on interest-bearing deposits for the nine months ended September 30, 2015 decreased 10 basis points from the prior year’s comparative nine-month period as balances of lower cost savings accounts represented a larger portion of overall deposit balances. The average rates paid on all interest-bearing liabilities decreased by eight basis points from the prior year’s comparative nine-month period primarily due to the extended period of declining interest rates and a more cost-effective mix of funds.

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

	For the Nine Months Ended September 30,
	2015			2014
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)

Interest-earning assets:
Short-term investments	$15,167	$24	0.22%	$13,707	$23	0.23%
Debt securities:
Taxable	46,175	685	1.98	35,254	532	2.02
Tax-exempt	6,268	143	3.03	5,400	139	3.44
Total loans and loans held for sale	467,895	15,160	4.33	413,335	13,696	4.43
FHLB stock	4,403	68	2.07	3,246	35	1.45
Total interest-earning assets	539,908	16,080	3.98	470,942	14,426	4.10
Allowance for loan losses	(4,801)			(4,472)
Total interest-earning assets less allowance for loan losses	535,107			466,470
Noninterest-earning assets	19,982			15,797
Total assets	$555,089			$482,267
Interest-bearing liabilities:
Regular savings accounts	$111,975	527	0.63%	$81,890	458	0.75%
NOW checking accounts	29,422	71	0.32	24,143	65	0.36
Money market accounts	77,803	302	0.52	60,025	227	0.51
Certificates of deposit	147,264	1,107	1.01	167,808	1,316	1.05
Total interest-bearing deposits	366,464	2,007	0.73	333,866	2,066	0.83
Short-term borrowings	14,112	45	0.43	2,982	8	0.34
Long-term debt	62,109	583	1.26	49,558	451	1.22
Total interest-bearing liabilities	442,685	2,635	0.79	386,406	2,525	0.87
Noninterest-bearing demand deposits	60,540			45,934
Other noninterest-bearing liabilities	1,672			2,020
Total liabilities	504,897			434,360
Stockholders’ equity	50,192			47,907
Total liabilities and stockholders’ equity	$555,089			$482,267
Net interest income		$13,445			$11,901
Net interest rate spread (2)			3.19%			3.23%
Net interest-earning assets (3)	$97,223			$84,536
Net interest margin (4)			3.33%			3.38%
Average total interest-earning assets to average total interest-bearing liabilities	121.96%			121.88%

(1)	Ratios for the nine-month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
	Increase (Decrease)
	Due to		Total Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Short-term investments	$2	$(2)	$—
Debt securities:
Taxable	162	(9)	153
Tax-exempt	13	(9)	4
Total loans and loans held for sale	1,759	(295)	1,464
FHLB stock	15	18	33
Total interest-earning assets	1,951	(297)	1,654

Interest-bearing liabilities:
Regular savings	122	(52)	70
NOW checking	11	(5)	6
Money market	69	5	74
Certificates of deposit	(156)	(53)	(209)
Total interest-bearing deposits	46	(105)	(59)
Short-term borrowings	35	2	37
Long-term debt	117	15	132
Total interest-bearing liabilities	198	(88)	110

Increase (decrease) in net interest income	$1,753	$(209)	$1,544

Provision for Loan Losses.   The provision for loan losses was $300 thousand for the nine months ended September 30, 2015, compared to $580 thousand for the nine months ended September 30, 2014. In the 2015 period, the provision primarily reflects growth in the residential and real estate construction loan portfolios offset by a reduction in certain qualitative loss factors due to management’s assessment of improving collateral values on certain real estate and commercial loan portfolios, the sustained improvement in our regional economy and a reduction in impaired and non-performing loans as compared to the prior year. Changes in the mix of loans held in portfolio to less risky residential real estate loans has contributed in a reduction in the ratio of the allowance for loan losses to total loans at September 30, 2015, as compared to the prior year.

Analysis of Loan Loss Experience   The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2015	2014
Allowance at beginning of period	$4,738	$4,213
Provision for loan losses	300	580
Charge-offs	(72)	(111)
Recoveries	—	—
Net charge-offs	(72)	(111)

Allowance at end of period	$4,966	$4,682
Allowance for loan losses to nonperforming loans at end of period	130.07%	90.00%
Allowance for loan losses to total loans at end of period	0.98%	1.07%
Net charge-offs to average loans outstanding during the period	0.01%	0.03%

Noninterest Income.   Noninterest income totaled $796 thousand, an increase of $66 thousand, or 9.0% as compared to the 2014 period as mortgage banking income increased $62 thousand due to increased mortgage sales volumes. Gains on sales of securities increased $12 thousand in 2015, as compared to the 2014 period.

Noninterest Expense.   Noninterest expense increased $1.3 million to $11.1 million during the nine months ended September 30, 2015, from $9.8 million for the nine months ended September 30, 2014. Factors that contributed to the increase in noninterest expense during the 2015 period were increased salaries and employee benefits of $753 thousand, or 12.8%, primarily attributable to normal salary increases, additional personnel supporting our wealth management activities, increases in health insurance and other employee benefits. Occupancy and equipment expense increased $330 thousand resulting from normal rent increases and additional rent and other expense associated with the relocation of our wealth management subsidiary in late 2014. FDIC deposit insurance expense increased $71 thousand compared to the prior year period due to asset growth.

Income Taxes.   An income tax provision of $1.1 million was recorded during the nine months ended September 30, 2015, compared to a provision of $876 thousand in the comparable 2014 period. The effective tax rate for the nine-months ended September 30, 2015 was 38.4%, compared with 39.5% for the comparative 2014 nine-month period.

Liquidity and Capital Resources

Liquidity Management.   Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and loan sales, maturities and sales of securities, and borrowings from the FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of securities and prepayments on loans are greatly influenced by general interest rates, economic conditions and competition.

Management regularly adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our interest-rate risk and investment policies.

Our most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and securities available for sale. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At September 30, 2015, cash and cash equivalents, which include short-term investments, totaled $15.9 million. Securities classified as available-for-sale, whose aggregate market value of $50.2 million exceeds cost may provide additional liquidity.

At September 30, 2015, we had $66.9 million in long-term borrowings outstanding, represented entirely by FHLB advances. Long-term FHLB advances are generally used to fund loan growth. We also had $16.0 million of short-term borrowings represented by advances from the FHLB with original maturities less than one year. These borrowings are primarily used to fund temporary liquidity needs due to the timing of loan closings and deposit gathering activities. In addition, at September 30, 2015, we had a total of $45.1 million in unused borrowing capacity from the FHLB. At September 30, 2015, we also had the ability to borrow $5.0 million from the Co-operative Central Bank on an unsecured basis, $5.0 million under an unsecured line of credit with a correspondent bank, and $8.6 million from the Federal Reserve Bank under a collateralized borrowing program, none of which was outstanding at that date.

At September 30, 2015, we had $83.7 million in loan commitments outstanding, which included $28.1 million in unadvanced funds on construction loans, $25.1 million in unadvanced home equity lines of credit, $12.4 million in unadvanced commercial lines of credit, and $17.4 million in unfunded new loan originations.

Certificates of deposit due within one year of September 30, 2015 amounted to $91.7 million, or 53.1% of total certificates and 20.3% of total deposits. This total reflects a decrease of $14.7 million from December 31, 2014. Balances of certificates maturing in more than one year increased $44.2 million from $36.8 million. Balances of certificates that mature within one year reflect customer preferences for greater liquidity of personal funds, while longer-dated certificates reflect a decreased willingness among customers to accept current interest rates for extended time periods. If maturing deposits are not renewed, we will be required to seek other sources of funds, including new certificates and other borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing funds. Management believes, however, based on past experience that a significant portion of our certificates will be renewed. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and will have to provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary sources of income will be dividends received from the Bank and earnings from investment of net proceeds from the offering retained by the Company. Massachusetts banking law and FDIC regulations limit distributions of capital. In addition, the Company is subject to policy of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality and overall financial condition. At September 30, 2015, the Company had $1.2 million of liquid assets as represented by cash and cash equivalents on an unconsolidated basis.

Capital Management.   The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks, including a risk-based capital measure. The Company is also subject to similar capital requirements set by the Federal Reserve Board. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. In July 2013, the Federal Reserve Board released its final rules, which will implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. These rules became effective January 1, 2015 for community banks and increased both the quality and quantity of capital held by banks. At September 30, 2015, the Bank was well-capitalized under the January 1, 2015 rules. The final rule implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Consistent with the international Basel framework, the final rule included a new minimum capital requirement of common equity Tier I capital to risk-weighted assets of 4.5% and a common equity Tier I capital conservation buffer of 2.5% of risk-weighted assets. The capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets, increasing each year until fully implemented to 2.5% on January 1, 2019. In addition, the final rule raises the minimum ratio of Tier I capital to risk-weighted assets requirement from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. Management believes the Bank’s capital levels will be characterized as “well-capitalized” upon full implementation of the new rules.

We strive to manage our capital for maximum shareholder benefit. The capital from our stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity has been reduced as net proceeds from the stock offering were used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations were enhanced by the capital from the offering, resulting over time in increased net interest-earning assets and net income. To help us better manage our capital and enhance shareholder value, we may use such tools as common stock repurchases and cash dividends as regulations permit.

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

For the nine months ended September 30, 2015, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Qualitative Aspects of Market Risk

One significant risk affecting the financial condition and operating results of the Company and the Bank is interest rate risk. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: originating adjustable-rate loans for retention in our loan portfolio; selling in the secondary market substantially all newly originated conforming longer-term fixed-rate residential mortgage loans; promoting core deposit products; adjusting the maturities of deposits and borrowings and adjusting the investment portfolio mix and duration. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments, but may consider such programs in the future as they may help to improve our risk management activities, expand product offerings or improve the profitability of the organization.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income and equity simulations. The simulations use projected repricing of assets and liabilities at September 30, 2015 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on the simulations. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and would increase if prepayments accelerated. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects the estimated effects of changes in interest rates on the present value of our equity at September 30, 2015 and on our projected net interest income from September 30, 2015 through September 30, 2016.

	As of September 30, 2015			Over the Next 12 Months Ending September 30, 2016
	Present Value of Equity			Projected Net Interest Income
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
			(Dollars in thousands)

300 bp	$55,939	$(14,032)	(20.05)%	$16,373	$(1,962)	(10.70)%
200	60,362	(9,609)	(13.73)	17,021	(1,314)	(7.17)
100	64,688	(5,283)	(7.55)	17,652	(683)	(3.73)
0	69,971	—	—	18,335	—	—
(100)	76,806	6,835	9.77	18,437	102	0.56

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

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A.   Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 26, 2015. As of September 30, 2015, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On October 1, 2012, the Company’s Board of Directors approved the repurchase of up to 96,286 shares of the Company’s common stock. The repurchase plan will continue until it is completed or terminated by the Company’s Board of Directors. As of September 30, 2015, the Company had repurchased and retired 40,535 shares. No shares of common stock were repurchased by the Company in the three months ended September 30, 2015.

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits

3.1	Amended and Restated Articles of Incorporation of Wellesley Bancorp, Inc. (1)

3.2	Bylaws of Wellesley Bancorp, Inc. (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the exhibits to Wellesley Bancorp, Inc.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-176764), filed with the Securities and Exchange Commission on November 7, 2011.
(2)	Incorporated herein by reference to the exhibits to Wellesley Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-176764), filed with the Securities and Exchange Commission on September 9, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLESLEY BANCORP, INC.

Dated: November 10, 2015	By:	/s/ Thomas J. Fontaine
Thomas J. Fontaine
President and Chief Executive Officer
(principal executive officer)

Dated: November 10, 2015	By:	/s/ Gary P. Culyer
Gary P. Culyer
Chief Financial Officer and Treasurer
(principal accounting and financial officer)