Form 10-K
period 2015-12-31
Wellesley Bancorp, Inc.
filed 2016-03-25
CIK 1526952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2015 was $36,171,853, based on a closing price of $20.00.

As of March 15, 2016, the registrant had 2,458,553 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2016 annual meeting of stockholders (Part III).

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

Wellesley Bank. Founded in 1911, Wellesley Bank is a Massachusetts chartered cooperative bank headquartered in Wellesley, Massachusetts. We operate as a community-oriented financial institution offering traditional financial services to consumers and businesses in our primary market areas of Wellesley, Boston and the surrounding communities. We attract deposits from the general public and use those funds to originate primarily residential mortgage loans, commercial real estate loans and construction loans, and, to a lesser extent, commercial business loans, home equity lines of credit and other consumer loans. We conduct our lending and deposit activities primarily with individuals and small businesses in our primary market areas. In addition, we also provide investment management services for high net worth individuals, families, businesses, private partnerships, nonprofit organizations, foundations and trusts through our wholly-owned subsidiary, Wellesley Investment Partners, LLC, )Wellesley Investment Partners”) a registered investment advisor.

The Bank’s and the Company’s executive offices are located at 40 Central Street, Wellesley, Massachusetts 02482 and its telephone number is (781) 235-2550.

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

Market Area

We conduct our operations from our executive offices, three full-service branch offices located in Wellesley, Massachusetts, a community within the greater Boston metropolitan area, one limited service office located in Needham, and one full-service branch office located in Boston. Our primary lending market is defined by our Community Reinvestment Act assessment area, and includes the communities of Wellesley, Brookline, Dover and Needham in Norfolk County, the communities of Natick, Newton, Cambridge and Weston in Middlesex County and portions of Boston in Suffolk County. Due to our locations in and around Boston, our primary market area benefits from the presence of numerous institutions of higher learning, medical care and research centers and the corporate headquarters of several investment and financial services companies. The greater Boston metropolitan area also has many life science and high technology companies employing personnel with specialized skills. These factors affect the economic vitality of the region and impact the demand for residential homes, residential construction, office buildings, shopping centers, and other commercial properties in our market area.

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

Competition

We face significant competition for deposits and loans. Our most direct competition for deposits has historically come from the financial institutions operating in our primary market area and from other financial service companies such as securities brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds and mutual funds. At June 30, 2015, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (“FDIC”), we held 1.7% of the deposits in Norfolk County, which was the 14th largest market share among the 48 financial institutions with offices in Norfolk County. At June 30, 2015, we also held 13.2% of the deposits in the town of Wellesley, which was the third largest market share among the 16 financial institutions with offices in Wellesley. Some of the banks owned by large national and regional holding companies and other community-based banks that also operate in our primary market area are larger than we are and, therefore, may have greater resources or offer a broader range of products and services.

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

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend toward consolidation within the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the internet, and made it possible for nondepository institutions to offer products and services that traditionally have been provided by banks. Competition for gathering deposits and originating loans could limit our growth in the future.

Lending Activities

Residential Mortgage Loans. The largest segment of our loan portfolio is residential mortgage loans, which enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. At December 31, 2015, residential mortgage loans were $256.5 million, or 50.1%, of our total loan portfolio, consisting of $18.4 million and $238.1 million of fixed-rate and adjustable-rate loans, respectively. We offer fixed-rate and adjustable-rate residential mortgage loans with terms up to 30 years. Generally, our fixed-rate loans conform to Fannie Mae and Freddie Mac underwriting guidelines and are originated with the intention to sell. Our adjustable-rate mortgage loans generally adjust every three years after an initial fixed period that ranges from three to ten years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a specified percentage above a representative U.S. Treasury index. Depending on the loan type, the maximum amount by which the interest rate may increase or decrease is generally 2% per adjustment period and the lifetime interest rate caps range from 5% to 6% over the initial interest rate of the loan.

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

While residential mortgage loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans. Additionally, our current practice is generally to (1) sell to the secondary market newly originated 15 year or longer-term conforming fixed-rate residential mortgage loans, and (2) to hold in our portfolio non-conforming loans, shorter-term fixed-rate loans and adjustable-rate loans. Generally, conforming fixed-rate loans are sold to third parties with servicing released, although we have sold residential loans with servicing retained under certain conditions. Wellesley Bank’s portfolio lending generally consists of conforming and non-conforming adjustable-rate loans for owner-occupied and investor properties with loan-to-value ratios of up to 80%. Mortgage amortizations range from 15 to 30 years. We do not originate “interest only” mortgage loans on one-to-four family residential properties nor do we offer loans that provide for negative amortization of principal such as “option ARM” loans where the borrower can pay less than the interest owed on their loan. Additionally, we generally do not offer “subprime loans” (loans that are made with low down payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments or bankruptcies, or borrowers with questionable repayment capacity) or “Alt-A” loans (loans to borrowers having less than full documentation).

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

Commercial Real Estate Loans. We also offer fixed-rate and adjustable-rate mortgage loans secured by commercial real estate properties, including loans secured by multi-family real estate properties. At December 31, 2015, commercial real estate loans were $103.1 million, or 20.1%, of our total loan portfolio, inclusive of $15.5 million in multi-family real estate loans. The commercial real estate loan portfolio consisted of $18.4 million in fixed-rate loans and $84.7 million in adjustable-rate loans at December 31, 2015. Our primary focus is individual commercial real estate loan originations to small- and mid-size owner occupants and investors in amounts between $1.0 million and $5.0 million. Due to loan amortizations and lower than targeted size originations, the average size for loans in this portfolio was $1.7 million at December 31, 2015. Our commercial real estate and multi-family loans are generally secured by properties used for business purposes such as office buildings, warehouses, retail facilities and apartment buildings. In addition to originating these loans, we also occasionally participate in commercial real estate loans with other financial institutions located primarily in Massachusetts.

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

At December 31, 2015, our largest commercial real estate loan was for $4.2 million and was secured by a retail office building located in Boston, Massachusetts. At December 31, 2015, our largest multi-family real estate loan was for $2.9 million and was secured by an income producing property in Massachusetts. Both of these loans were performing according to their original repayment terms at December 31, 2015.

Construction Loans. At December 31, 2015, construction loans were $94.9 million, or 18.5%, of our total loan portfolio. We primarily originate construction loans to contractors and builders, and to a lesser extent, individuals, to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including small industrial buildings and retail and office buildings. Our construction loans generally are fixed-rate, interest-only loans that provide for the payment of interest only during the construction phase, which usually ranges from 12 to 24 months. The interest rates on our construction loans generally give consideration to the prime rate as published in the Wall Street Journal and market conditions. Construction loans generally are made with a loan to value ratio up to of 75% of the appraised market value estimated upon completion of the project, but may be made up to a maximum loan to value ratio of 80%. As appropriate to the underwriting and appraisal process for certain property classes, a “discounted cash flow analysis” may be utilized. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan. Generally, our construction loans do not provide for interest payments to be funded by interest reserves.

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

Most of our loans for the construction of residential properties are for residences being built that have not been sold prior to commencement of construction (speculative loans). Construction loans secured by speculative residential loan projects totaled $73.8 million, or 14.4% of our loan portfolio, loans secured by owner-occupied residential real estate totaled $19.3 million, or 3.8% of our loan portfolio, and loans secured by speculative commercial loan projects totaled $1.8 million or 0.4% of our loan portfolio.

At December 31, 2015, our largest outstanding construction loan relationship was for multiple speculative residential projects aggregating $7.9 million, of which $5.7 million was outstanding. These projects are secured by properties, located in communities in our primary lending area, which are to be built and marketed as single family residences. This relationship was performing according to its original repayment terms at December 31, 2015.

Commercial Business Loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. At December 31, 2015, commercial business loans were $23.7 million, or 4.6% of our total loan portfolio. Commercial lending products include term loans, revolving lines of credit and equipment loans. Commercial business loans and lines of credit are made with either variable or fixed rates of interest. Variable rates generally are based on the prime rate as published in The Wall Street Journal, plus a margin. Fixed-rate business loans are generally priced by considering the prime rate and the comparable cost of funding, typically from published rates of the Federal Home Loan Bank of Boston. Commercial business loans typically have shorter maturity terms and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We focus our efforts on small- to medium-sized, privately-held companies with local or regional businesses that operate in our market area. In addition, commercial business loans are generally made to existing customers having a business or individual deposit account, or new borrowers who are required to establish appropriate deposit relationships with Wellesley Bank, if not already a depositor.

When making commercial loans, we consider the financial statements of the borrower, their borrowing history, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, primarily accounts receivable, inventory and equipment. These loans are generally supported by personal guarantees. At December 31, 2015, our largest commercial business loan was a $2.0 million loan. The loan is secured by all of the business assets of the company and is performing according to its original terms at December 31, 2015. Our largest commercial line of credit was $2.0 million to a company and was secured by all business assets. At December 31, 2015, there was no balance outstanding on this line of credit.

Home Equity Lines of Credit. We offer home equity lines of credit, which are generally secured by owner-occupied residences. At December 31, 2015, home equity lines of credit were $34.1 million, or 6.6% of our total loan portfolio. Home equity lines of credit have adjustable rates of interest with ten-year draws amortized over 15 years that are indexed to the Prime Rate as published by The Wall Street Journal and generally are subject to an interest rate floor. Our home equity lines of credit generally have a monthly variable interest rate. We offer home equity lines of credit with cumulative loan-to-value ratios generally up to 85%, when taking into account both the balance of the home equity loans and first mortgage loan. We typically do not hold a first mortgage position on the homes that secure home equity lines of credit.

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

Other Consumer Loans. We occasionally make fixed-rate second mortgage loans, automobile loans, loans secured by passbook or certificate accounts and overdraft loans. At December 31, 2015, other consumer loans were $256 thousand or 0.1% of total loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Loan Underwriting

Adjustable-Rate Residential Mortgage Loans. Our adjustable-rate loans better offset the adverse effects on our net interest income in the event of an increase in interest rates, as compared to fixed-rate mortgages. However, the increased mortgage payments required of adjustable-rate loans in a rising interest rate environment could lead to an increase in delinquencies and defaults. In addition, although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

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

Construction Loans. Speculative construction financing of real estate properties is considered to involve a greater risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a speculative construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a project having a value which is insufficient to assure full repayment. As a result of the foregoing, speculative construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If we are forced to foreclose on a project before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. Construction financing of owner occupied residential properties, while exhibiting some of the risks of speculative construction financing, is considered less risky as repayment of loan principal is generally a function of the borrower’s creditworthiness, and not typically based on the expected sale price of the property.

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

Our current practice is generally (1) to sell to the secondary market newly originated 15-year or longer-term conforming fixed-rate residential mortgage loans, and (2) to hold in our portfolio non-conforming loans, shorter-term fixed-rate loans and adjustable-rate loans. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. Generally, loans are sold to third parties with servicing released although we have sold residential loans with servicing retained under certain conditions. In addition, we may sell participation interests in commercial real estate loans to local financial institutions, primarily the portion of loans that exceed our borrowing limits or are in an amount that is considered prudent in concert with recognition of credit risk.

For the years ended December 31, 2015 and 2014, we originated loans totaling $284.6 million and $208.1 million, respectively. For the year ended December 31, 2015 we sold $42.9 million, inclusive of $20.6 residential adjustable rate mortgages from our portfolio and $22.3 million of loans originated for sale, all of which were residential mortgage loans. For the year ended December 31, 2014, we sold $19.3 million, all of which were residential mortgage loans. At December 31, 2015 and 2014, we had no loans sold with recourse.

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

Loans-to-One Borrower Limit and Loan Category Concentration. The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited by statute to 20% of our capital, which is defined under Massachusetts law as the sum of our capital stock, surplus account and undivided profits. Obligations secured by a first lien residential mortgage are excluded from the total borrower obligations for purposes of this computation. At December 31, 2015, our regulatory limit on loans-to-one borrower was approximately $11.4 million. At that date, our largest single borrower lending relationship was $8.1 million and consisted of multiple loans secured by real estate, land and leasehold improvements. These loans were performing in accordance with their original repayment terms at December 31, 2015.

Loan Commitments. We issue commitments for fixed-rate and adjustable-rate residential mortgage loans and other loans conditioned upon the occurrence of certain events. Commitments to originate residential mortgage loans are legally binding agreements to lend to our customers. Generally, these loan commitments expire after 60 days.

Investment Activities

We have legal authority to invest in various types of securities, including U.S. Treasury obligations, obligations of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank of Boston, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities through December 31, 2015.

At December 31, 2015, our investment portfolio consisted primarily of residential mortgage-backed securities and bonds issued by U.S. government agencies and government-sponsored enterprises, state and municipal bonds, SBA and other asset-backed securities, and investment grade corporate bonds.

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

Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, and customer preferences and concerns. We generally review our deposit mix and pricing on a weekly basis. Our deposit pricing strategy has generally been to offer competitive rates and to periodically offer special rates to attract deposits of a specific type or term.

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

Borrowings. We utilize advances from the Federal Home Loan Bank of Boston to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances utilizing certain of our whole first mortgage loans and other assets as collateral (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. At December 31, 2015, we had advances outstanding with the Federal Home Loan Bank of Boston totaling $92.9 million, of which, short-term advances, those with original maturities less than one year, totaled $20.0 million. At December 31, 2015, we had the ability to borrow a total of approximately $43.3 million in additional funds from the FHLB. At December 31, 2015, we also had an available line of credit of $1.3 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily. We had no overnight advances with the Federal Home Loan Bank on this date. All of our borrowings from the Federal Home Loan Bank are secured by a blanket lien on residential real estate loans.

The Co-operative Central Bank provides funds in the form of loans for liquidity purposes which are available to all cooperative member banks. Loan advances will generally be made on an unsecured basis up to $5.0 million provided that: the aggregate loan balance is less than 5% of total deposits of the member bank; the member bank’s primary capital ratio is in excess of 5%; the member bank meets the required CAMELS rating; and the quarterly and year-to-date net income before extraordinary items is positive. At December 31, 2015, we had $5.0 million of unsecured borrowing capacity with the Co-operative Central Bank, none of which was outstanding.

At December 31, 2015, we had the ability to borrow $8.0 million under a collateralized borrower in custody agreement with the Federal Reserve Bank of Boston, none of which was outstanding and also had a $5.0 million unsecured line of credit with a correspondent bank, none of which was outstanding.

In December 2015 the Company issued $10.0 million of 6.0% fixed to floating rate, subordinated debentures maturing in 2025 to qualified institutional investors.

Personnel

As of December 31, 2015, we had 63 full-time employees and 7 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

Wellesley Bank is a subsidiary of Wellesley Bancorp. The following are descriptions of Wellesley Bank’s wholly-owned subsidiaries:

Wellesley Investment Partners, LLC. Wellesley Investment Partners, LLC, established in 2007, is a Massachusetts limited liability company that offers customers fee-based investment advisory services and a range of non-deposit investment products, including mutual funds and equities, through a third-party registered broker-dealer. Customer securities are held by an independent third party custodian. Wellesley Investment Partners is an SEC registered investment advisor.

Wellesley Securities Corporation. Wellesley Securities Corporation, established in 1992, is a Massachusetts corporation that engages in buying, selling and holding securities on its own behalf. As a Massachusetts securities corporation, the income earned on Wellesley Securities Corporation’s investment securities is subject to a lower state tax rate than that assessed on income earned on investment securities maintained at Wellesley Bank. At December 31, 2015, $11.8 million of securities were held by Wellesley Securities Corporation.

Central Linden LLC. Organized in 2010, Central Linden LLC is a Massachusetts limited liability company, formed for the purpose of holding, managing and selling foreclosed real estate. Central Linden is currently inactive.

Regulation and Supervision

General

Wellesley Bank is a Massachusetts-chartered cooperative bank and is the wholly-owned subsidiary of Wellesley Bancorp, a Maryland corporation, which is a registered bank holding company. Wellesley Bank’s deposits are insured up to applicable limits by the FDIC and by the Share Insurance Fund of the Co-operative Central Bank for amounts in excess of the FDIC limits. Wellesley Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the FDIC, its primary federal regulator and deposit insurer. Wellesley Bank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. As a registered bank holding company, Wellesley Bancorp is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

The regulatory and supervisory structure establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and, for purposes of the FDIC, the deposit insurance fund, rather than for the protection of stockholders and creditors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies concerning the establishment of deposit insurance assessment fees, classification of assets and establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Massachusetts legislature, the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on the financial condition and results of operations of Wellesley Bancorp and Wellesley Bank. As is further described below, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) significantly changed the current bank regulatory structure and may affect the lending, investment and general operating activities of depository institutions and their holding companies.

Set forth below is a summary of certain material statutory and regulatory requirements applicable to Wellesley Bancorp and Wellesley Bank. The summary is not intended to be a complete description of such statutes and regulations and their effects on Wellesley Bancorp and Wellesley Bank.

The Dodd-Frank Act

The Dodd-Frank Act has significantly changed the current bank regulatory structure and will affect future lending and investment activities and general operations of depository institutions and their holding companies.

In particular, in 2013, the Federal Reserve Board, the FDIC and the other federal bank regulatory agencies issued a final rule that revises their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. See “—Federal Regulations—Capital Requirements.”

The Dodd-Frank Act also created the Consumer Financial Protection Bureau with extensive powers to implement and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings associations, among other things, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings associations with more than $10 billion in assets. Banks and savings associations with $10 billion or less in assets will continue to be examined for compliance with federal consumer protection and fair lending laws by their applicable primary federal bank regulators. The Dodd-Frank Act also weakens the federal preemption available for national banks and federal savings associations and gives state attorneys general certain authority to enforce applicable federal consumer protection laws.

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

Parity Regulation. In January 2015, the Commonwealth of Massachusetts adopted a law modernizing the Massachusetts banking law, which affords Massachusetts chartered banks greater flexibility compared to federally chartered and out-of-state banks. The new provisions of Massachusetts banking law took effect on April 7, 2015.

The new Massachusetts banking legislation, among other things, attempts to synchronize Massachusetts laws with certain federal requirements in the same area, streamline the process for an institution to engage in activities permissible for federally chartered and out-of-state institutions, consolidate corporate governance statutes and provide authority for the Commissioner to establish a tiered supervisory system for Massachusetts-chartered institutions based on factors such as asset size, capital level, balance sheet composition, examination rating, compliance and other factors deemed appropriate.

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

Loans to a Bank’s Insiders. Massachusetts banking laws require that insider loans, or loans to officers, directors and trustees be made in accordance with Federal regulations. See “—Federal Regulations— Transactions with Affiliates and Loans to Insiders.”

Investment Activities. In general, Massachusetts-chartered banks may invest in preferred and common stock of any corporation organized under the laws of the United States, or any state subject to certain conditions. Federal law imposes additional restrictions on Wellesley Bank’s investment activities. See “—Federal Regulations—Business and Investment Activities.”

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

Insurance Fund. All Massachusetts-chartered cooperative banks are required to be members of the Co-operative Central Bank, which maintains the Share Insurance Fund that insures cooperative bank deposits in excess of federal deposit insurance coverage. The Co-operative Central Bank is authorized to charge cooperative banks an annual assessment fee on deposit balances in excess of amounts insured by the FDIC.

Protection of Personal Information. Massachusetts has adopted regulatory requirements intended to protect personal information. The requirements are similar to existing federal laws such as the Gramm-Leach-Bliley Act of 1999, discussed below under “—Federal Regulations—Other Regulations”, that require organizations to establish written information security programs to prevent identity theft. The Massachusetts regulation also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.

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

The rules include new risk-based capital and leverage ratios, which became effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to Wellesley Bank and Wellesley Bancorp are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Business and Investment Activities. Under federal law, all state-chartered FDIC-insured banks have been limited in their activities as principal and in their debt and equity investments to the type and the amount authorized for national banks, notwithstanding state law. Federal law permits exceptions to these limitations. For example, certain state-chartered cooperative banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq Global Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is the lesser of 100.0% of Tier 1 capital or the maximum amount permitted by Massachusetts law. Any such grandfathered authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk or upon the occurrence of certain events such as the cooperative bank’s conversion to a different charter.

The FDIC is also authorized to permit state banks to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the FDIC insurance fund. The FDIC has adopted regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 specified that a state bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary,” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has at least 5% leverage capital, 8% Tier 1 risk-based capital, 10% total risk-based capital and 6.5% common equity Tier 1 risk-based capital. An institution is “adequately capitalized” if it has at least 4% leverage capital, 6% Tier 1 risk-based capital, 8% total risk-based capital and 4.5% common equity Tier 1 risk-based capital. An institution is “undercapitalized” if it has less than 4% leverage capital, 6% Tier 1 risk-based capital, 8% total risk-based capital or 4.5% common equity Tier 1 risk-based capital. An institution is deemed to be “significantly undercapitalized” if it has less than 3% leverage capital, 4% Tier 1 risk-based capital, 6% total risk-based capital or 3% common equity Tier 1 risk-based capital. An institution is considered to be “critically undercapitalized” if it has less than 2% tangible capital.

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

Enforcement. The FDIC has extensive enforcement authority over insured state banks, including Wellesley Bank. That enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The FDIC also has authority under federal law to appoint a conservator or receiver for an insured bank under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state nonmember bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.”

Federal Insurance of Deposit Accounts. Deposit accounts in Wellesley Bank are insured by the FDIC’s Deposit Insurance Fund, generally up to a maximum of $250 thousand per separately insured depositor, pursuant to changes made permanent by the Dodd-Frank Act. The FDIC assesses insured depository institutions to maintain the Deposit Insurance Fund. No institution may pay a dividend if in default of its deposit insurance assessment.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned.

The FDIC may adjust rates uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking. No institution may pay a dividend if in default of the FDIC assessment.

A material increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Wellesley Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of Wellesley Bank’s deposit insurance.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish or acquire branches and merge with other depository institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Wellesley Bank’s most recent FDIC CRA rating was “Satisfactory.”

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

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts, primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts. For 2015, the regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $103.6 million; a 10% reserve ratio is applied above $103.6 million. The first $14.5 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually and for 2016, will require a 3% ratio for up to $110.2 million and an exemption of $15.2 million. Wellesley Bank complies with the foregoing requirements.

Federal Home Loan Bank System. Wellesley Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston, Wellesley Bank is required to acquire and hold a specified amount of shares of capital stock in the Federal Home Loan Bank of Boston. As of December 31, 2015, Wellesley Bank was in compliance with this requirement.

Other Regulations

Some interest and other charges collected or contracted by Wellesley Bank are subject to state usury laws and federal laws concerning interest rates and charges. Wellesley Bank’s operations also are subject to state and federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; and

•	Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies; and

The operations of Wellesley Bank also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, as well as Chapter 167B of the General Laws of Massachusetts, that govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Electronic Check Clearing for the 21st Century Act (also known as “Check 21”), which allows banks to create and receive “substitute checks” (paper reproduction of the original check), and discloses the customers rights regarding “substitute checks” pertaining to these items having the “same legal standing as the original paper check”;

•	Gramm-Leach-Bliley Act privacy statute which requires each depository institution to disclose its privacy policy, identify parties with whom certain nonpublic customer information is shared and provide customers with certain rights to “opt out” of disclosure to certain third parties;

•	Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expanded the responsibilities of financial institutions, in preventing the use of the United States financial system to fund terrorist activities. Among other things, the USA PATRIOT Act and the related regulations required banks operating in the United States to develop anti-money laundering compliance programs, due diligence policies and controls to facilitate the detection and reporting of money laundering;

•	The Fair and Accurate Reporting Act of 2003, as an amendment to the Fair Credit Reporting Act, as noted previously, which includes provisions to help reduce identity theft by providing procedures for the identification, detection, and response to patterns, practices, or specific activities—known as “red flags”; and

•	Truth in Savings Act, which establishes the requirement for clear and uniform disclosure of terms and conditions regarding interest and fees to help promote economic stability, competition between depository institutions, and allow the consumer to make informed decisions.

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

The Federal Reserve Board has established capital requirements generally similar to the capital requirements for state member banks described above, for bank holding companies. The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. In 2013, the Federal Reserve Board issued a final rule implementing new capital standards for all bank holding companies with $500 million or more in total consolidated assets. See “—Federal Regulations—Capital Requirements.” On April 9, 2015, the Board of Governors of the Federal Reserve System adopted final amendments to the Small Bank Holding Company Policy Statement. This final rule raises the asset threshold to qualify under the policy statement from $500 million to $1 billion in total assets, expands the statement’s scope to include savings and loan holding companies, revises the applicability of the board’s regulatory capital rules and revises certain reporting requirements. The policy statement facilitates the transfer of ownership of small community banks by allowing their holding companies to operate with higher levels of debt than would otherwise be permitted. Eligible companies must also meet certain qualitative requirements with respect to nonbanking activities, off-balance sheet activities, and publicly-registered debt and equity.

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

The Federal Deposit Insurance Act makes depository institutions liable to the FDIC for losses suffered or anticipated by the insurance fund in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. That law would have potential applicability if Wellesley Bancorp ever held as a separate subsidiary a depository institution in addition to Wellesley Bank.

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

Federal Income Taxation

General. We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have not been audited in the most recent five year period. For its 2015 fiscal year, Wellesley Bank’s maximum federal income tax rate was 34.0%.

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

Executive Officers of the Registrant

The executive officers of Wellesley Bancorp, Inc. and Wellesley Bank are elected annually by the board of directors and serve at the board’s discretion. The executive officers of Wellesley Bancorp and Wellesley Bank are:

Name	Position

Thomas J. Fontaine	President and Chief Executive Officer of both Wellesley Bancorp and Wellesley Bank

Louis P. Crosier	President, Wellesley Investment Partners, LLC.

Gary P. Culyer	Chief Financial Officer and Treasurer of Wellesley Bancorp and Senior Vice President and Chief Financial Officer of Wellesley Bank

Ralph L. Letner	Senior Vice President and Chief Lending Officer of Wellesley Bank

Eloise C. Thibault	Corporate Secretary of Wellesley Bancorp and Vice President and Treasurer of Wellesley Bank

Below is information regarding our executive officers who are not also directors. Ages presented are as of December 31, 2015.

Louis P. Crosier has served as President of Wellesley Investment Partners since September 2014. Prior to joining Wellesley Investment Partners, Mr. Crosier was senior managing director at Windhaven Investment Management from October 2011 to December 2012. Prior to Windhaven, Mr. Crosier was Managing Principal of Windward Investment Management from September 2002 to October 2010. Mr. Crosier was also previously a Vice President in the Wealth Management Division of Goldman Sachs & Co. Age 50.

Gary P. Culyer has served as Senior Vice President and Chief Financial Officer of Wellesley Bank since August 2011. Prior to joining Wellesley Bank, Mr. Culyer served as Executive Vice President and Chief Financial Officer of Dedham Institution for Savings in Dedham, Massachusetts from January 1986 to February 2011. Mr. Culyer is a Certified Public Accountant. Age 64.

Ralph L. Letner has served as Senior Vice President and Chief Lending Officer of Wellesley Bank since May 2014. Mr. Letner served as Senior Vice President/Commercial Team Leader at Boston Private Bank and Trust Company in Boston, Massachusetts from July 2010 to May 2014. Prior to that, Mr. Letner held several positions over 12 years at Citizens’ Bank in Boston, Massachusetts. Age 56.

Eloise C. Thibault serves as Senior Vice President and Treasurer of Wellesley Bank and has been employed by Wellesley Bank since April 1990. Age 58.

Item 1A. Risk Factors

We make and hold in our portfolio construction loans, including speculative construction loans, which are considered to have greater credit risk than other types of residential loans.

We originate construction loans for residential properties and commercial real estate properties, including properties built on speculative, undeveloped property by builders and developers who have not identified a buyer for the completed residential or commercial real estate property at the time of loan origination. At December 31, 2015, $94.9 million, or 18.5%, of our loan portfolio consisted of construction loans. Construction loans secured by speculative residential loan projects totaled $73.8 million, or 14.4% of our loan portfolio; loans secured by owner-occupied residential real estate, totaled $19.3 million, or 3.8% of our loan portfolio; and loans that were secured by speculative commercial loan projects totaled $1.9 or 0.4% of our loan portfolio. While construction lending is an important part of our business strategy, we expect this portfolio to remain at approximately the same level of the total loan portfolio as it is currently.

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

At December 31, 2015, $126.8 million, or 24.7%, of our loan portfolio consisted of commercial real estate and commercial business loans. Commercial loans generally expose a lender to greater risk of nonpayment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan. Further, unlike residential mortgage loans or commercial real estate loans, commercial business loans may be secured by collateral other than real estate, the value of which may be more difficult to appraise, and may be more susceptible to fluctuation in value.

Our level of nonperforming loans and classified assets expose us to increased risk of loss. Also, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

At December 31, 2015, loans that were internally classified as either special mention, substandard, doubtful or loss totaled $8.5 million, representing 1.6% of total loans. Included in the total of internally classified loans are nonperforming loans of $1.5 million, representing 0.3% of total loans. If these loans do not perform according to their terms and the value of the collateral is insufficient to pay the remaining loan balance or if the economy and/or the real estate market weakens, we could experience loan losses or be required to record additional provisions to our allowance for loan losses, either of which could have a material adverse effect on our operating results. Like all financial institutions, we maintain an allowance for loan losses at a level representing management’s best estimate of inherent losses in the portfolio based upon management’s evaluation of the portfolio’s collectibility as of the corresponding balance sheet date. However, our allowance for loan losses may be insufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

At December 31, 2015, our allowance for loan losses totaled $5.1 million, which represented 1.0% of total loans and 349.4% of nonperforming loans. Our regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to increase the allowance for loan losses by recognizing additional provisions for loan losses charged to income, or to charge off loans, which, net of any recoveries, would decrease the allowance for loan losses. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our operating results.

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow. A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and elevated unemployment levels may result in higher than expected loan delinquencies, increases in our non-performing and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations. Our non-performing assets and troubled debt restructurings totaled $1.5 million, $6.4 million, and $6.2 million at December 31, 2015, 2014 and 2013, respectively. The resolution of problem assets has been exacerbated by the lengthy foreclosure process in Massachusetts and extended workout plans with certain borrowers. As we work through the resolution of these assets, economic problems may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

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

At December 31, 2015, $256.5 million, or 50.1% of our loan portfolio, consisted of residential mortgage loans and $34.0 million, or 6.6% of our loan portfolio consisted of home equity lines of credit. We intend to continue to emphasize and grow these categories of loans, in particular residential mortgage loans. Real estate values are susceptible to price volatility during changing economic conditions. Declines in real estate values could cause some of our residential mortgage and home equity lines of credit to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

We face a high level of competition both in making loans and attracting deposits within our primary markets. This competition may make it difficult for us to make new loans and may force us to offer lower loan rates and higher deposit rates. Pricing competition for loans and deposits might result in our earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. At June 30, 2015, which is the most recent date for which data is available from the FDIC, we held 1.7% of the deposits in Norfolk County, which was the 14th largest market share among the 48 financial institutions with offices in Norfolk County. At June 30, 2015, we also held 13.2% of the deposits in the town of Wellesley, which was the third largest market share among the 16 financial institutions with offices in Wellesley. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

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

We have experienced significant growth since our initial public offering in January 2012, and we expect growth to continue at a more moderate rate in the future, at levels commensurate with maintaining adequate regulatory capital. Expected growth in our assets, our deposits and the scale of our operations, may come from organic growth or acquisitions. We opened our fourth full- service branch in Boston in the fourth quarter of 2013 and relocated our wealth management subsidiary to separate office space in Wellesley in the fourth quarter of 2014. However, achieving our growth targets requires us to successfully execute our business strategies. As a full-service community banking institution, our business strategies include continuing to expand our loan portfolio with more residential mortgage lending and larger commercial lending relationships, and increased emphasis on competitive lower cost deposit products, in particular business deposit and checking products. Our ability to successfully grow and achieve our objectives will also depend on the continued availability of lending opportunities that meet our stringent underwriting standards. If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business and prospects could be adversely affected.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) enacted in 2010 created a significant shift in the way financial institutions operate. Additionally, the Dodd-Frank Act created the Consumer Financial Protection Bureau to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. However, institutions with less than $10.0 billion in assets will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators. As required by the Dodd-Frank Act, the federal banking regulators have proposed new consolidated capital requirements that will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in Wellesley Bank that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008 and 2009. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs. Any future legislative changes could have a material impact on our profitability, the value of assets held for investment or the value of collateral for loans. Future legislative changes could also require changes to business practices or force us to discontinue businesses and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.

New capital rules generally require insured depository institutions and their holding companies to hold more capital. The impact of new rules on our financial condition and operations is uncertain but could be materially adverse.

In 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Under the new capital standards, to be well-capitalized, Wellesley Bank is required to have a common equity to Tier 1 capital ratio of 6.5% and a Tier 1 capital ratio of 8.0%. The final rule became effective for Wellesley Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

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

Wellesley Bank is subject to extensive government regulation, supervision and examination by the FDIC and the Massachusetts Commissioner of Banks. Wellesley Bancorp is also subject to regulation and supervision by the Federal Reserve Board. Such regulation, supervision and examination govern the activities in which we may engage and are intended primarily for the protection of the deposit insurance fund and our depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

A significant percentage of our common stock is held by our directors, executive officers and employee benefit plans which, if voted together, could prevent actions requiring a supermajority vote, such as the amendment of certain provisions of the articles of incorporation and bylaws.

As of December 31, 2015, our directors and executive officers, together with their associates, own 13.3% of Wellesley Bancorp’s outstanding shares of common stock. In addition, our employee stock ownership plan owns 7.7% of our outstanding common stock. As a result, approximately 21.0% of our outstanding shares are held by our directors, executive officers and our employee stock ownership plan. The articles of incorporation and bylaws of Wellesley Bancorp contain supermajority voting provisions that require that the holders of at least 75% of Wellesley Bancorp’s outstanding shares of voting stock approve certain actions including, but not limited to, the amendment of certain provisions of Wellesley Bancorp’s articles of incorporation and bylaws. If our directors and executive officers and benefit plans hold more than 25% of our outstanding common stock, the shares held by these individuals and benefit plans could be voted in a manner that would ensure that the 75% supermajority needed to approve such actions could not be attained.

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

Provisions of the articles of incorporation and bylaws of Wellesley Bancorp, state corporate law and federal and state banking regulations may make it more difficult for companies or persons to acquire control of Wellesley Bancorp. Consequently, our stockholders may not have the opportunity to participate in such a transaction and the trading price of our common stock may not rise to the level of other institutions that are more vulnerable to hostile takeovers. The factors that may discourage takeover attempts or make them more difficult include:

●	Articles of incorporation and bylaws. Provisions of the articles of incorporation and bylaws of Wellesley Bancorp that may make it more difficult and expensive to pursue a takeover attempt that the board of directors opposes include;

•	supermajority voting requirements for changes to certain provisions of the articles of incorporation and bylaws, which makes it more difficult for shareholders to change provisions of our governing documents;

•	a limitation on the right to vote shares, which prohibits any person who owns in excess of 10% of the outstanding shares of Wellesley Bancorp common stock from any vote with respect to the shares held in excess of the limit;

•	the election of directors to staggered terms of three years, which makes it more difficult and time consuming for a shareholder group to fully use its voting power to gain control of the board of directors at a single annual meeting of shareholders without the consent of the incumbent board of directors of Wellesley Bancorp;

•	the removal of directors only for cause, which makes it more difficult for shareholders to remove directors and replace them with their own nominees;

•	the absence of cumulative voting by stockholders in the election of directors, which may prevent a shareholder from electing nominees opposed by the board of directors of Wellesley Bancorp;

•	provisions restricting the calling of special meetings of stockholders, which delays consideration of shareholder proposal until the next annual meeting; and

•	provisions regarding the timing and content of stockholder proposals and nominations, which gives our board of director’s time to consider the qualifications of proposed nominees, the merits of the proposals and, to the extent deemed necessary or desirable by our board of directors, to inform shareholders and make recommendations about those matters.

●	Massachusetts and federal banking regulations and Maryland corporate law. State corporate law and federal banking regulations place limitations on the acquisition of certain percentages of our common stock and impose restrictions on certain significant stockholders.

Our contribution to the Wellesley Bank Charitable Foundation may not be tax deductible, which could decrease our profits.

We believe that the contribution carryforward related to the Wellesley Bank Charitable Foundation, in the amount of approximately $572 thousand at December 31, 2015, will be deductible for federal income tax purposes in future periods. However, we may not have sufficient profits to be able to use the deduction fully. If it is more likely than not that we will be unable to use the entire deduction, we will be required to establish a valuation allowance related to that portion of the deferred tax asset that is not deemed to be realizable. The contribution carryforward expires on December 31, 2017.

We are dependent on our information technology and telecommunications systems and third-party servicers; systems failures, interruptions or breaches of security could have a material adverse effect on us.

Our business is dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us.

Our third-party service providers may be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We may be required to expend significant additional resources to protect against the threat of such security breaches and computer viruses, or to alleviate problems caused by such security breaches or viruses. To the extent that the activities of our third-party service providers or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation and other possible liabilities.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners; and personally identifiable information of our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We, our customers, and other financial institutions with which we interact, are subject to ongoing, continuous attempts to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties; disrupt our operations and the services we provide to customers; damage our reputation; and cause a loss of confidence in our products and services, all of which could adversely affect our business, revenues and competitive position. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses.

To remain competitive, we must keep pace with technological change.

Financial products and services have become increasingly technology-driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on the ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of our competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so could have a material adverse impact on our business and therefore on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2015, we conducted business through our executive office, three full-service branch offices located in Wellesley, Massachusetts, one limited service office in Needham, one full-service branch office in Boston, and separately, our wealth management offices located in Wellesley. We own our Central Street branch office. In addition, a sixth full-service banking office in Newton Centre is expected to open in the spring of 2016. We lease our Church Street executive office (subject to a renewable lease that expires in 2018), our Linden Street branch office (subject to a lease that expires in 2022), our Washington Street branch office (subject to a lease that expires in 2021, subject to renewal options that could extend through 2031), our wealth management office (subject to a lease that expires in 2021 with renewal options through 2026), and our Boston branch office (subject to a lease that expires in 2023, with renewal options that could extend through 2033). At December 31, 2015, the total net book value of our land, buildings, furniture, fixtures and equipment was $3.5 million.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity and Related Stockholder Matters

Wellesley Bancorp’s common stock is listed on the Nasdaq Capital Market under the trading symbol “WEBK.” The following table sets forth the high and low sales prices of the common stock and dividends paid per share for each of the quarters in the years ended December 31, 2014 and 2015.

	High	Low	Dividends Paid Per Share
Year Ended December 31, 2015:
Fourth Quarter	$19.40	$18.32	$0.030
Third Quarter	20.33	18.75	0.030
Second Quarter	20.59	18.29	0.030
First Quarter	19.24	18.54	0.025

	High	Low	Dividends Paid Per Share
Year Ended December 31, 2014:
Fourth Quarter	$19.63	$17.52	$0.025
Third Quarter	19.27	18.43	0.025
Second Quarter	19.49	17.75	0.025
First Quarter	20.00	18.31	—

As of March 15, 2016, there were approximately 300 holders of record of the Company’s common stock. We believe the number of beneficial owners of our common stock is greater than the number of record holders because a large amount of our common stock is held of record through brokerage firms in “street name.”

Issuer Purchases of Equity Securities

The Company announced a stock repurchase program on October 31, 2012. Under the stock repurchase program, the Company is authorized to repurchase up to 96,286 shares, or approximately 4.0%, of the Company’s outstanding common stock. At December 31, 2015, the Company had repurchased and retired 40,535 shares. No shares were purchased during the year ended December 31, 2015.

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

Dividends from Wellesley Bancorp may depend, in part, upon receipt of dividends from Wellesley Bank because Wellesley Bancorp has no source of income other than dividends from Wellesley Bank and earnings from investment of net proceeds from the offering retained by Wellesley Bancorp. Massachusetts banking law and FDIC regulations limit distributions from Wellesley Bank to Wellesley Bancorp. See “Regulation and Supervision—Massachusetts Banking Laws and Supervision—Dividends” and “—Federal Regulations—Prompt Corrective Regulatory Action.” In addition, Wellesley Bancorp is subject to the Federal Reserve Board’s policy that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by Wellesley Bancorp appears consistent with its capital needs, asset quality and overall financial condition. See “Regulation and Supervision—Holding Company Regulation.”

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

Item 6. Selected Financial Data

The summary consolidated financial information presented below is derived in part from our audited consolidated financial statements. The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes beginning on page F-1. The information at December 31, 2015 and 2014 and for the years then ended is derived in part from the audited consolidated financial statements of Wellesley Bancorp that appear elsewhere in this Annual Report on Form

10-K.

	At December 31,
(In thousands)	2015	2014	2013	2012	2011

Selected Financial Condition Data:
Total assets	$621,182	$535,115	$458,520	$376,048	$303,148
Cash and short-term investments	28,178	19,271	19,067	18,218	33,524
Securities available for sale	62,434	52,681	36,672	39,256	36,088
Loans held for sale	1,131	537	825	9,130	—
Loans receivable, net	507,307	443,346	383,718	294,091	221,877
Deposits	463,738	422,245	357,518	298,059	245,246
Stock subscriptions	—	—	—	—	19,666
Short-term borrowings	20,000	2,000	9,000	—	7,059
Long-term debt	72,860	59,500	43,500	31,500	7,500
Subordinated debentures	9,734	—	—	—	—
Total equity/surplus	52,178	49,346	46,789	44,971	22,731

	Years Ended December 31,
(In thousands)	2015	2014	2013	2012	2011

Operating Data:
Interest and dividend income	$22,085	$19,545	$16,660	$14,120	$12,964
Interest expense	3,690	3,425	2,785	2,578	2,703
Net interest income	18,395	16,120	13,875	11,542	10,261
Provision for loan losses	475	640	500	550	900
Net interest income, after provision for loan losses	17,920	15,480	13,375	10,992	9,361
Noninterest income	1,226	959	949	930	497
Noninterest expenses (1)	14,845	13,558	10,699	10,299	6,713
Income before income taxes	4,301	2,881	3,625	1,623	3,145
Provision for income taxes	1,652	1,104	1,405	524	1,140
Net income	$2,649	$1,777	$2,220	$1,099	$2,005

(1)	Noninterest expense in 2012 includes the charitable contribution pre-tax expense of $1.8 million related to the Company’s contribution of stock and cash to the Wellesley Bank Charitable Foundation in connection with the Conversion.

	At or For the Years Ended December 31,
	2015	2014	2013	2012	2011
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.46%	0.36%	0.55%	0.33%	0.74%
Return on average equity	5.21	3.70	5.09	2.61	9.39
Interest rate spread (1)	3.16	3.22	3.37	3.41	3.74
Net interest margin (2)	3.31	3.37	3.54	3.63	3.94
Noninterest expense to average assets (3)	2.60	2.77	2.66	3.14	2.49
Efficiency ratio (4)	75.66	79.38	72.17	83.23	62.50
Average interest-earning assets to average interest-bearing liabilities	122.34	121.33	123.91	127.26	119.74
Average equity to average total assets	8.90	9.80	10.84	12.82	7.90
Basic earnings per share (5)	$1.14	$0.78	$0.97	N/A	N/A
Diluted earnings per share (5)	$1.14	$0.77	$0.97	N/A	N/A
Dividends per share	$0.115	$0.075	N/A	N/A	N/A
Dividend payout ratio	10.00%	9.68%	N/A	N/A	N/A

Asset Quality Ratios:
Nonperforming assets to total assets	0.24%	0.90%	0.82%	0.93%	2.27%
Nonperforming loans to total loans	0.29	1.08	0.98	1.18	3.06
Allowance for loan losses to nonperforming loans	349.2	98.99	112.50	109.52	49.25
Allowance for loan losses to total loans	1.00	1.06	1.09	1.29	1.51
Net charge-offs to average loans outstanding during the period	0.02	0.03	0.04	0.04	0.09

Capital Ratios:
Total capital to risk-weighted assets (6)	14.20%	12.88%	12.10%	13.95%	11.91%
Common equity Tier 1 capital to risk-weighted assets (6)	13.03	N/A	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets (6)	13.03	11.67	10.87	12.69	10.65
Tier 1 capital to total average assets (6)(7)	9.40	8.58	8.31	9.25	7.81

Other Data:
Number of full service offices	5	4	4	3	2

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Noninterest expense in 2012 includes the charitable contribution pre-tax expense of $1.8 million related to the Company’s contribution of stock and cash to the Wellesley Bank Charitable Foundation in connection with the Conversion.
(4)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities and loss on the early extinguishment of debt.
(5)	The conversion was completed on January 25, 2012. Accordingly, as shares were not outstanding for the entire year, no earnings per share information is presented for the year ended December 31, 2012 or for any earlier period.
(6)	Capital ratios reflect the Bank-only capital position at the end of all periods presented as the Company is not currently required to report regulatory capital requirements.
(7)	Average assets represent average assets for the most recent quarter within the respective period.

N/A-Not Applicable

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

Expenses. The noninterest expenses we incur in operating our business consist of salaries and employee benefits, occupancy and equipment, data processing, federal deposit insurance, professional fees, advertising and marketing, and other general and administrative expenses.

Salaries and employee benefits consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits. We recognize annual employee compensation expenses stemming from our Employee Stock Ownership Plan (“ESOP”) and our equity incentive plan. The actual amount of stock-related compensation and benefit expenses related to the ESOP is based on the fair market value of the shares of our common stock at specific points in time.

Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, rental expenses, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities. Depreciation of premises and equipment is computed using a straight-line method based on the estimated useful lives of the related assets, which range from three to 40 years, or the expected lease terms, if shorter.

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

Federal deposit insurance premiums are payments we make to the FDIC for insurance of our deposit accounts.

Professional fees include consulting fees and expenses associated with being a public company which consist primarily legal and accounting fees, expenses of stockholder communications and meetings, and stock exchange listing fees.

Advertising and marketing expense includes costs associated with design and delivery of promotional material through a variety of media related to products and services we make available to our customers.

Other general and administrative expenses include office supplies, postage, insurance, board of directors and committee fees, and other miscellaneous operating expenses.

Business Strategy

Our primary objective is to operate and grow a profitable community-oriented financial institution serving customers in our primary market areas. We have sought to achieve this through the adoption of a business strategy designed to maintain a strong capital position and high asset quality. Our operating strategy includes the following:

Increasing our deposit market share within our primary markets in eastern Massachusetts. Since its inception in 1911, Wellesley Bank has primarily served the town of Wellesley, Massachusetts and the immediate surrounding communities. Despite considerable competition from larger financial institutions with greater resources than Wellesley Bank, we have made significant progress in recent years to increase our market presence in the town of Wellesley and in the greater Boston metropolitan area. Our deposits have increased $41.5 million, or 9.8%, from $422.2 million at December 31, 2014 to $463.7 million at December 31, 2015. At June 30, 2015 (the latest data available), we had 13.2% of the deposits in the town of Wellesley, which represented the third largest market share out of 16 financial institutions with branches in the town of Wellesley. We believe Wellesley and the surrounding market area will continue to provide opportunities for growth. We expanded our market presence into Boston through a full-service office that opened in November 2013 and have announced plans to open a new full service banking office in Newton Centre in the spring of 2016.

Continuing to emphasize our commercial real estate lending, commercial business lending, and construction lending, as well as increasing our commercial business depository relationships in our market area. We have worked to increase our commercial relationships by diversifying our loan portfolio beyond residential mortgage loans and offering business deposit and checking products. Since December 31, 2014, our commercial real estate, construction and commercial business loan portfolio increased $35.3 million, or 18.9%, and at December 31, 2015 was 43.3% of our total loan portfolio. In connection with the increase in our commercial business loan portfolio, we also have focused on providing a full banking relationship and, as a result, experienced an increase in our business deposit and checking accounts. Our business checking accounts increased $1.5 million, or 2.5% during 2015 and $11.5 million, or 22.5% during 2014, and represented 13.8% of our total deposits as of December 31, 2015. In addition, we continue to expand and develop our cash management products, and on-line and mobile banking solutions to better serve our commercial customers.

Increasing our residential mortgage lending in our market area. We believe there are opportunities to increase residential mortgage lending in our market areas. The town of Wellesley and its surrounding communities have a sound economy and were not as negatively impacted by the 2008-2009 recession as other regions of the United States. As a result, the demand for residential mortgage loans in our market area, in particular larger “jumbo” loans, has not been as impacted by that downturn in the economy. In addition to our traditional markets in the town of Wellesley and surrounding communities, our lending territory currently includes sections of Boston in Suffolk County and Cambridge in Middlesex County which we believe provides additional lending opportunities and further diversifies our residential loan portfolio.

Continuing conservative underwriting practices while maintaining a high quality loan portfolio. We believe that strong asset quality is a key to long-term financial success. We have sought to maintain a high level of asset quality and manageable credit risk by using conservative underwriting standards and by diligent monitoring and collection efforts. Nonperforming loans decreased from $4.8 million at December 31, 2014 to $1.5 million at December 31, 2015. At December 31, 2015, nonperforming loans were 0.3% of the total loan portfolio and 0.2% of total assets. The decrease in nonperforming loans was the result of our upgrading of two significant loan relationships to performing status following extended periods of prompt payment on the part of the borrowers and improved collateral positions supporting the outstanding loans. We intend to increase our commercial real estate, construction and commercial business lending, while continuing our philosophy of managing large loan exposures through conservative loan underwriting and sound credit administration standards.

Seeking to enhance fee income by growing investment advisory services. Our profits rely heavily on the spread between the interest earned on loans and securities and interest paid on deposits and borrowings. In order to decrease our reliance on net interest income, we have pursued initiatives to increase noninterest income. In particular, we offer a full array of investment advisory services for individuals, nonprofits, institutions, and endowments through our wholly-owned subsidiary, Wellesley Investment Partners, LLC, a registered investment advisor. Investment management fees relating to our investment advisory services totaled $516 thousand, $429 thousand and $391 thousand for the years ended December 31, 2015, 2014 and 2013, respectively. We appointed a new president of Wellesley Investment Partners in the fourth quarter of 2014 and have augmented our business development efforts and research and support functions with a number of key individuals as we intend to grow and develop this aspect of our business.

Emphasizing lower cost core deposits and accessing a wider network of funding sources to maintain low funding costs. We seek to increase net interest income by controlling our funding costs. Over the past several years, we have sought to reduce our dependence on traditional higher cost certificates of deposits in favor of stable lower cost demand deposits. We have utilized additional product offerings, technology and a focus on customer service in working toward this goal. In addition, we intend to seek demand deposits by growing commercial banking relationships. Core deposits (demand, NOW, money market and savings accounts) comprised 60.6% of our total deposits at December 31, 2015, as compared to 66.1% at December 31, 2014 and 55.4% at December 31, 2013. While our focus and strategy will be to continue to emphasize core deposits and relationship banking, we have occasionally utilized our ability to grow certificates of deposit during times of greater loan demand as a means to support loan growth. We do this through our retail certificate offerings and we participate in a national market clearinghouse for placing competitively priced certificates of deposits with financial institutions, nonprofits and other corporate participants. National market certificates of deposit are often less costly funds than local market retail certificates, and may provide access to a wider range of maturities than retail funds. In addition, we have expanded our use of borrowings from the Federal Home Loan Bank of Boston (“FHLB”) to provide funds in support of commercial loans and short-term liquidity needs at relatively lower cost than retail deposits. Balances of FHLB advances have increased $31.4 million from December 31, 2014 to $92.9 million at December 31, 2015.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: the likelihood of default; the loss exposure at default; the amount and timing of future cash flows on impaired loans; the value of collateral; and the determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the FDIC and Massachusetts Commissioner of Banks, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See notes 1 and 6 of the notes to consolidated financial statements included in this document.

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

Balance Sheet Analysis

General. Total assets increased $86.1 million, or 16.1%, from $535.1 million at December 31, 2014 to $621.2 million at December 31, 2015. Total assets increased primarily due to an increase in net loans of $64.0 million, or 14.4%, and an increase in securities available for sale. Securities available for sale increased $9.8 million to $62.4 million, primarily due to purchases of corporate bonds, government-sponsored enterprise obligations, and residential mortgage-backed securities.

Loans. Net loans increased $64.0 million, or 14.4%, from $443.3 million at December 31, 2014 to $507.3 million at December 31, 2015. The increase in loans was due primarily to an increase of $23.2 million, or 9.9%, in residential real estate loans, as we retain in portfolio the majority of loans originated. Adjustable-rate residential mortgage loans increased $25.4 million, or 12.0%, to $238.1 million while fixed-rate residential loans decreased $2.2 million, or 10.8%, ending the year at $18.4 million. We continue to sell conforming longer-term fixed-rate residential loans that we have originated, while retaining adjustable-rate mortgages in portfolio. For the years ended December 31, 2015 and 2014, residential mortgage loans originated and sold to investors totaled $22.3 million, and $19.3 million in 2014, respectively. In 2015, $20.6 million of adjustable rate residential mortgage loans were sold from portfolio. Commercial real estate loans increased $8.4 million, or 8.9%, during 2015 to $103.1 million at December 31, 2015. The increase in commercial real estate loans reflects our continued emphasis on originating these types of loans and increased loan demand. Construction loans increased $22.2 million, or 30.6%, to $94.9 million. Permanent construction loans, or those loans financing construction of owner-occupied residential properties, totaled $19.3 million at December 31, 2015, while speculative construction loans on residential properties, representing loans to builders, totaled $75.6 million at December 31, 2015. The increase in construction loan balances generally was due to strong demand for new home construction within our primary markets.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2015		2014		2013
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential mortgage	$256,470	50.05%	$233,272	52.05%	$181,719	46.82%
Commercial real estate	103,106	20.11	94,699	21.13	82,367	21.22
Construction	94,886	18.52	72,668	16.22	80,103	20.64
Total real estate loans	454,462	88.68	400,639	89.40	344,189	88.68

Commercial loans	23,681	4.62	19,053	4.25	16,430	4.23
Consumer loans:
Home equity lines of credit	34,083	6.65	28,153	6.28	27,092	6.98
Other	256	0.05	292	0.07	415	0.11
Total loans	512,482	100.00%	448,137	100.00%	388,126	100.00%
Less:
Deferred loan origination fees, net	(63)		(53)		(195)
Allowance for loan losses	(5,112)		(4,738)		(4,213)
Net loans	$507,307		$443,346		$383,718

	At December 31,
	2012		2011
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
Residential mortgage	$130,565	43.78%	$80,226	35.56%
Commercial real estate	80,200	26.89	71,880	31.86
Construction	48,158	16.15	39,267	17.40
Total real estate loans	258,923	86.82	191,373	84.82

Commercial loans	15,725	5.28	13,262	5.88
Consumer loans:
Home equity lines of credit	23,111	7.75	20,463	9.07
Other	455	0.15	512	0.23
Total loans	298,214	100.00%	225,610	100.00%
Less:
Deferred loan origination fees, net	(279)		(381)
Allowance for loan losses	(3,844)		(3,396)
Net loans	$294,091		$221,833

Loan Maturity. The following table sets forth certain information at December 31, 2015 regarding scheduled contractual maturities. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude net deferred loan fees.

	December 31, 2015
(In thousands)	Residential Mortgage Loans	Commercial Real Estate Loans	Construction Loans	Commercial Loans	Consumer Loans	Total Loans
Amounts due in:
One year or less	$—	$4,413	$44,498	$9,301	$2,007	$60,219
More than one year to five years	202	4,439	31,042	5,280	6,543	47,506
More than five years	256,268	94,254	19,346	9,100	25,789	404,757
Total	$256,470	$103,106	$94,886	$23,681	$34,339	$512,482

Fixed vs. Adjustable Rate Loans. The following table sets forth the dollar amount of all scheduled maturities of loans at December 31, 2015 that are due after December 31, 2016 and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude net deferred loan fees.

(In thousands)	Fixed Rates	Floating or Adjustable Rates	Total
Real estate loans:
Residential mortgage	$17,496	$238,974	$256,470
Commercial real estate	16,004	82,689	98,693
Construction	29,326	21,062	50,388
Commercial loans	8,887	5,493	14,380
Consumer loans	2,272	30,060	32,332
Total	$73,985	$378,278	$452,263

Securities. Our securities portfolio consists primarily of residential mortgage-backed securities issued by U.S. government agencies and government sponsored enterprises, corporate debt securities, SBA and other asset-backed securities and municipal bonds. Securities available for sale increased by $9.8 million, or 18.5%, to $62.4 million for the year ended December 31, 2015 primarily due to the purchases of corporate bonds, residential mortgage-backed securities, and government-sponsored enterprise obligations. The increase in securities available for sale reflects our desire to maintain appropriate levels of high quality liquid investments with terms and characteristics that complement our lending activities.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2015		2014		2013
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Residential mortgage-backed securities:
Government National Mortgage Association	$4,563	$4,624	$5,812	$5,975	$7,673	$7,831
Government-sponsored enterprises	11,984	12,077	10,806	11,001	9,622	9,682
SBA and other asset-backed securities	11,680	11,756	12,761	12,897	5,089	5,014
State and municipal bonds	7,231	7,409	5,706	5,871	4,025	4,120
Government-sponsored enterprise obligations	10,002	9,913	6,500	6,496	2,060	2,014
Corporate bonds	16,724	16,655	10,424	10,441	7,932	8,011
Total securities available for sale	$62,184	$62,434	$52,009	$52,681	$36,401	$36,672

At December 31, 2015, we had no investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government) that had an aggregate book value in excess of 10% of equity.

The following table sets forth the stated maturities and weighted average yields of debt securities at December 31, 2015. Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis. Certain mortgage related securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules, as well as monthly principal payments on mortgage- and asset-backed securities, are not reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Residential mortgage-backed securities:
Government National Mortgage Association	$—	—%	$—	—%	$87	4.00%	$4,476	1.89%	$4,563	1.93%
Government-sponsored enterprises	—	—	492	2.49	4,739	2.30	6,753	2.63	11,984	2.37
SBA and other asset-backed securities	—	—	—	—	1,977	0.62	9,703	2.69	11,680	2.34
State and municipal bonds	315	3.76	412	3.67	4,482	2.54	2,022	3.35	7,231	2.88
Government-sponsored enterprise obligations	—	—	4,004	1.30	5,998	2.30	—	—	10,002	1.95
Corporate bonds	3,597	1.35	11,131	2.24	1,996	3.49	—	—	16,724	2.20
Total debt securities	$3,912	1.54%	$16,039	2.05%	$19,279	2.31%	$22,954	2.57%	$62,184	2.29%

Deposits. Our primary sources of funds are retail deposit accounts held primarily by individuals and businesses within our market area. Deposits increased $41.5 million, or 9.8%, during the year ended December 31, 2015 due primarily to increases in certificate of deposit accounts of $39.6 million, or 27.6%; money market accounts of $7.6 million, or 10.0%; NOW accounts of $6.7 million, or 26.3%; and noninterest bearing demand deposits of $5.8 million, or 9.8%; partially offset by a decrease in regular and other savings accounts of $18.2 million, or 15.3%. While savings accounts decreased when measured at period ends, average balances of savings accounts increased $23.4 million, or 27.1% during 2015, as compared to the prior year. During 2015, we periodically offered competitively priced term certificates of deposit to attract funds in support of our loan growth, and competitively priced money market accounts to attract new deposit relationships. Term certificate growth was also attributable to our accessing the institutional deposit markets as balances from that source grew $11.6 million or 40.0% from the prior year end. We have continued to upgrade our business online banking capabilities and focused our business development activities on client relationships across product lines.

The following table sets forth the average balances of our deposit products at the dates indicated.

	At December 31,
	2015		2014		2013
(Dollars In thousands)	Total	Percent	Total	Percent	Total	Percent
Noninterest-bearing demand deposits	$62,784	14.42%	$47,005	12.20%	$41,131	13.15%
Interest bearing deposits:
NOW	29,684	6.82	24,681	6.41	24,436	7.82
Money market	78,269	17.98	63,375	16.45	55,497	17.75
Regular and other savings	109,610	25.18	86,228	22.38	49,154	15.72
Term certificates of deposit	154,980	35.60	163,962	42.56	142,477	45.56
Total	$435,327	100.00%	$385,251	100.00%	$312,695	100.00%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2015. Jumbo certificates of deposit require minimum deposits of $250 thousand.

(In thousands)	Jumbo Certificates of Deposits
Maturity Period at December 31, 2015:
Three months or less	$3,961
Over three through six months	4,439
Over six through twelve months	25,513
Over twelve months	40,718
Total	$74,631

Borrowings. We primarily use advances from the Federal Home Loan Bank of Boston (“FHLB”) to supplement deposit growth as a source of funds for loans and securities.

Long-term debt, consisting entirely of FHLB advances, increased $13.4 million, or 22.5%, for the year ended December 31, 2015, and increased $16.0 million, or 36.8%, during the year ended December 31, 2014. Increases in FHLB advances in the years ended December 31, 2015 and 2014 were used primarily to fund residential and commercial real estate loans. We also elected to extend the maturities for new advances in a continued low interest rate environment to help reduce potential interest rate risk contained within our balance sheet.

At December 31, 2015 and 2014, short-term borrowings consisted entirely of advances from the FHLB with original maturities less than one year. Balances outstanding at December 31, 2015 were $20.0 million, an increase of $18.0 million over balances at December 31, 2014. These advances were used to fund a portion of our construction loan portfolio and to support short-term liquidity needs resulting from the timing of loan originations and irregular deposit flows.

At December 31, 2015, subordinated debt totaled $9.7 million, net of issuance costs, as a result of the sale by the Company of $10.0 million of subordinated debentures maturing in 2025 to qualified institutional investors in December 2015. The funds received from the sale will be used for general corporate purposes including the downstreaming of substantially all of the funds to the Bank in the form of additional paid-in capital which will support the continued growth objectives of the Bank.

The following table sets forth selected information regarding borrowings for the periods indicated.

	At or For the Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Short-term Borrowings:
Balance at end of the year	$20,000	$2,000	$9,000
Average balance during the year	17,166	3,897	4,233
Maximum outstanding at any month end during the year	30,000	8,000	13,000
Weighted average interest rate at end of the year	0.47%	0.36%	0.33%
Weighted average interest rate during the year	0.46%	0.33%	0.32%

Long-term Debt:
Balance at end of the year	$72,860	$59,500	$43,500
Average balance during the year	64,205	51,812	40,308
Maximum outstanding at any month end during the year	72,860	59,500	43,500
Weighted average interest rate at end of the year	1.30%	1.15%	1.14%
Weighted average interest rate during the year	1.27%	1.22%	1.27%

Subordinated Debt:
Balance at end of the year	$9,734	$—	$—
Average balance during the year	351	—	—
Maximum outstanding at any month end during the year	9,734	—	—
Weighted average interest rate at end of the year	6.18%	—%	—%
Weighted average interest rate during the year	6.18%	—%	—%

Results of Operations for the Years Ended December 31, 2015 and 2014

Overview. Net income was $2.7 million for the year ended December 31, 2015, as compared to $1.8 million for the year ended December 31, 2014, an increase of $872 thousand, or 49.1%. The increase was primarily due to increased net interest income, increased noninterest income, and a decrease in the provision for loan losses, partially offset by increased noninterest expenses.

Net Interest Income. Net interest income for the year ended December 31, 2015 totaled $18.4 million compared to $16.1 million for the year ended December 31, 2014, an increase of $2.3 million, or 14.1%. The increase in net interest income was primarily due to greater interest and dividend income which increased to $22.1 million for 2015 from $19.5 million for 2014. The average balance of interest-earning assets increased 16.3%, offset by a decrease in the average rate earned on these assets of 12 basis points. Interest income from loans and loans held for sale increased $2.2 million, or 12.0%, due to a 15.7% increase in the average balance of loans and loans held for sale, partially offset by a decrease of 14 basis points in the average rate earned on loans and loans held for sale. Interest income from taxable securities increased $240 thousand, or 33.5%, due to a 27.6% increase in the average balance of taxable securities, and an increase in the average rate earned on taxable securities of nine basis points.

Interest expense increased $265 thousand, or 7.7%, during this period primarily due to an increase of $60.3 million, or 15.3%, in the average balance of interest bearing liabilities. The average rates paid on deposits decreased by eight basis points in 2015 primarily due to lower rates paid on savings products and a shift in the mix of deposits away from higher cost term certificates. We experienced an increase in the average balance of savings accounts of 27.1% for the full year ended December 31, 2015, as compared to the prior year, while the average balance of term certificates decreased 5.5% during that period. Rates paid on savings products during that period declined 15 basis points while rates paid on term certificates declined one basis point. Similarly, balances of lower cost money market and NOW checking accounts, and interest free checking accounts also increased.

During 2015, we expanded our use of lower cost FHLB short-term borrowings which carried an average rate of 0.46%, providing cost effective funding for a portion of our construction loan portfolio and supporting liquidity needs. Balances of long-term FHLB advances also increased as they provide an effective funding source to support longer term commercial and residential real estate loans. Overall interest cost on FHLB advances increased $249 thousand, or 38.7% as compared to the prior year, while the rate paid on FHLB advances decreased six basis points to 1.10% in 2015.

The impact of the interest expense on the subordinated debt issued in December 2015 was not significant to the overall cost of funds for the year ended December 31, 2015.

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

	For the Years Ended December 31,
	2015			2014			2013
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
Interest-earning Assets:
Short-term investments	$14,273	$31	0.22%	$14,560	$33	0.22%	$12,980	$31	0.24%
Certificates of deposit	100	—	0.23	100	—	0.22	327	1	0.41
Debt securities:
Taxable	46,220	957	2.07	36,227	717	1.98	31,175	543	1.74
Tax-exempt	6,487	193	2.97	5,344	188	3.53	4,815	175	3.63
Total loans and loans held for sale	483,954	20,793	4.30	418,388	18,559	4.44	339,769	15,902	4.68
FHLB stock	4,654	111	2.38	3,350	48	1.42	2,621	8	0.34
Total interest-earning assets	555,688	22,085	3.97	477,969	19,545	4.09	391,687	16,660	4.25
Allowance for loan losses	(4,871)			(4,530)			(4,025)
Total interest-earning assets less allowance for loan losses	550,817			473,439			387,662
Noninterest-earning assets	19,099			15,763			14,763
Total assets	$569,916			$489,202			$402,425

Interest-bearing Liabilities:
Regular savings accounts	$109,610	679	0.62%	$86,228	663	0.77%	$49,154	265	0.54%
NOW checking accounts	29,684	95	0.32	24,681	86	0.35	24,436	88	0.36
Money market accounts	78,269	405	0.52	63,375	322	0.51	55,497	241	0.43
Certificates of deposit	154,980	1,596	1.03	163,962	1,710	1.04	142,477	1,666	1.17
Total interest-bearing deposits	372,543	2,775	0.74	338,246	2,781	0.82	271,564	2,260	0.83
Short-term borrowings	17,116	78	0.46	3,897	13	0.33	4,233	14	0.32
Long-term debt	64,205	815	1.27	51,811	631	1.22	40,308	511	1.27
Subordinated debt	351	22	6.18	—	—	—	—	—	—
Total interest-bearing liabilities	454,215	3,690	0.81	393,954	3,425	0.87	316,105	2,785	0.88
Noninterest-bearing demand deposits	62,784			47,005			41,131
Other noninterest-bearing liabilities	2,029			290			1,566
Total liabilities	519,028			441,249			358,802
Equity	50,888			47,953			43,623
Total liabilities and equity	$569,916			$489,202			$402,425
Net interest income		$18,395			$16,120			$13,875
Net interest rate spread (1)			3.16%			3.22%			3.37%
Net interest-earning assets (2)	$101,473			$84,015			$75,582
Net interest margin (3)			3.31%			3.37%			3.54%
Average total interest-earning assets to average total interest-bearing liabilities	122.34%			121.33%			123.91%

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

	Year Ended December 31, 2015 Compared to December 31, 2014			Year Ended December 31, 2014 Compared to December 31, 2013
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning Assets:
Short-term investments	$(1)	$(1)	$(2)	$3	$(2)	$1
Certificates of deposit	—	—	—	—	—	—
Debt securities:
Taxable	206	34	240	94	80	174
Tax-exempt	16	(11)	5	18	(5)	13
Total loans and loans held for sale	2,794	(560)	2,234	3,431	(774)	2,657
FHLB stock	1	62	63	2	38	40
Total interest-earning assets	3, 016	(476)	2,540	3,548	(663)	2,885
Interest-bearing Liabilities:
Regular savings	57	(41)	16	254	143	397
NOW checking	15	(6)	9	1	(3)	(2)
Money market	77	6	83	37	45	82
Certificates of deposit	(92)	(22)	(114)	236	(192)	44
Total interest-bearing deposits	57	(63)	(6)	528	(7)	521
Short-term borrowings	59	6	65	(1)	—	(1)
Long-term debt	159	25	184	140	(20)	120
Subordinated debt	22	—	22	—	—	—
Total interest-bearing liabilities	297	(32)	265	667	(27)	640
Increase in net interest income	$2,719	$(444)	$2,275	$2,881	$(636)	$2,245

Provision for Loan Losses. During the year ended December 31, 2015, we recorded a $475 thousand provision to the allowance for loan losses as compared to a provision of $640 thousand for the year ended December 31, 2014. The 2015 provision reflects continued strength in the regional economy, a reduction in nonperforming loans from 2014 levels, growth in our loan portfolio, and a slight change in our mix of loans as construction loans, commercial and residential real estate loans have increased as compared to the prior year.

From December 31, 2014 to December 31, 2015, nonperforming loans decreased from $4.8 million to $1.5 million while substandard, doubtful and loss rated assets decreased from $10.5 million to $8.5 million. Commercial real estate, construction, commercial business loans and home equity lines of credit, which bear higher risk, and generally larger loss reserves than our residential mortgage loans, have increased as a percentage of total loans during 2015, and remain a significant portion of our loan portfolio at 49.9% at December 31, 2015, as compared to 41.6% of total loans at December 31, 2014.

An analysis of the changes in the allowance for loan losses is presented under “—Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income. Noninterest income increased $267 thousand to $1.2 million during the year ended December 31, 2015, from $959 thousand for the year ended December 31, 2014. For 2015, wealth management fees totaled $516 thousand, an increase of $87 thousand, or 20.3%, from 2014, resulting from the growth in assets under management within our wealth management subsidiary. In 2015, we recorded income from mortgage banking activities of $278 thousand compared to 2014 when income from mortgage banking activities totaled $108 thousand. Contributing to the increase in mortgage banking income in 2015 was the sale of approximately $20 million of adjustable rate residential loans, with servicing retained, from our portfolio. We recognized approximately $161 thousand of mortgage servicing rights from this sale. The volume of loans originated for sale in 2015 increased to $22.9 million from $19.1 million 2014. We recorded a gain on the sale of securities in 2015 of $31 thousand compared to a gain on the sale of securities of $16 thousand in 2014.

Noninterest Expense. Noninterest expense increased $1.3 million to $14.8 million during the year ended December 31, 2015, from $13.6 million for the year ended December 31, 2014. Salaries and employee benefits totaled $8.8 million, compared to $8.0 million for the year ended December 31, 2014. Impacting salaries and benefits expense were a full year of costs associated with additional wealth management staff as we added key business development and operational support staff to that business line. Occupancy and equipment expense and data processing expense increased, reflecting the addition of the new office space for the wealth management staff and additional office rent related to securing our new branch office location in Newton Centre. Professional fees decreased $78 thousand, or 9.5%, from 2014 as the cost of consultants engaged during 2014 to facilitate certain staffing and contract negotiations on our behalf were not repeated in 2015. Increases in other general and administrative expenses in 2015 were a result of our overall growth.

Income Taxes. Income tax expense increased $548 thousand for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to higher pre-tax income in 2015. The effective tax rate for 2015 was 38.4% compared with 38.3% for 2014, as tax preference items, including those relating to tax-exempt bond income and life insurance income in 2015 represented a lower percentage of pre-tax income than in 2014.

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

Analysis of Nonperforming and Classified Assets. We consider foreclosed assets, loans that are maintained on a nonaccrual basis and loans that are past due 90 days or more and still accruing to be nonperforming assets. Loans are generally placed on nonaccrual status when they are classified as impaired or when they become 90 days or more past due. Loans are classified as impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. At the time a loan is placed on nonaccrual status, the accrual of interest ceases and interest income previously accrued on such loans is reversed against current period interest income. Payments received on a nonaccrual loan are first applied to the outstanding principal balance when collectibility of principal is in doubt.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost or fair market value at the date of foreclosure. Any holding costs and declines in fair value after acquisition of the property result in charges against income.

Troubled debt restructurings (“TDRs”) occur when we grant borrowers concessions that we would not otherwise grant but for economic or legal reasons pertaining to the borrower’s financial difficulties. These concessions may include, but are not limited to, modifications of the terms of the debt, the transfer of assets or the issuance of an equity interest by the borrower to satisfy all or part of the debt, or the substitution or addition of borrower(s). We will not return a TDR to accrual status until the borrower has demonstrated the ability to make principal and interest payments under the restructured terms for at least six consecutive months.

The following table provides information with respect to our nonperforming assets, including TDRs, at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	At December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Nonaccrual loans:
Real estate loans:
Residential mortgage	$773	$1,313	$639	$540	$2,304
Commercial real estate	645	3,356	2,645	2,932	1,356
Construction	—	—	—	—	3,145
Commercial	11	22	34	—	73
Consumer	34	146	427	38	17
Total nonaccrual loans	1,463	4,837	3,745	3,510	6,895
Total nonperforming loans	1,463	4,837	3,745	3,510	6,895
Real estate owned	—	—	—	—	—
Total nonperforming assets	1,463	4,837	3,745	3,510	6,895
Accruing troubled debt restructurings (1)	185	—	2,625	2,725	221
Total nonperforming assets and accruing troubled debt restructurings	$1,648	$4,837	$6,370	$6,235	$7,116

Total nonperforming loans to total loans	0.29%	1.08%	0.98%	1.18%	3.06%
Total nonperforming assets to total assets	0.24%	0.90%	0.82%	0.93%	2.27%
Total nonperforming assets and accruing troubled debt restructurings to total assets	0.27%	0.90%	1.39%	1.66%	2.35%

(1) Non-accruing TDRs totaled $214 thousand, $220 thousand, $1.3 million, and $2.9 million at December 31, 2015, 2014, 2013 and 2012, respectively. We did not have any non-accruing TDRs at December 31, 2011.

Interest income that would have been recorded for the years ended December 31, 2015 and 2014 had nonaccruing loans been current according to their original terms amounted to $245 thousand and $256 thousand, respectively. Income related to nonaccrual loans included in interest income for the years ended December 31, 2015 and 2014 amounted to $175 thousand and $193 thousand, respectively.

Accruing TDRs totaled $185 thousand at December 31, 2015. There were no accruing TDRs at December 31, 2014.

Total nonperforming loans decreased from $4.8 million at December 31, 2014 to $1.5 million at December 31, 2015, as a result of our upgrading two significant loan relationships to performing status following extended periods of prompt payment on the part of the borrowers and improved collateral positions supporting the outstanding loans.

Federal regulations require us to review and classify assets on a regular basis. In addition, the FDIC and the Massachusetts Commissioner of Banks have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high probability of loss. An asset classified as ‘loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. When management classifies an asset as substandard or doubtful, a specific allowance for loan losses may be established. If management classifies an asset as loss, an amount equal to 100% of the portion of the asset classified loss is charged to the allowance for loan losses. The regulations also provide for a “special mention” category, described as assets that do not currently expose the Bank to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving the Bank’s close attention. The Bank also utilizes an eleven grade internal loan rating system for commercial real estate, construction and commercial loans to assist in evaluating individual loans and determining assets classifications. See note 6 to the notes to the consolidated financial statements.

The following table shows the aggregate amounts of our criticized and classified assets at the dates indicated.

	At December 31,
(In thousands)	2015	2014	2013
Special mention assets	$7,843	$7,076	$9,586
Substandard assets	11	2,619	2,645
Doubtful assets	645	759	—
Loss assets	—	—	—
Total	$8,499	$10,454	$12,231

At December 31, 2015, 2014 and 2013, none of the special mention loans were in nonaccrual status. Substandard assets at December 31, 2015, 2014 and 2013 consisted solely of nonaccrual loans. All doubtful assets in the table above consist of nonaccrual loans. In 2015, loans classified as substandard decreased as one borrower’s loans were upgraded to special mention and another borrower’s loans were upgraded to pass. The increase in special mention assets in 2015 was the result of the addition of two commercial loans to one borrower totaling $1.7 million and offset by the decrease of another borrower’s loans being upgraded to pass.

Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31, 2015			At December 31, 2014
(In thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	> 90 Days Past Due	30 – 59 Days Past Due	60 – 89 Days Past Due	> 90 Days Past Due
Real estate loans:
Residential mortgage	$101	$—	$672	$—	$—	$—
Commercial real estate	—	—	645	832	—	759
Construction	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total	$101	$—	$1,317	$832	$—	$759

Balances of loans more than 90 days past due at December 31, 2015 have increased due to the addition of one loan customer who reached past due status at year end. No other significant changes were noted during the year.

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

Allowance on Impaired Loans. The allocated component of the allowance for loan losses relates to loans that are individually evaluated and determined to be impaired. The allowance for each impaired loan is determined by either the present value of expected future cash flows or, if the loan is collateral dependent, by the fair value of the collateral less estimated costs to sell. We identify a loan as impaired when, based upon current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management evaluates loans other than smaller-balance homogeneous loans for impairment. If a loan is determined to be impaired, an individual loss assessment is performed to determine the likelihood of a loss and, if applicable, the estimated measurement of the loss. Smaller-balance homogeneous loans, such as performing residential real estate loans and consumer loans, are generally excluded from an individual impairment analysis and are collectively evaluated by management to estimate losses inherent in those loans. However, certain smaller-balance homogeneous loans will be individually evaluated for impairment when they reach nonperforming status or become subject to a restructuring agreement.

Allowance on the Remainder of the Loan Portfolio. The general component of the allowance for loan losses relates to loans that are not impaired. Management determines the appropriate loss factor for each group of loans with similar risk characteristics within the portfolio based on loss experience and qualitative and environmental factors for loans in each group. Loan categories may include types of loans categorized by product, large credit exposures, concentrations, loan grade, or any other characteristic that causes a loan’s risk profile to be similar to another. We consider qualitative or environmental factors that are likely to cause estimated credit losses associated with our existing portfolio to differ from historical loss experience including changes in lending policies and procedures; changes in the nature and volume of the loan portfolio; changes in experience, ability and depth of loan management; changes in the volume and severity of past due loans, nonaccrual loans and adversely graded or classified loans; changes in the quality of the loan review; changes in the value of underlying collateral for collateral dependent loans; the existence of or changes in concentrations of credit; changes in economic or business conditions; and the effect of competition, and legal or regulatory requirements on estimated credit losses. Our qualitative and environmental factors are reviewed on a quarterly basis and our historical loss experience is reviewed annually to ensure they are reflective of current conditions in our loan portfolio and economy.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2015			2014			2013
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
Residential mortgage	$1,490	29.15%	50.05%	$1,710	36.11%	52.05%	$1,351	32.07%	46.82%
Commercial real estate	1,025	20.05	20.11	1,056	22.28	21.13	887	21.05	21.22
Construction	1,684	32.94	18.52	1,273	26.86	16.22	1,305	30.98	20.64
Commercial loans	509	9.96	4.62	428	9.04	4.25	426	10.11	4.23
Consumer loans	240	4.70	6.70	228	4.81	6.35	220	5.22	7.09
Total allocated allowance	4,948	96.80	100.00	4,695	99.10	100.00	4,189	99.43	100.00
Unallocated	164	3.20	—	43	0.90	—	24	0.57	—

Total	$5,112	100.00%	100.00%	$4,738	100.00%	100.00%	$4,213	100.00%	100.00%

	At December 31,
	2012			2011
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
Residential mortgage	$1,157	30.10%	43.78%	$626	18.43%	35.56%
Commercial real estate	1,041	27.08	26.89	988	29.09	31.86
Construction	918	23.88	16.15	1,119	32.95	17.40
Commercial loans	456	11.86	5.28	382	11.25	5.88
Consumer loans	182	4.73	7.90	169	4.98	9.30
Total allocated allowance	3,754	97.65	100.00	3,284	96.70	100.00
Unallocated	90	2.35	—	112	3.30	—
Total	$3,844	100.00%	100.00%	$3,396	100.00%	100.00%

Although we believe that we use the best information available to establish the allowance for loan losses at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, there can be no assurance that the FDIC or the Massachusetts Commissioner of Banks, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operation.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011

Allowance at beginning of year	$4,738	$4,213	$3,844	$3,396	$2,690
Provision for loan losses	475	640	500	550	900
Charge-offs:
Real estate loans:
Residential	17	—	—	—	194
Commercial loans	83	2	36	100	—
Consumer loans	1	113	95	7	—
Total charge-offs	101	115	131	107	194
Recoveries	—	—	—	5	—
Net charge-offs	101	115	131	102	194
Allowance at end of year	$5,112	$4,738	$4,213	$3,844	$3,396
Allowance for loan losses to nonperforming loans at end of year	349.42%	98.99%	112.50%	109.52%	49.25%
Allowance for loan losses to total loans at end of year	1.00%	1.06%	1.09%	1.29%	1.51%
Net charge-offs to average loans outstanding during the year	0.02%	0.03%	0.04%	0.04%	0.09%

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income and equity simulations. The simulations use projected repricing of assets and liabilities at December 31, 2015 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on the simulations. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and would increase if prepayments accelerated. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Bank at December 31, 2015 through December 31, 2016, assuming a static balance sheet.

	Net Interest Income
Basis Point (“bp”) Change in Rates	Amount	Change	% Change
	(Dollars in thousands)

300	$18,161	$(853)	(4.48)%
200	18,432	(582)	(3.06)
100	18,690	(324)	(1.70)
0	19,014	—	—
(100)	18,899	(115)	(0.60)

The following table reflects changes in the present value of equity for the Bank at December 31, 2015.

	Present Value of Equity
Basis Point (“bp”) Change in Rates	Amount	Change	% Change
	(Dollars in thousands)

300	$73,315	$(12,761)	(14.83)%
200	77,599	(8,477)	(9.85)
100	81,686	(4,390)	(5.10)
0	86,076	—	—
(100)	91,566	5,490	6.38

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

Our most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and securities available for sale. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2015, cash and cash equivalents, which include short-term investments, totaled $28.2 million. Securities classified as available-for-sale, whose aggregate market value exceeds cost, provide additional sources of liquidity and had a market value of $62.4 million at December 31, 2015. In addition, at December 31, 2015, we had the ability to borrow approximately $44.6 million in additional funds from the Federal Home Loan Bank of Boston. On December 31, 2015, we had $72.9 million of long-term debt outstanding, and $20.0 million of short-term borrowings outstanding, all of which were Federal Home Loan Bank of Boston advances. In addition, at December 31, 2015, we had the ability to borrow $5.0 million from the Co-operative Central Bank on an unsecured basis, and $8.7 million from the Federal Reserve Bank under a collateralized borrowing program, none of which was outstanding at that date. The Company also has a $5.0 million unsecured line of credit with a correspondent bank. No advances were outstanding at December 31, 2015.

At December 31, 2015, we had $100.4 million in loan commitments outstanding, which included $79.1 million in available lines of credit for individuals and corporate customers and unadvanced funds on construction loans. Certificates of deposit due within one year of December 31, 2015 totaled $106.5 million, or 58.3% of total certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods. If these maturing deposits are not renewed, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed. We have the ability to attract and retain deposits by adjusting the interest rates offered.

In addition, we believe that our branch network, which is presently comprised of four full-service retail banking offices located in our primary Wellesley market area, our banking office in Boston, a full-service banking office in Newton that is expected to open in spring 2016, and the general cash flows from our existing lending and investment activities, will afford us sufficient long-term liquidity.

In the normal course of business, the Company contracts with numerous vendors to provide a wide range of services for the organization.  Many of these contracts exceed one year in length.  The cost of these contracts is generally recorded as period expenses and presented in appropriate line items in the accompanying consolidated financial statements.

The following table presents certain of our contractual obligations as of December 31, 2015.

	December 31, 2015 – Payments Due by Period
(In thousands)	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years

Contractual Obligations:
Long-term debt obligations	$72,860	$15,500	$48,000	$7,000	$2,360
Subordinated debt obligations	10,000	—	—	—	10,000
Operating lease obligations	7,606	1,176	2,233	2,166	2,031
Other contractual obligations	377	77	153	147	—
Total	$90,843	$16,753	$50,386	$9,313	$14,391

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

In addition, on December 17, 2015, the Company entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors (the “Purchasers”) pursuant to which the Company sold and issued $10.0 million in aggregate principal amount of 6.00% fixed-to-floating rate subordinated notes due 2025 (the “Notes”). The Notes were issued by the Company to the Purchasers at a price equal to 100% of their face amount. The net proceeds from the Notes offering will be used for general corporate purposes, including for the provision of additional liquidity and working capital.

The Notes have a stated maturity of December 30, 2025, and bear interest at a fixed rate of 6.00% per year, from and including December 17, 2015 to but excluding December 30, 2020, computed on the basis of a 360-day year consisting of twelve 30-day months, payable semi-annually in arrears. From and including December 30, 2020 to, but excluding the maturity date or early redemption date, the interest rate shall reset quarterly to an interest rate per year equal to the then current three-month LIBOR rate plus 435.5 basis points, computed on the basis of a 360-day year and the actual number of days elapsed, payable quarterly in arrears. The Notes are redeemable, in whole or in part, on or after December 30, 2020 and at any time upon the occurrences of certain events.

The following table presents our primary investing and financing activities during the periods indicated.

	Years Ended December 31,
(In thousands)	2015	2014

Investing activities:
Loan originations, net of principal payments	$(84,480)	$(59,710)
Proceeds from sales of portfolio loans	20,618	—
Proceeds from calls, maturities and principal repayments of securities available for sale	20,660	9,838
Proceeds from sales of securities available for sale	1,864	903
Purchases of securities available for sale	(32,890)	(26,493)

Financing activities:
Increase in deposits	41,493	64,727
Increase (decrease) in short-term borrowings	18,000	(7,000)
Increase in long-term debt	13,360	16,000
Increase in subordinated debt	9,734	—

Capital Management. We are subject to various regulatory capital requirements administered by the FDIC and the Massachusetts Commissioner of Banks, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2015, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Federal Regulations—Capital Requirements” and note 15 of the notes to consolidated financial statements.

The capital from our 2012 conversion significantly increased our liquidity and capital resources. Over time, the initial level of liquidity has been reduced as net proceeds from the stock conversion were used for general corporate purposes, including initially, the payment of operating expenses and the funding of lending activities.

We may elect to use capital management tools such as cash dividends and common share repurchases to enhance stockholder value. On October 31, 2012, the Board of Directors announced the repurchase of up to 96,286 shares, or approximately 4.0% of the Company’s outstanding stock. At December 31, 2015, 55,751 shares of stock may yet be repurchased under the repurchase plan.

The Board of Directors declared cash dividends totaling $0.115 per share for the year ended December 31, 2015. There can be no assurance that the Board of Directors will declare any future cash dividends.

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

For the years ended December 31, 2015 and 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, utilizing the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2015 is effective.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting pursuant to the rules of the SEC that permit the Company to provide only management’s report in the annual report.

(c)           Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Board of Directors

For information concerning Wellesley Bancorp’s board of directors, the information contained under the section captioned “Item 1—Election of Directors” in Wellesley Bancorp’s Proxy Statement for the 2016 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

(d)           Equity Compensation Plans.

Equity Compensation Plan Information as of December 31, 2015

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	225,595	$16.01	9,383
Equity compensation plans not approved by security holders	—	—	—
Total	225,595	$16.01	9,383

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

(b)          Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1	Articles of Incorporation of Wellesley Bancorp, Inc. (1)
3.2	Bylaws of Wellesley Bancorp, Inc. (2)
4.1	Form of 6.00% Fixed-to-Floating Subordinated Note Due 2025 (3)
10.1	Employment Agreement between Wellesley Bancorp, Inc., Wellesley Bank and Thomas J. Fontaine + (4)
10.2	Amended and Restated Executive Salary Continuation Agreement between Wellesley Bank and Thomas J. Fontaine, as amended + (2)
10.3	Wellesley Bank Supplemental Executive Retirement Plan+ (4)
10.4	Wellesley Bank Employee Severance Compensation Plan+ (4)
10.5	Wellesley Bancorp, Inc. 2012 Equity Incentive Plan + (5)
10.6	Severance Agreement between Wellesley Bank and Ralph Letner+(6)
10.7	Form of subordinated Note Purchase Agreement dated December 17, 2015, by and among Wellesley Bancorp, Inc. and the Purchasers identified therein (7)
21.1	Subsidiaries of Wellesley Bancorp, Inc.
23.1	Consent of Wolf & Company, P.C.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101.1	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.*

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

(3) Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2015 (included as Exhibit A to the purchase Agreement filed as Exhibit 10.1 thereto)

(4) Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2012.

(5) Incorporated herein by reference to the Company’s Proxy Statement, filed with the Securities and Exchange Commission on July 10, 2012.

(6) Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2015.

(7) Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2015.

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

WELLESLEY BANCORP, INC.

March 25, 2016	By:	/s/ Thomas J. Fontaine
Thomas J. Fontaine
President, Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Fontaine	President, Chief Executive Officer and	March 25, 2016
Thomas J. Fontaine	Chairman of the Board
(principal executive officer)

/s/ Gary P. Culyer	Chief Financial Officer and Treasurer	March 25, 2016
Gary P. Culyer
(principal financial and accounting officer)

/s/ Simon R. Gerlin	Director	March 25, 2016
Simon R. Gerlin

/s/ Nancy Marden Goodall	Director	March 25, 2016
Nancy Marden Goodall

/s/ C. Joseph Grignaffini	Director	March 25, 2016
C. Joseph Grignaffini

/s/ Hugh J. Kelley	Director	March 25, 2016
Hugh J. Kelley

/s/ Theodore F. Parker	Director	March 25, 2016
Theodore F. Parker

/s/ Leslie B. Shea	Director	March 25, 2016
Leslie B. Shea

/s/ Edwin G. Silver	Director	March 25, 2016
Edwin G. Silver

/s/ Robert L. Skolnick	Director	March 25, 2016
Robert L. Skolnick

/s/ Tina L. Wang	Director	March 25, 2016
Tina L. Wang

Index to Consolidated Financial Statements

of Wellesley Bancorp, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Wellesley Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Wellesley Bancorp, Inc. and subsidiary as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wellesley Bancorp, Inc. and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 25, 2016

Wellesley Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2015	2014
	(Dollars in thousands)
Assets

Cash and due from banks	$2,674	$2,816
Short-term investments	25,504	16,455
Total cash and cash equivalents	28,178	19,271

Certificates of deposit	100	100
Securities available for sale, at fair value	62,434	52,681
Federal Home Loan Bank of Boston stock, at cost	5,524	3,660
Loans held for sale	1,131	537

Loans	512,419	448,084
Less allowance for loan losses	(5,112)	(4,738)
Loans, net	507,307	443,346

Bank-owned life insurance	7,073	6,841
Premises and equipment, net	3,468	3,753
Accrued interest receivable	1,432	1,216
Net deferred tax asset	2,479	2,008
Other assets	2,056	1,702

Total assets	$621,182	$535,115

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$64,638	$58,859
Interest-bearing	399,100	363,386
	463,738	422,245

Short-term borrowings	20,000	2,000
Long-term debt	72,860	59,500
Subordinated debentures	9,734	—
Accrued expenses and other liabilities	2,672	2,024
Total liabilities	569,004	485,769

Commitments and contingencies (Notes 7,13 and 14)

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 14,000,000 shares authorized, 2,458,553 and 2,459,138 shares issued and outstanding in 2015 and 2014, respectively	25	24
Additional paid-in capital	23,992	23,419
Retained earnings	29,411	27,027
Accumulated other comprehensive income	162	417
Unearned compensation – ESOP	(1,412)	(1,541)
Total stockholders' equity	52,178	49,346
Total liabilities and stockholders' equity	$621,182	$535,115

See accompanying notes to consolidated financial statements.

Wellesley Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2015	2014
	(Dollars in thousands, except per share data)

Interest and dividend income:
Interest and fees on loans and loans held for sale	$20,793	$18,559
Debt securities:
Taxable	957	717
Tax-exempt	193	188
Interest on short-term investments and certificates of deposit	31	33
Dividends on FHLB stock	111	48
Total interest and dividend income	22,085	19,545
Interest expense:
Deposits	2,775	2,781
Short-term borrowings	78	13
Long-term debt	815	631
Subordinated debentures	22	—
Total interest expense	3,690	3,425

Net interest income	18,395	16,120
Provision for loan losses	475	640
Net interest income, after provision for loan losses	17,920	15,480

Noninterest income:
Customer service fees	125	131
Gain on sales of securities, net	31	16
Mortgage banking activities	278	108
Income on bank-owned life insurance	232	234
Wealth management fees	516	429
Miscellaneous	44)	41
Total noninterest income	1,226	959
Noninterest expenses:
Salaries and employee benefits	8,805	8,011
Occupancy and equipment	2,486	2,095
Data processing	658	604
FDIC insurance	372	300
Professional fees	747	825
Advertising and marketing	364	324
Other general and administrative	1,413	1,399
Total noninterest expenses	14,845	13,558

Income before income taxes	4,301	2,881
Provision for income taxes	1,652	1,104

Net income	2,649	1,777

Other comprehensive (loss) income:
Net unrealized (losses) gains on available-for-sale securities	(391)	417
Reclassification adjustment for net gains on sales of securities recognized in noninterest income	(31)	(16)
Income tax benefit (expense)	167	(150)

Total other comprehensive (loss) income, net of tax	(255)	251

Comprehensive income	$2,394	$2,028

Earnings per common share:
Basic	$1.14	$0.78
Diluted	$1.14	$0.77
Weighted average shares outstanding:
Basic	2,311,364	2,293,339
Diluted	2,328,936	2,299,388

See accompanying notes to consolidated financial statements.

Wellesley Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2015 and 2014

	Common Stock		Additional		Accumulated Other	Unearned	Total
	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income	Compensation- ESOP	Stockolders’ Equity
	(Dollars in thousands, except per share data)

Balance at December 31, 2013	2,454,465	$24	$22,845	$25,423	$166	$(1,669)	$46,789

Comprehensive income	—	—	—	1,777	251	—	2,028
Dividends paid to common stockholders ($0.075 per share)	—	—	—	(173)	—	—	(173)
Share based compensation – equity incentive plan	—	—	431	—	—	—	431
Restricted stock awards	11,000	—	—	—	—	—	—
Issuance of stock under stock option plan	4,500	—	69	—	—	—	69
Tax effect of dividends on unvested restricted stock	—	—	1	—	—	—	1
Excess tax benefit from vesting of restricted stock	—	—	23	—	—	—	23
Common stock repurchased	(3,264)	—	(63)	—	—	—	(63)
Restricted stock forfeitures	(7,563)	—	—	—	—	—	—
ESOP shares committed to be allocated (12,838 shares)	—	—	113	—	—	128	241

Balance at December 31, 2014	2,459,138	24	23,419	27,027	417	(1,541)	49,346

Comprehensive income	—	—	—	2,649	(255)	—	2,394
Dividends paid to common stockholders ($0.115 per share)	—	—	—	(265)	—	—	(265)
Share based compensation – equity incentive plan	—	—	500	—	—	—	500
Restricted stock awards	3,000	—	—	—	—	—	—
Tax effect of dividends on unvested restricted stock	—	—	2	—	—	—	2
Excess tax benefit from vesting of restricted stock	—	—	23	—	—	—	23
Common stock repurchased	(3,585)	1	(69)	—	—	—	(68)
ESOP shares committed to be allocated (12,838 shares)	—	—	117	—	—	129	246
Balance at December 31, 2015	2,458,553	$25	$23,992	$29,411	$162	$(1,412)	$52,178

See accompanying notes to consolidated financial statements.

Wellesley Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$2,649	$1,777
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	475	640
Depreciation and amortization	658	596
Net amortization of securities	222	159
Gain on sales of securities, net	(31)	(16)
Principal balance of loans sold	22,095	19,309
Loans originated for sale	(22,851)	(19,129)
Accretion of net deferred loan fees	(412)	(450)
Income on bank-owned life insurance	(232)	(234)
Deferred income tax benefit	(304)	(161)
ESOP expense	246	241
Share-based compensation	500	431
Excess tax benefits from share-based compensation	(23)	(23)
Net change in other assets and liabilities	104	(26)

Net cash provided by operating activities	3,096	3,114

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	20,660	9,839
Purchases	(32,890)	(26,493)
Proceeds from sales	1,864	903
Purchase of Federal Home Loan Bank stock	(1,864)	(484)
Loan originations, net of principal payments	(84,480)	(59,710)
Proceeds from sale of portfolio loans	20,618	—
Additions to premises and equipment	(377)	(585)
Proceeds from sale of premises and equipment	1	36

Net cash used by investing activities	(76,468)	(76,494)

Cash flows from financing activities:
Net increase in deposits	41,493	64,727
Increase (decrease) in short-term borrowings	18,000	(7,000)
Proceeds from issuance of long-term debt	33,500	22,000
Repayments of long-term debt	(20,140)	(6,000)
Proceeds from issuance of subordinated debt	9,734	—
Proceeds from issuance of stock under option plan	—	69
Common stock repurchased	(68)	(63)
Excess tax benefits from share-based compensation	23	23
Tax effect of dividends on unvested restricted stock	2	1
Cash dividends paid	(265)	(173)

Net cash provided by financing activities	82,279	73,584

Net change in cash and cash equivalents	8,907	204
Cash and cash equivalents at beginning of year	19,271	19,067
Cash and cash equivalents at end of year	$28,178	$19,271

Supplementary information:
Interest paid	$3,659	$3,400
Income taxes paid	1,490	1,233

See accompanying notes to consolidated financial statements.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The consolidated financial statements include the accounts of the Wellesley Bancorp, Inc. ( the “Company” ) and its wholly-owned subsidiary, Wellesley Bank (the “Bank”), the principal operating entity, and its wholly-owned subsidiaries: Wellesley Securities Corporation, which engages in the business of buying, selling and dealing in securities exclusively on its own behalf; Wellesley Investment Partners, LLC, formed to provide investment management services for individuals, not-for-profit entities and businesses; and Central Linden, LLC, formed to hold, manage and sell foreclosed real estate. All significant intercompany balances and transactions have been eliminated in consolidation. Assets under management at Wellesley Investment Partners, LLC are not included in these consolidated financial statements because they are not assets of the Company.

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

Years Ended December 31, 2015 and 2014

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

Federal Home Loan Bank stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Boston, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock. The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. As of December 31, 2015 and 2014, no impairment has been recognized.

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

Years Ended December 31, 2015 and 2014

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

Commercial – Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, may have an adverse effect on the credit quality in this segment.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

Home equity lines of credit – Loans in this segment are collateralized by one-to four-family residential real estate and repayment is dependent on the credit quality of the individual borrower. The Company typically does not hold a first mortgage position on homes that secure home equity lines of credit. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this segment.

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

Bank-owned life insurance

Bank-owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value. Changes in cash surrender value are reflected in noninterest income, and are not subject to income taxes.

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

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

During the normal course of business, the Company may transfer a portion of a financial asset, for example, a participation loan. In order to be eligible for sales treatment, the transfer of the portion of the loan must meet the criteria of a participating interest. If it does not meet criteria of a participating interest, the transfer must be accounted for as a secured borrowing. In order to meet criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan.

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

Income taxes

Deferred tax assets and liabilities relate to temporary differences between the book and tax bases of certain assets and liabilities, and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company does not have any uncertain tax positions at December 31, 2015 which require accrual or disclosure. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2015 and 2014.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2015 and 2014

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

The components of accumulated other comprehensive income and related tax effects are as follows:

	December 31,
	2015	2014
	(In thousands)
Net unrealized gains on securities available for sale	$250	$672
Tax effect	(88)	(255)
Net-of tax amount	$162	$417

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

Earnings per share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. Under the Company’s Equity Incentive Plan, stock awards contain non-forfeitable dividend rights. Accordingly, these shares are considered outstanding for computation of basic earnings per share. Potential common shares that may be issued by the Company relate to outstanding stock options are determined using the treasury stock method.

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2015	2014
	(In thousands, except per share data)
Net income applicable to common stock	$2,649	$1,777

Average number of common shares issued	2,459	2,454
Less: Average unallocated ESOP shares	(148)	(160)

Average number of common shares outstanding used to calculate basic earnings per common share	2,311	2,294
Effect of dilutive stock options	18	6

Average number of common shares outstanding used to calculate diluted earnings per common share	2,329	2,300
Earnings per common share:
Basic	$1.14	$0.78
Diluted	$1.14	$0.77

Options for 37,000 shares and 76,267 shares were not included in the computations of diluted earnings per share because to do so would have been anti-dilutive for the years ended December 31, 2015 and 2014, respectively. Anti-dilutive shares are common stock equivalents with exercise prices in excess of the average market value of the Company’s stock for the periods presented.

Recent accounting pronouncements

In 2015, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40). This Update clarifies when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The Company adopted this Update for the year ended December 31, 2015 with no material impact on the Company’s consolidated financial statements.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

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

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30). To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in the Update. The Company adopted this Update at December 31, 2015.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10), to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The key provision included in the ASU is that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) will be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost.  For public entities such as the Company, this Update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This Update requires a lessee to record a right-to-use asset and liability representing the obligation to make lease payments for long-term leases. The Update will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact to the consolidated financial statements of adopting this Update.

2.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. The reserve balance amounted to $1.3 million at December 31, 2015 and $1.6 million at December 31, 2014.

3.	SHORT-TERM INVESTMENTS

Short-term investments are comprised of the following:

	December 31,
	2015	2014
	(In thousands)

Federal Reserve Bank deposits	$25,235	$15,159
Federal Home Loan Bank deposits	3	3
Money market accounts	266	1,293
	$25,504	$16,455

4.	CERTIFICATES OF DEPOSIT

Certificates of deposit mature within one year and have a weighted average rate of 0.48% at December 31, 2015 and 0.23% at December 31, 2014.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

5.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2015
Residential mortgage-backed securities:
Government National Mortgage Association	$4,563	$81	$(20)	$4,624
Government-sponsored enterprises	11,984	148	(55)	12,077
SBA and other asset-backed securities	11,680	142	(66)	11,756
State and municipal bonds	7,231	186	(8)	7,409
Government-sponsored enterprise obligations	10,002	2	(91)	9,913
Corporate bonds	16,724	13	(82)	16,655

	$62,184	$572	$(322)	$62,434

December 31, 2014
Residential mortgage-backed securities:
Government National Mortgage Association	$5,812	$167	$(4)	$5,975
Government-sponsored enterprises	10,806	233	(38)	11,001
SBA and other asset-backed securities	12,761	171	(35)	12,897
State and municipal bonds	5,706	171	(6)	5,871
Government-sponsored enterprise obligations	6,500	6	(10)	6,496
Corporate bonds	10,424	42	(25)	10,441

	$52,009	$790	$(118)	$52,681

For the years ended December 31, 2015 and 2014, proceeds from sales of securities available for sale amounted to $1.9 million and $903 thousand respectively. Gross realized gains were $41 thousand and gross realized losses were $10 thousand in 2015. Gross realized gains were $21 thousand and gross realized losses were $5 thousand in 2014.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2015 are as follows. Expected maturities may differ from contractual maturities because the issuers, in certain instances, have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Within 1 year	$3,912	$3,918
After 1 year to 5 years	15,547	15,477
After 5 years to 10 years	12,477	12,492
After 10 years	2,021	2,090
	33,957	33,977
Mortgage- and asset-backed securities	28,227	28,457

	$62,184	$62,434

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2015

Residential mortgage-backed securities:
Government National Mortgage Association	$(6)	$923	$(14)	$857
Government-sponsored enterprises	(28)	4,170	(27)	694
SBA and other asset-backed securities	(49)	2,622	(17)	768
State and municipal bonds	(6)	930	(2)	100
Government-sponsored enterprise obligations	(91)	8,162	—	—
Corporate bonds	(63)	10,292	(19)	1,695

	$(243)	$27,099	$(79)	$4,114
December 31, 2014

Residential mortgage-backed securities:
Government National Mortgage Association	$(4)	$867	$—	$—
Government-sponsored enterprises	(4)	508	(34)	805
SBA and other asset-backed securities	(4)	1,009	(31)	1,297
State and municipal bonds	(1)	101	(5)	546
Government-sponsored enterprise obligations	(10)	3,490	—	—
Corporate bonds	(25)	6,719	—	—

	$(48)	$12,694	$(70)	$2,648

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluations. At December 31, 2015, various debt securities have unrealized losses with aggregate depreciation of 1.02% from their aggregate amortized cost basis. These unrealized losses relate principally to the effect of interest rate changes on the fair value of debt securities and not to an increase in credit risk of the issuers. As the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2015.

6.	LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the balances of loans is as follows:

	December 31,
	2015	2014
	(In thousands)
Real estate loans:
Residential – fixed	$18,414	$20,651
Residential – variable	238,056	212,621
Commercial	103,106	94,699
Construction	94,886	72,668
	454,462	400,639

Commercial loans:
Secured	23,557	18,991
Unsecured	124	62
	23,681	19,053

Consumer loans:
Home equity lines of credit	34,083	28,153
Other	256	292
	34,339	28,445

Total loans	512,482	448,137

Less:
Allowance for loan losses	(5,112)	(4,738)
Net deferred origination fees	(63)	(53)

Loans, net	$507,307	$443,346

The Company has transferred a portion of its originated residential and commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from the borrower’s lack of compliance with contractual terms of the loans. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2015 and 2014, the Company was servicing commercial real estate loans for participants aggregating $1.9 million and $1.3 million, respectively. At December 31, 2015, the Company was servicing residential real estate loans for participants aggregating $12.9 million

Whole mortgage loans sold and serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $7.7 million at December 31, 2015. There were no mortgage loans serviced for others at December 31, 2014.

The Company has pledged certain residential and commercial real estate loans to secure FHLB advances and available lines of credit. (See notes 9 and 10.)

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

The following table summarizes the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2015 and 2014:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Year Ended December 31, 2015

Allowance at December 31, 2014	$1,710	$1,056	$1,273	$428	$224	$4	$43	$4,738

Provision (credit) for loan losses	(203)	24	411	109	14	(1)	121	475

Loans charged off	(17)	(55)	—	(28)	—	(1)	—	(101)

Allowance at December 31, 2015	$1,490	$1,025	$1,684	$509	$238	$2	$164	$5,112

Year Ended December 31, 2014

Allowance at December 31, 2013	$1,351	$887	$1,305	$426	$213	$7	$24	$4,213

Provision (credit) for loan losses	359	169	(32)	4	124	(3)	19	640

Loans charged off	—	—	—	(2)	(113)	—	—	(115)

Allowance at December 31, 2014	$1,710	$1,056	$1,273	$428	$224	$4	$43	$4,738

Further information pertaining to the allowance for loan losses at December 31, 2015 and 2014 is as follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
December 31, 2015

Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	1,490	1,025	1,684	509	238	2	164	5,112

Total allowance	$1,490	$1,025	$1,684	$509	$238	$2	$164	$5,112

Impaired loan balances	$959	$645	$—	$11	$34	$—	$—	$1,649
Non-impaired loan balances	255,511	102,461	94,886	23,670	34,049	256	—	510,833

Total loans	$256,470	$103,106	$94,886	$23,681	$34,083	$256	$—	$512,482

December 31, 2014

Allowance related to impaired loans	$—	$51	$—	$—	$—	$—	$—	$51
Allowance related to non-impaired loans	1,710	1,005	1,273	428	224	4	43	4,687

Total allowance	$1,710	$1,056	$1,273	$428	$224	$4	$43	$4,738

Impaired loan balances	$1,521	$3,356	$—	$22	$146	$—	$—	$5,045
Non-impaired loan balances	231,751	91,343	72,668	19,031	28,007	292	—	443,092

Total loans	$233,272	$94,699	$72,668	$19,053	$28,153	$292	$—	$448,137

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

The following is a summary of past due and non-accrual loans at December 31, 2015 and 2014:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Non- accrual Loans
	(In thousands)
December 31, 2015

Residential real estate	$101	$—	$672	$773	$—	$773
Commercial real estate	—	—	645	645	—	645
Commercial	—	—	—	—	—	11
Home equity lines of credit	—	—	—	—	—	34

Total	$101	$—	$1,317	$1,418	$—	$1,463

December 31, 2014

Residential real estate	$—	$—	$—	$—	$—	$1,313
Commercial real estate	832	—	759	1,591	—	3,356
Commercial	—	—	—	—	—	22
Home equity lines of credit	—	—	—	—	—	146

Total	$832	$—	$759	$1,591	$—	$4,837

The following is a summary of impaired loans at December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:

Residential real estate	$959	$976	$—	$1,521	$1,521	$—
Commercial real estate	645	700	—	2,597	2,597	—
Commercial	11	11	—	22	22	—
Home equity lines of credit	34	34	—	146	146	—
Total	1,649	1,721	—	4,286	4,286	—

Impaired loans with a valuation allowance: Commercial real estate	—	—	—	759	759	51

Total impaired loans	$1,649	$1,721	$—	$5,045	$5,045	$51

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

Further information pertaining to impaired loans follows:

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
Residential real estate	$1,353	$64	$52	$828	$40	$43
Commercial real estate	2,831	176	118	3,859	208	152
Construction	—	—	—	—	—	—
Commercial	17	1	1	27	1	2
Home equity lines of credit	112	4	3	362	14	3

Total	$4,313	$245	$174	$5,076	$263	$200

No additional funds are committed to be advanced in connection with impaired loans.

TDRs, which are included in impaired loans, totaled $399 thousand at December 31, 2015 and $220 thousand at December 31, 2014. TDRs on non-accrual status totaled $214 thousand at December 31, 2015 and $220 thousand at December 31, 2014.

There were no TDRs recorded during the years ended December 31, 2015 and 2014. There were no TDRs that defaulted during the years ended December 31, 2015 and 2014, and for which default was within one year of the restructure date.

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

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

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

The following table presents the Company’s loans by risk rating:

	December 31, 2015				December 31, 2014
	Commercial Real Estate	Construction	Commercial	Total	Commercial Real Estate	Construction	Commercial	Total
	(In thousands)
Loans rated 1-4	$95,603	$94,886	$22,685	$213,174	$85,289	$72,668	$18,009	$175,966
Loans rated 5	6,858	—	985	7,843	6,054	—	1,022	7,076
Loans rated 6	—	—	11	11	2,597	—	22	2,619
Loans rated 7	645	—	—	645	759	—	—	759

Total	$103,106	$94,886	$23,681	$221,673	$94,699	$72,668	$19,053	$186,420

7.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment is as follows:

	December 31,		Estimated Useful Life In
	2015	2014	Years
	(In thousands)
Premises:
Land	$50	$50	—
Buildings	696	678	35-40
Leasehold improvements	2,681	2,724	5-10
Equipment	2,748	2,756	3-5
	6,175	6,208
Less accumulated depreciation and amortization	(2,707)	(2,455)
Premises and equipment, net	$3,468	$3,753

Total depreciation and amortization expense for the years ended December 31, 2015 and 2014 amounted to $658 thousand and $596 thousand, respectively.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

Pursuant to terms of non-cancelable lease agreements in effect at December 31, 2015, future minimum rent commitments are as follows:

Year Ending December 31,	Amount
(In thousands)
2016	$1,176
2017	1,166
2018	1,067
2019	1,080
2020	1,086
Thereafter	2,031
$7,606

The leases contain options to extend for up to ten years. The cost of such rentals is not included above. Total rent expense amounted to $1.1 million and $803 thousand for the years ended December 31, 2015 and 2014, respectively.

8.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,
	2015	2014
	(In thousands)

Demand	$64,638	$58,859
NOW	32,094	25,403
Money market	83,699	76,101
Regular and other savings	100,594	118,746
Total non-certificate accounts	281,025	279,109

Term certificates of $250 thousand and greater	74,631	51,060
Term certificates less than $250 thousand	108,082	92,076
Total term certificates	182,713	143,136
Total deposits	$463,738	$422,245

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

A summary of term certificates by maturity is as follows:

	December 31, 2015		December 31, 2014
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$106,549	0.99%	$106,336	1.00%
Over 1 year to 2 years	57,809	1.33	22,880	0.98
Over 2 years to 3 years	8,253	1.19	8,028	1.16
Over 3 years to 4 years	10,102	1.61	5,892	1.17

	$182,713	1.14%	$143,136	1.01%

9.	SHORT-TERM BORROWINGS AND AVAILABLE LINES OF CREDIT

At December 31, 2015 and 2014, short-term borrowings consisted entirely of fixed-rate advances from the FHLB with original maturities of less than one year. The weighted average interest rate on advances outstanding at December 31, 2015 and 2014 was 0.47% and 0.36%, respectively. All borrowings from the FHLB are secured by a blanket lien on qualified collateral. (See notes 6 and 10.)

Borrowings available under an available FHLB variable-rate line of credit amounted to $1.3 million as of December 31, 2015 and 2014, respectively. No advances were outstanding under the line of credit at December 31, 2015 and 2014.

At December 31, 2015 and 2014, the Company has pledged commercial real estate loans of $21.9 million and $18.9 million, respectively, to access the Federal Reserve Bank discount window. At December 31, 2015 and 2014, the available line amounted to $8.0 million and $8.7 million, respectively. No advances were outstanding at December 31, 2015 or 2014.

The Company has $5.0 million of unsecured borrowing capacity with the Co-operative Central Bank, none of which was outstanding at December 31, 2015. The Company also has a $5.0 million unsecured line of credit with a correspondent bank. No advances were outstanding at December 31, 2015 and 2014.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

10.	LONG-TERM DEBT

Long-term debt, and related maturities, at December 31, 2015 and 2014 consists of fixed-rate FHLB advances, as follows:

	Amount		Weighted Average Rates
	2015	2014	2015	2014
	(In thousands)
2015	$—	$14,000	—%	0.73%
2016	15,500	13,500	0.91	0.95
2017	35,000	21,000	1.26	1.32
2018	13,000	8,000	1.45	1.48
2019	3,000	3,000	1.95	1.95
2020	4,000	—	1.86	—
2021	—	—	—	—
2022*	2,360	—	1.84	—

	$72,860	$59,500	1.30%	1.15%

*At December 31, 2015, consists of an amortizing advance requiring monthly principal and interest of $32 thousand.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property. (See note 6)

11.	SUBORDINATED DEBT

On December 17, 2015, the Company closed its private offering of $10.0 million, 6.00% fixed to floating rate Subordinated Notes due December 30, 2025 (the “Notes”). The Notes were offered to institutional accredited investors at par. The Company plans to use the proceeds for general corporate purposes. Interest on the Notes is payable semi-annually in arrears on June 30 and December 30 of each year, commencing on June 30, 2016. The carrying value, net of issuance costs, totaled $9.7 million at December 31, 2015.

The Company recorded issuance costs of $266 thousand, which is being amortized over the period to maturity on an effective interest method. This issue bears a fixed rate of interest of 6.00% for the first five years at which time, and at any interest payment date thereafter, the Notes may be called at par at the Company’s option. Subsequent to the initial call date, the Notes bear a floating rate of interest that reprices and is payable quarterly at the 3-month LIBOR rate plus 435.5 basis points.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

12.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2015	2014
	(In thousands)
Current tax provision:
Federal	$1,517	$1,038
State	439	227
	1,956	1,265
Deferred tax provision (benefit):
Federal	(235)	(188)
State	(69)	27
	(304)	(161)
Total tax provision	$1,652	$1,104

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2015	2014

Statutory tax rate	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	5.7	5.8
Tax exempt increase in surrender value of bank-owned life insurance	(1.8)	(2.8)
Tax exempt bond income	(1.5)	(1.9)
Share-based compensation	1.6	2.2
Other, net	0.4	1.0

Effective tax rates	38.4%	38.3%

The tax effects of each item that gives rise to deferred tax assets (liabilities) are as follows:

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$2,042	$1,892
Deferred loan fees	25	21
Contribution carryover	228	350
Employee benefit plans	817	590
Other, net	—	2
	3,112	2,855
Deferred tax liabilities:
Depreciation and amortization	(535)	(592)
Net unrealized gains on securities available for sale	(88)	(255)
Other, net	(10)	—
	(633)	(847)
Net deferred tax asset	$2,479	$2,008

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

At December 31, 2015, the Company has a charitable contribution carryover of $572 thousand, which will expire on December 31, 2017. The carryover was created primarily by the contribution of 157,477 shares of the Company’s common stock to Wellesley Bank Charitable Foundation as part of the Company’s mutual to stock conversion in 2012. A valuation allowance has not been established as it is anticipated that the Company will be able to fully utilize the carryover based on projected earnings.

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

The Company’s tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2012 through 2015. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2012 are open.

13.	ON-BALANCE SHEET DERIVATIVE INSTRUMENTS

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

Outstanding derivative loan commitments expose the Company to the potential for changes in the fair value of the underlying loans as interest rates change, and, relatedly, the value of the loan commitment. If interest rates increase, the value of these loan commitments will decrease. Conversely, if interest rates decrease, the value of these loan commitments will increase. The notional amount of undesignated derivative loan commitments was $417 thousand at December 31, 2015. The fair value of these commitments was an asset of $2 thousand at December 31, 2015. The notional amount of undesignated derivative loan commitments was $1.5 million at December 31, 2014. The fair value of these commitments was a liability of $5 thousand at December 31, 2014

Forward Loan Sale Commitments

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

The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. The notional amount of undesignated forward loan sale commitments was $1.6 million at December 31, 2015. The fair value of these commitments was a net asset of $23 thousand at December 31, 2015. The notional amount of undesignated forward loan sale commitments was $2.0 million at December 31, 2014. The fair value of these commitments was a net asset of $8 thousand at December 31, 2014.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

14.	OTHER COMMITMENTS AND CONTINGENCIES

Credit-related financial instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit which involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets. At December 31, 2015 and 2014, the following financial instruments were outstanding whose contract amounts represent credit risk.

	December 31,
	2015	2014
	(In thousands)

Commitments to grant loans	$20,906	$6,413
Unadvanced home equity lines of credit	24,428	24,227
Unadvanced commercial lines of credit	15,879	10,447
Unadvanced funds on construction loans	38,117	32,728
Standby letters of credit	224	658
Overdraft lines of credit	491	468

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

Years Ended December 31, 2015 and 2014

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

Effective January 1, 2015, federal banking regulations changed with regard to minimum regulatory capital requirements for community banking institutions. The rules include new risk-based capital and leverage ratios, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to Wellesley Bank and Wellesley Bancorp are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

The Federal Reserve Board has established capital requirements generally similar to the capital requirements for state member banks described above, for bank holding companies. The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. In 2013, the Federal Reserve Board issued a final rule implementing new capital standards for all bank holding companies with $500 million or more in total consolidated assets. In April 2015, the Board of Governors of the Federal Reserve System adopted final amendments to the Small Bank Holding Company Policy Statement. This final rule raises the asset threshold to qualify under the policy statement from $500 million to $1 billion in total assets, expands the statement’s scope to include savings and loan holding companies, revises the applicability of the board’s regulatory capital rules and revises certain reporting requirements. The policy statement facilitates the transfer of ownership of small community banks by allowing their holding companies to operate with higher levels of debt than would otherwise be permitted. Eligible companies must also meet certain qualitative requirements with respect to nonbanking activities, off-balance sheet activities, and publicly-registered debt and equity.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2015 and 2014, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2015, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, common equity Tier 1 risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s capital amounts and ratios as of December 31, 2015 and 2014 are presented in the following tables.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

	Actual		Minimum Capital Requirements		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
December 31, 2015

Total Capital to Risk-Weighted Assets	$61,948	14.2%	$34,894	8.0%	$43,617	10.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets	56,836	13.0	19,628	4.5	28,351	6.5

Tier 1 Capital to Risk-Weighted Assets	56,836	13.0	26,170	6.0	34,894	8.0

Tier 1 Capital to Average Assets	56,836	9.4	24,195	4.0	30,243	5.0

December 31, 2014

Total Capital to Risk-Weighted Assets	$48,841	12.9%	$30,341	8.0%	$37,927	10.0%

Tier 1 Capital to Risk-Weighted Assets	44,246	11.7	15,171	4.0	22,756	6.0

Tier 1 Capital to Average Assets	44,246	8.6	20,634	4.0	25,792	5.0

16.	EMPLOYEE BENEFIT PLANS

401(k) plan

The Company has a 401(k) plan which provides for voluntary contributions by participating employees subject to IRS limitations. The Company matches the employee’s voluntary contribution at a level of 150% of the employee’s contributions up to the first 7% of the employee’s compensation. Total plan expense for the years ended December 31, 2015 and 2014 amounted to $463 thousand and $415 thousand, respectively.

Supplemental retirement agreement

The Company has entered into a supplemental retirement agreement with a current officer, which provides for payments upon attaining the retirement age specified in the agreements. The present value of these future payments is accrued over the remaining service term and at December 31, 2015 and 2014, amounted to $860 thousand and $670 thousand, respectively. Supplemental retirement benefits generally vest as they are accrued, however a termination of employment subsequent to a change in control of the Company will result in the vesting of all benefits that would have accrued to the officer’s normal retirement date. Total supplemental retirement expense for the years ended December 31, 2015 and 2014 amounted to $186 thousand and $198 thousand, respectively.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

Endorsement split-dollar life insurance arrangements

The Company is the sole owner of life insurance policies pertaining to certain of the Company’s executives. The Company has entered into agreements with these executives whereby the Company has agreed to maintain a life insurance policy in effect during the executives’ retirement, which will pay to the executives’ estates or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies. Total split-dollar insurance expense for the years ended December 31, 2015 and 2014 amounted to $10 thousand and $27 thousand, respectively.

Employee bonus program

The Company has established an employee bonus program whereby approximately 5-15% of the Company’s consolidated income, before income taxes and incentive compensation expense, is allocated for distribution to eligible employees. Total bonus expense for the years ended December 31, 2015 and 2014 amounted to $707 thousand and $626 thousand, respectively.

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

Stock Options

The number of options granted and the weighted average fair value of options granted under each award was estimated using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2015	2014
Options granted	12,000	25,000
Fair value of options granted	$3.64	$4.61
Expected dividends	0.63%	0.49%
Expected term	10 years	10 years
Expected volatility	10.80%	13.50%
Risk-free interest rate	2.04%	2.39%

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

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

A summary of option activity under the Equity Incentive Plan for the year ended December 31, 2015 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at beginning of year	214	$15.84
Granted	12	19.14
Forfeited	(1)	17.45

Outstanding at end of year	225	$16.01	7.16	$675

Exercisable at end of year	119	$15.55	6.85	$410

For the years ended December 31, 2015 and 2014, share-based compensation expense applicable to the stock options was $202 thousand and $181 thousand, respectively, and the recognized tax benefit related to this expense was $37 thousand and $34 thousand, respectively.

Unrecognized compensation expense for non-vested stock options totaled $360 thousand as of December 31, 2015, which will be recognized over the remaining vesting period of 2.16 years.

Stock Awards

For the years ended December 31, 2015 and 2014, respectively, 3,000 and 11,000 restricted stock awards were granted with weighted average grant date fair values of $19.14 and $18.96.

The following table presents the activity in non-vested stock awards under the Equity Incentive Plan for the year ended December 31, 2015:

	Number of Shares	Grant-date Fair Value
	(In thousands)
Non-vested stock awards at beginning of year	59	$15.44
Restricted shares granted	3	19.14
Shares vested	(18)	15.83
Shares forfeited	—	—

Non-vested stock awards at end of year	44	$16.39

For the year ended December 31, 2015 and 2014, compensation expense applicable to the stock awards was $298 thousand and $250 thousand, respectively, and the recognized tax benefit related to this expense was $119 thousand and $100 thousand, respectively. Unrecognized compensation expense for non-vested restricted stock totaled $570 thousand as of December 31, 2015, which will be recognized over the remaining weighted average vesting period of 2.39 years.

Employee stock ownership plan

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

The Company granted a loan to the ESOP for the purchase of shares of the Company’s common stock on the closing date of the Company’s mutual to stock conversion in 2012. As of December 31, 2015, the ESOP holds 188,323 shares, or 7.7% of the common stock outstanding on that date. The loan obtained by the ESOP from the Company to purchase common stock is payable annually over 15 years at the rate of 3.25% per annum. The loan can be prepaid without penalty. Loan payments are expected to be funded by cash contributions from the Company. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares will be distributed to participants and cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

At December 31, 2015, the remaining principal balance on the ESOP debt is payable as follows:

Year Ending December 31,	Amount
(In thousands)

2016	$115
2017	119
2018	123
2019	127
2020	131
Thereafter	881

$1,496

Shares held by the ESOP include the following:

	December 31,
	2015	2014

Allocated	47,103	37,616
Unallocated	141,220	154,058

	188,323	191,674

The fair value of unallocated shares was approximately $2.7 million and $2.9 million at December 31, 2015 and December 31, 2014, respectively.

Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2015 and 2014 was $246 thousand and $241 thousand, respectively.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

17.	LOANS TO RELATED PARTIES

Information pertaining to loans to directors, executive officers and their affiliates (exclusive of loans to any such persons which in the aggregate do not exceed $60 thousand) is as follows:

	Years Ended December 31,
	2015	2014
	(In thousands)

Balance at beginning of year	$3,844	$4,382
Principal additions	1,049	138
Principal payments	(1,013)	(676)
Balance at end of year	$3,880	$3,844

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

19.	STOCK REPURCHASE PLAN

The Company announced a stock repurchase program on October 31, 2012. Under the stock repurchase program, the Company is authorized to repurchase up to 96,286 shares, or approximately 4.0%, of the Company’s outstanding common stock. At December 31, 2015 and 2014, the Company had repurchased and retired 40,535 shares.

20.	FAIR VALUES OF ASSETS AND LIABILITIES

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

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

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

Subordinated debt: The fair values reported for subordinated debentures are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on instruments with similar terms and maturities.

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

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and 2014 are summarized below.

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
December 31, 2015

Assets
Securities available for sale	$—	$62,434	$—	$62,434
Derivative loan commitments	—	2	—	2
Forward loan sale commitments	—	23	—	23

Total assets	$—	$62,459	$—	$62,459

December 31, 2014

Assets
Securities available for sale	$—	$52,681	$—	$52,681
Forward loan sale commitments	—	8	—	8

Total assets	$—	$52,689	$—	$52,689

Liabilities
Derivative loan commitments	$—	$5	$—	$5

Assets and liabilities measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarized the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of December 31 2015 and December 31, 2014.

	December 31, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Loans held for sale	$—	$—	$1,131	$—	$—	$537
Impaired loans	—	—	—	—	—	708
	$—	$—	$1,131	$—	$—	$1,245

The following table presents the total gains (losses) on loans held for sale and impaired loans at December 31, 2015 and December 31, 2014.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

	Years Ended December 31,
	2015	2014
	(In thousands)
Loans held for sale	$(18)	$(2)
Impaired loans	—	(51)
	$(18)	$(53)

Loans held for sale (LHFS) are evaluated for losses associated with the application of lower-of-cost-or-market accounting. At December 31, 2015, a rise in market interest rates above contractual loan rates from the time LHFS were recorded is reflected as a reduction in the carrying value of the asset and a loss in recognized in current period earnings. Losses applicable to certain impaired loans are estimated using the appraised value of the underlying collateral considering discounting factors and adjusted for selling costs. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the overall adequacy of the allowance for loan losses. Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses.

There are no liabilities measured at fair value on a non-recurring basis at December 31, 2015 and December 31, 2014.

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

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2015
Financial assets:
Cash and cash equivalents	$28,178	$28,178	$—	$—	$28,178
Certificates of deposit	100	100	—	—	100
Securities available for sale	62,434	—	62,434	—	62,434
FHLB stock	5,524	—	—	5,524	5,524
Loans held for sale	1,131	—	1,131	—	1,131
Loans, net	507,307	—	—	503,728	503,728
Accrued interest receivable	1,432	—	—	1,432	1,432
Derivative loan commitments	2	—	2	—	2
Forward loan sale commitments	23	—	23	—	23
Financial liabilities:
Deposits	$463,738	$—	$—	$464,157	$464,157
Short-term borrowings	20,000	—	20,000	—	20,000
Long-term debt	72,860	—	72,665	—	72,665
Subordinated debt	9,734	—	—	9,734	9,734
Accrued interest payable	93	—	—	93	93

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2014
Financial assets:
Cash and cash equivalents	$19,271	$19,271	$—	$—	$19,271
Certificates of deposit	100	100	—	—	100
Securities available for sale	52,681	—	52,681	—	52,681
FHLB stock	3,660	—	—	3,660	3,660
Loans held for sale	537	—	537	—	537
Loans, net	443,346	—	—	441,720	441,720
Accrued interest receivable	1,216	—	—	1,216	1,216
Forward loan sale commitments	8	—	8	—	8

Financial liabilities:
Deposits	$422,245	$—	$—	$422,731	$422,731
Short-term borrowings	2,000	—	2,000	—	2,000
Long-term debt	59,500	—	59,504	—	59,504
Accrued interest payable	62	—	—	62	62
Derivative loan commitments	5	—	5	—	5

