Form 10-Q
period 2016-03-31
Wellesley Bancorp, Inc.
filed 2016-05-12
CIK 1526952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☐   No   ☒

As of May 2, 2016, there were 2,458,553 shares of the registrant’s common stock outstanding.

WELLESLEY BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Assets

Cash and due from banks	$2,653	$2,674
Short-term investments	15,724	25,504
Total cash and cash equivalents	18,377	28,178

Certificates of deposit	100	100
Securities available for sale, at fair value	67,131	62,434
Federal Home Loan Bank of Boston stock, at cost	5,137	5,524
Loans held for sale	1,480	1,131

Loans	516,755	512,419
Less allowance for loan losses	(5,174)	(5,112)
Loans, net	511,581	507,307

Bank-owned life insurance	7,131	7,073
Premises and equipment, net	3,660	3,468
Accrued interest receivable	1,555	1,432
Net deferred tax asset	2,059	2,479
Other assets	2,270	2,056

Total assets	$620,481	$621,182

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$71,268	$64,638
Interest-bearing	400,049	399,100
	471,317	463,738
Short-term borrowings	10,000	20,000
Long-term debt	72,776	72,860
Subordinated debt	9,743	9,734
Accrued expenses and other liabilities	3,144	2,672
Total liabilities	566,980	569,004

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 14,000,000 shares authorized, 2,458,553 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	25	25
Additional paid-in capital	24,147	23,992
Retained earnings	30,070	29,411
Accumulated other comprehensive income	640	162
Unearned compensation – ESOP	(1,381)	(1,412)
Total stockholders' equity	53,501	52,178

Total liabilities and stockholders' equity	$620,481	$621,182

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands except per share data)
Interest and dividend income:
Loans and loans held for sale	$5,557	$4,846
Debt securities:
Taxable	330	239
Tax-exempt	53	46
Short-term investments and certificates of deposit	23	9
FHLB stock	46	16
Total interest and dividend income	6,009	5,156
Interest expense:
Deposits	781	656
Short-term borrowings	16	3
Long-term debt	245	174
Subordinated debt	159	—
Total interest expense	1,201	833

Net interest income	4,808	4,323
Provision for loan losses	62	50
Net interest income, after provision for loan losses	4,746	4,273

Noninterest income:
Customer service fees	26	31
Mortgage banking activities	32	52
Income on bank-owned life insurance	58	57
Wealth management fees	211	95
Miscellaneous	18	10
Total noninterest income	345	245
Noninterest expenses:
Salaries and employee benefits	2,302	2,331
Occupancy and equipment	724	592
Data processing	196	142
FDIC insurance	77	93
Professional fees	191	172
Advertising	63	83
Other general and administrative	353	361
Total noninterest expenses	3,906	3,774

Income before income taxes	1,185	744
Provision for income taxes	453	285

Net income	732	459

Other comprehensive income:
Net unrealized holding gains on available-for-sale securities	790	228
Income tax expense	(312)	(90)

Total other comprehensive income, net of tax	478	138

Comprehensive income	$1,210	$597

Earnings per common share:
Basic	$0.32	$0.20
Diluted	$0.31	$0.20
Weighted average shares outstanding:
Basic	2,318,937	2,306,684
Diluted	2,339,800	2,318,594

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2016 and 2015

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Unearned Compensation-	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	ESOP	Equity
(Dollars in thousands)

Balance at December 31, 2014	2,459,138	$24	$23,419	$27,027	$417	$(1,541)	$49,346

Comprehensive income	—	—	—	459	138	—	597
Dividends paid to common stockholders ($0.025 per share)	—	—	—	(61)	—	—	(61)
Share based compensation- equity incentive plan	—	—	127	—	—	—	127
ESOP shares committed to be allocated (3,209)	—	—	28	—	—	32	60

Balance at March 31, 2015	2,459,138	$24	$23,575	$27,425	$555	$(1,509)	$50,070

Balance at December 31, 2015	2,458,553	$25	$23,992	$29,411	$162	$(1,412)	$52,178

Comprehensive income	—	—	—	732	478	—	1,210
Dividends paid to common stockholders ($0.03 per share)	—	—	—	(73)	—	—	(73)
Share based compensation-equity incentive plan	—	—	127	—	—	—	127
ESOP shares committed to be allocated (3,210)	—	—	28	—	—	31	59

Balance at March 31, 2016	2,458,553	$25	$24,147	$30,070	$640	$(1,381)	$53,501

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$732	$459
Adjustment to reconcile net income to net cash (used) provided by operating activities:
Provision for loan losses	62	50
Depreciation and amortization	170	161
Net amortization of securities	131	56
Principal balance of loans sold	2,638	6,315
Loans originated for sale	(2,987)	(7,494)
Accretion of net deferred loan fees	(165)	(79)
Amortization of subordinated debt issuance costs	9	—
Income on bank-owned life insurance	(58)	(57)
Deferred income tax provision	107	54
ESOP expense	59	60
Share-based compensation	127	127
Net change in other assets and liabilities	136	(326)

Net cash provided (used) by operating activities	961	(674)

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	3,280	5,985
Purchases	(7,318)	(8,460)
Redemption of Federal Home Loan Bank stock	387	—
Loan originations, net of principal payments	(4,171)	(2,732)
Additions to premises and equipment	(362)	(124)

Net cash used by investing activities	(8,184)	(5,331)

Cash flows from financing activities:
Net increase in deposits	7,579	7,864
Net increase (decrease) in short-term borrowings	(10,000)	2,000
Repayments of long- term debt	(84)	(2,000)
Cash dividends paid to common stockholders	(73)	(61)

Net cash provided (used) by financing activities	(2,578)	7,803

Net change in cash and cash equivalents	(9,801)	1,798
Cash and cash equivalents at beginning period	28,178	19,271

Cash and cash equivalents at end of period	$18,377	$21,069

Supplementary information:
Interest paid	$1,205	$833
Income taxes paid	325	190

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2015 Annual Report on Form 10-K. The results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other period.

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

General component

The general component is based on the following loan segments: residential real estate, commercial real estate, construction, commercial, home equity lines of credit and other consumer. Management considers a rolling average of historical losses for each segment based on a time frame appropriate to capture relevant loss data for each loan segment, generally 3 and 10 years. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume, concentrations and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no significant changes to the Company’s policies or methodology pertaining to the general component of the allowance during the first quarter of 2016.

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

Construction – Loans in this segment primarily include speculative real construction loans primarily on residential properties for which payment is derived from sale of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions. Residential construction loans in this segment also include loans to build one-to-four family owner-occupied properties which are subject to the same credit quality factors as residential real estate.

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

The components of accumulated other comprehensive income and related tax effects are as follows:

	March 31,	December 31,
	2016	2015
	(In thousands)

Unrealized holding gains on securities available for sale	$1,040	$250
Tax effect	(400)	(88)
Net of tax amount	$640	$162

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) issued 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public companies, this ASU is effective for annual reporting periods, including interim periods, beginning after December 15, 2016. On July 9, 2015, the FASB voted to defer the effective date of this guidance by one year. Early application is permitted but not earlier than the original effective date. Management is currently evaluating the impact to the consolidated financial statements of adopting this Update.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to record a right-to-use asset and liability representing the obligation to make lease payments for long-term leases. The Update will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management does not expect the adoption of this update to have a significant impact to the consolidated financial statements.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Residential mortgage-backed securities:
Government National Mortgage Association	$4,397	$95	$(21)	$4,471
Government-sponsored enterprises	13,545	342	(14)	13,873
SBA and other asset-backed securities	11,295	289	(60)	11,524
State and municipal bonds	8,561	253	(12)	8,802
Government-sponsored enterprise obligations	9,000	7	(8)	8,999
Corporate bonds	19,293	188	(19)	19,462

	$66,091	$1,174	$(134)	$67,131

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Residential mortgage-backed securities:
Government National Mortgage Association	$4,563	$81	$(20)	$4,624
Government-sponsored enterprises	11,984	148	(55)	12,077
SBA and other asset-backed securities	11,680	142	(66)	11,756
State and municipal bonds	7,231	186	(8)	7,409
Government-sponsored enterprise obligations	10,002	2	(91)	9,913
Corporate bonds	16,724	13	(82)	16,655

	$62,184	$572	$(322)	$62,434

There were no sales of available-for-sale securities during the three months ended March 31, 2016 and 2015.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2016 are as follows. Expected maturities may differ from contractual maturities because the issuer, in certain instances, has the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$9,247	$9,258
After 1 year to 5 years	12,709	12,882
After 5 years to 10 years	13,949	14,181
After 10 years	949	942
	36,854	37,263
Mortgage- and asset-backed securities	29,237	29,868

	$66,091	$67,131

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

March 31, 2016
Residential mortgage-backed securities:
Government National Mortgage Association	$—	$—	$(21)	$851
Government-sponsored enterprises	—	—	(14)	693
SBA and other asset-backed securities	(37)	1,606	(23)	1,716
State and municipal bonds	(11)	1,588	(1)	100
Government-sponsored enterprise obligations	(8)	1,242	—	—
Corporate bonds	(2)	3,993	(17)	1,696

	$(58)	$8,429	$(76)	$5,056

December 31, 2015
Residential mortgage-backed securities:
Government National Mortgage Association	$(6)	$923	$(14)	$857
Government-sponsored enterprises	(28)	4,170	(27)	694
SBA and other asset-backed securities	(26)	2,622	(40)	768
State and municipal bonds	(6)	930	(2)	100
Government-sponsored enterprise obligations	(91)	8,162	—	—
Corporate bonds	(63)	10,292	(19)	1,695

	$(220)	$27,099	$(102)	$4,144

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluations. At March 31, 2016, various debt securities have unrealized losses with aggregate depreciation of 0.98% from their aggregate amortized cost basis. These unrealized losses relate principally to the effect of interest rate changes on the fair value of debt securities and not an increase in credit risk of the issuers. As the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2016.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the balances of loans is as follows:

	March 31,	December 31,
	2016	2015
	(In thousands)
Real estate loans:
Residential – fixed	$18,139	$18,414
Residential – variable	243,310	238,056
Commercial	104,902	103,106
Construction	91,157	94,886
	457,508	454,462

Commercial loans:
Secured	27,152	23,557
Unsecured	278	124
	27,430	23,681

Consumer loans:
Home equity lines of credit	31,603	34,083
Other	254	256
	31,857	34,339

Total loans	516,795	512,482

Less:
Allowance for loan losses	(5,174)	(5,112)
Net deferred loan origination fees	(40)	(63)

Loans, net	$511,581	$507,307

The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016 and 2015:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Three Months Ended March 31, 2016

Allowance at December 31, 2015	$1,490	$1,025	$1,684	$509	$238	$2	$164	$5,112
Provision (credit) for loan losses	30	18	(97)	80	(17)	—	48	62

Allowance at March 31, 2016	$1,520	$1,043	$1,587	$589	$221	$2	$212	$5,174

Three Months Ended March 31, 2015

Allowance at December 31, 2014	$1,710	$1,056	$1,273	$428	$224	$4	$43	$4,738
Provision (credit) for loan losses	(168)	15	71	(11)	(18)	—	161	50
Loans charged off	(17)	(55)	—	—	—	—	—	(72)

Allowance at March 31, 2015	$1,525	$1,016	$1,344	$417	$206	$4	$204	$4,716

Additional information pertaining to the allowance for loan losses at March 31, 2016 and December 31, 2015 is as follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
March 31, 2016

Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	1,520	1,043	1,587	589	221	2	212	5,174

Total allowance	$1,520	$1,043	$1,587	$589	$221	$2	$212	$5,174

Impaired loan balances	$495	$631	$—	$9	$34	$—	$—	$1,169
Non-impaired loan balances	260,954	104,271	91,157	27,421	31,569	254	—	515,626

Total loans	$261,449	$104,902	$91,157	$27,430	$31,603	$254	$—	$516,795

December 31, 2015

Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	1,490	1,025	1,684	509	238	2	164	5,112

Total allowance	$1,490	$1,025	$1,684	$509	$238	$2	$164	$5,112

Impaired loan balances	$959	$645	$—	$11	$34	$—	$—	$1,649
Non-impaired loan balances	255,511	102,461	94,886	23,670	34,049	256	—	510,833

Total loans	$256,470	$103,106	$94,886	$23,681	$34,083	$256	$—	$512,482

The following is a summary of past due and non-accrual loans at March 31, 2016 and December 31, 2015:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Non- accrual Loans
	(In thousands)
March 31, 2016

Residential real estate	$—	$100	$—	$100	$—	$311
Commercial real estate	—	—	631	631	—	631
Commercial	—	—	—	—	—	9
Home equity lines of credit	—	—	—	—	—	34
Total	$—	$100	$631	$731	$—	$985

December 31, 2015

Residential real estate	$101	$—	$672	$773	$—	$773
Commercial real estate	—	—	645	645	—	645
Commercial	—	—	—	—	—	11
Home equity lines of credit	—	—	—	—	—	34
					—
Total	$101	$—	$1,317	$1,418	$—	$1,463

The following is a summary of impaired loans at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$495	$512	$959	$976
Commercial real estate	631	685	645	700
Commercial	9	9	11	11
Home equity lines of credit	34	34	34	34
Total impaired loans without a valuation allowance	1,169	1,240	1,649	1,721

Total impaired loans	$1,169	$1,240	$1,649	$1,721

Additional information pertaining to impaired loans follows:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(In thousands)

Residential real estate	$612	$6	$6	$1,502	$20	$20
Commercial real estate	639	—	—	3,279	39	39
Commercial	9	—	—	21	—	—
Home equity lines of credit	34	—	—	146	1	1

Total	$1,294	$6	$6	$4,948	$60	$60

No additional funds are committed to be advanced in connection with impaired loans.

There were no troubled debt restructurings recorded during the three months ended March 31, 2016 and 2015.

There were no troubled debt restructurings that defaulted during the three months ended March 31, 2016 and 2015, and for which default was within one year of the restructure date.

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

The following table presents the Company’s loans by risk rating:

	March 31, 2016				December 31, 2015
	Commercial Real Estate	Construction	Commercial	Total	Commercial Real Estate	Construction	Commercial	Total
	(In thousands)

Loans rated 1 -4	$99,160	$91,157	$26,436	$216,753	$95,603	$94,886	$22,685	$213,174
Loans rated 5	5,112	—	985	6,097	6,858	—	985	7,843
Loans rated 6	—	—	9	9	—	—	11	11
Loans rated 7	630	—	—	630	645	—	—	645

Total	$104,902	$91,157	$27,430	$223,489	$103,106	$94,886	$23,681	$221,673

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

Subordinated debt: The fair values reported for subordinated debentures are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rate currently offered on instruments with similar terms and maturities.

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

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015 are summarized below.

	March 31, 2016
	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Assets
Securities available for sale	$—	$67,131	$—	$67,131
Derivative loan commitments	—	19	—	19
Forward loan sale commitments	—	8	—	8
Total assets	$—	$67,158	$—	$67,158

	December 31, 2015
	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Assets
Securities available for sale	$—	$62,434	$—	$62,434
Derivative loan commitments	—	2	—	2
Forward loan sale commitments	—	23	—	23
Total assets	$—	$62,459	$—	$62,459

There were no liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015.

Assets measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market (“LOCOM”) accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets.

	March 31, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Loans held for sale	$—	$—	$1,480	$—	$—	$1,131

The following table presents the total gains (losses) on loans held for sale at March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Loans held for sale	$(5)	$(4)

Loans held for sale (“LHFS”) are evaluated for losses associated with the application of LOCOM accounting. At March 31, 2016, a rise in market interest rates above contractual loan rates from the time LHFS were recorded is reflected as a reduction in the carrying value of the asset and a loss is recognized in current period earnings.

There were no liabilities measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015.

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

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)

March 31, 2016
Financial assets:
Cash and cash equivalents	$18,377	$18,377	$—	$—	$18,377
Certificates of deposit	100	100	—	—	100
Securities available for sale	67,131	—	67,131	—	67,131
FHLB stock	5,137	—	—	5,137	5,137
Loans held for sale	1,480	—	1,480	—	1,480
Loans, net	511,581	—	—	509,569	509,569
Accrued interest receivable	1,555	—	—	1,555	1,555
Derivative loan commitments	19	—	19	—	19
Forward loan sale commitments	8	—	8	—	8

Financial liabilities:
Deposits	$471,3167	$—	$—	$472,156	$472,156
Short-term borrowings	10,000	—	10,000	—	10,000
Long-term debt	72,776	—	73,046	—	73,046
Subordinated debt	9,743	—	9,743	—	9,743
Accrued interest payable	87	—	—	87	87

December 31, 2015
Financial assets:
Cash and cash equivalents	$28,178	$28,178	$—	$—	$28,178
Certificates of deposit	100	100	—	—	100
Securities available for sale	62,434	—	62,434	—	62,434
FHLB stock	5,524	—	—	5,524	5,524
Loans held for sale	1,131	—	1,131	—	1,131
Loans, net	507,307	—	—	503,854	503,854
Accrued interest receivable	1,432	—	—	1,432	1,432
Derivative loan commitments	2	—	2	—	2
Forward loan sale commitments	23	—	23	—	23

Financial liabilities:
Deposits	$463,738	$—	$—	$464,157	$464,157
Short-term borrowings	20,000	—	20,000	—	20,000
Long-term debt	72,860	—	72,665	—	72,665
Subordinated debt	9,734	—	9,734	—	9,734
Accrued interest payable	93	—	—	93	93

NOTE 8 – EMPLOYEE STOCK OWNERSHIP PLAN

The Company maintains an Employee Stock Ownership Plan (the “ESOP”) to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

The Company granted a loan to the ESOP for the purchase of shares of the Company’s common stock on the closing date of the Company’s mutual to stock conversion in 2012. As of March 31, 2016, the ESOP held 188,315 shares, or 7.66%, of the common stock outstanding on that date. The loan obtained by the ESOP from the Company to purchase common stock is payable annually over 15 years at the rate of 3.25% per annum. The loan can be prepaid without penalty. Loan payments are expected to be funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares will be distributed to participants and cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

At March 31, 2016, shares held by the ESOP included the following:

Allocated	47,095
Committed to be allocated	3,210
Unallocated	138,010

188,315

The fair value of unallocated shares was approximately $2.6 million at March 31, 2016.

Total compensation expense recognized in connection with the ESOP for the three months ended March 31, 2016 and 2015 was $59 thousand and $60 thousand, respectively.

NOTE 9– EQUITY INCENTIVE PLAN

Under the Company’s 2012 Equity Incentive Plan (the “Equity Incentive Plan”), the Company may grant stock options to its directors and employees in the form of incentive stock options and non-qualified stock options for up to 240,751 shares of its common stock. The exercise price of each stock option shall not be less than the fair market value of the Company’s common stock on the date of the grant, and the maximum term of each option is 10 years from the date of each award. The vesting period is five years from the date of grant, with vesting at 20% per year.

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

Stock Options

A summary of option activity under the Equity Incentive Plan for the three months ended March 31, 2016 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at beginning of period	225	$16.01
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at end of period	225	$16.01	6.91	$719
Exercisable at end of period	119	$15.55	6.86	$434

For the three months ended March 31, 2016 and 2015, share-based compensation expense applicable to the stock options was $53 thousand and $47 thousand, respectively. The recognized tax benefit related to this expense was $9 thousand for both periods.

Unrecognized compensation expense for non-vested stock options totaled $399 thousand as of March 31, 2016, which will be recognized over the remaining vesting period of 1.91 years.

Stock Awards

There was no activity in the non-vested stock awards under the Equity Incentive Plan for the three months ended March 31, 2016.

For the three months ended March 31, 2016 and 2015, compensation expense applicable to the stock awards was $74 thousand and $80 thousand, respectively. The recognized tax benefit related to this expense during the same periods was $30 thousand and $32 thousand, respectively.

Unrecognized compensation expense for non-vested restricted stock totaled $570 thousand as of March 31, 2016, which will be recognized over the remaining weighted average vesting period of 2.14 years.

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

Earnings per common share have been computed as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	(Dollars in thousands)
Net income applicable to common stock	$732	$459

Average number of common shares outstanding	2,458,553	2,459,138
Less: Average unallocated ESOP shares	(139,616)	(152,454)
Average number of common shares outstanding used to calculate basic earnings per common share	2,318,937	2,306,684

Effect of dilutive of stock options	20,863	11,910

Average number of common shares outstanding used to calculate diluted earnings per common share	2,339,800	2,318,594

Earnings per common share:
Basic	$0.32	$0.20
Diluted	$0.31	$0.20

Options for 43,400 shares and 6,601 were not included in the computations of diluted earnings per share because to do so would have been anti-dilutive for the three months ended March 31, 2016 and 2015, respectively. Anti-dilutive shares are common stock equivalents with exercise prices in excess of the average market value of the Company’s stock for the periods presented.

NOTE 11 – STOCK REPURCHASE PLAN

On October 1, 2012, the Board of Directors approved the repurchase of up to 96,286 shares, or approximately 4.0% of the Company’s outstanding common stock. At March 31, 2016, the Company had repurchased and retired 40,535 shares.

NOTE 12 – DIVIDENDS DECLARED

On February 17, 2016, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.03 per share on the Company’s common stock. The dividend was paid on March 16, 2016 to stockholders of record on March 2, 2016.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in the Company’s 2015 Annual Report on Form 10-K under the section titled “Item 1A.–Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

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

Deferred Tax Assets. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. Management reviews deferred tax assets on a quarterly basis to identify any uncertainties pertaining to realization of such assets. In determining whether a valuation allowance is required against deferred tax assets, management assesses historical and forecasted operating results, including a review of eligible carry-forward periods, tax planning opportunities and other relevant considerations. We believe the accounting estimate related to the valuation allowance is a critical estimate because the underlying assumptions can change from period to period. For example, tax law changes or variances in future projected operating performance could result in a change in the valuation allowance. Should actual factors and conditions differ materially from those used by management, the actual realization of net deferred tax assets could differ materially from the amounts recorded in the financial statements. If we were not able to realize all or part of our deferred tax assets in the future, an adjustment to the related valuation allowance would be charged to income tax expense in the period such determination was made and could have a negative impact on earnings. In addition, if actual factors and conditions differ materially from those used by management, we could incur penalties and interest imposed by taxing authorities. A valuation allowance is not required for the five-year charitable contribution carryforward, which expires in 2017, created primarily by the contribution of 157,477 shares of the Company’s common stock to the Wellesley Charitable Foundation as part of the mutual to stock conversion. It is expected that there will be sufficient income to be able to deduct the entire amount of the contribution over future years.

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

General. Total assets decreased $701 thousand, or 0.1%, from $621.2 million at December 31, 2015 to $620.5 million at March 31, 2016. The decrease was primarily related to a reduction in the level of cash and cash equivalents of $9.8 million, or 34.8%, offset by growth in the loan portfolio of $4.3 million, or 0.8%, and an increase in the level of securities available for sale of $4.7 million, or 7.5%. Loan growth and securities increases were funded through the reduction in cash and cash equivalents and deposit growth of $7.6 million, while excess funds were also used to pay down approximately $10.0 million of short-term FHLB advances.

Loans. Net loans totaled $511.6 million at March 31, 2016, an increase of $4.3 million, as compared to December 31, 2015. Commercial and industrial loans increased $3.7 million to $27.4 million at March 31, 2016, while commercial real estate loans increased $1.8 million as we remain focused on growing these segments of our portfolio. We experienced a decrease in total construction loans of $3.7 million primarily due to a reduction in speculative construction loans of $5.3 million from year-end levels. Residential real estate loans increased $5.0 million to $261.4 million, compared to $256.5 million at December 31, 2015. We continue to focus primarily on originating adjustable-rate residential mortgage loans that are held in portfolio while substantially all newly originated fixed-rate residential loans are sold in the secondary market. Residential loan originations of $14.2 million in the quarter were offset by loan payoffs and amortization of $9.2 million as market interest rates have generally declined from year-end levels. At March 31, 2016, loans past due 90 days or more decreased $686 thousand as one loan was paid off and another loan was brought current during the period. Substantially all delinquent loans are secured by real estate collateral with values exceeding the loan’s carrying value.

Securities. Securities increased from $62.4 million at December 31, 2015 to $67.1 million at March 31, 2016, as excess liquid funds were invested in government sponsored enterprise securities, municipal bonds and high-grade corporate issues.

Deposits. Deposits increased $7.6 million, or 1.6%, from $463.7 million at December 31, 2015 to $471.3 million at March 31, 2016. Demand deposits accounts increased $6.6 million primarily due to new account openings in both commercial and non-commercial accounts. Money market deposit accounts increased $3.7 million in both commercial and non-commercial accounts. Partially offsetting these increases was a decrease of $2.8 million in savings accounts.

Borrowings. We use borrowings, primarily from the FHLB, to supplement our supply of funds for loans and securities and to support short-term liquidity needs of the institution. Long-term debt, consisting entirely of FHLB advances, remained relatively unchanged at $72.8 million for the three months ended March 31, 2016. Short-term borrowings consist entirely of advances from the FHLB with initial maturities less than one year. Balances of short-term borrowings decreased $10.0 million, or 50.0%, since December 31, 2015 as we utilized a portion of available cash to pay off maturing advances.

Stockholders’ Equity. Stockholders’ equity increased $1.3 million, or 2.5%, from $52.2 million at December 31, 2015 to $53.5 million at March 31, 2016, primarily as a result of net income for the quarter of $732 thousand, share- based compensation related to the equity incentive plan of $127 thousand, and an increase in accumulated other comprehensive income of $478 thousand.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Overview. Net income for the three months ended March 31, 2016 was $732 thousand compared to net income of $459 thousand for the three months ended March 31, 2015. The $273 thousand increase in net income was primarily due to an increase of $485 thousand, or 11.2%, in net interest income and an increase in noninterest income of $100 thousand, or $40.8%, partially offset by an increase in noninterest expense of $132 thousand.

Net Interest Income. Net interest income for the three months ended March 31, 2016 was $4.8 million, as compared to $4.3 million for the three months ended March 31, 2015. The increase in net interest income was primarily due to increases in the average balances of loans, partially offset by increases in average balances and rates paid on deposits and borrowings.

Interest and dividend income increased $853 thousand, or 16.5%, from $5.2 million for the three months ended March 31, 2015 to $6.0 million for the three months ended March 31, 2016. The average balance of interest-earning assets increased 15.3%, while the average rate earned on these assets increased by one basis point (“bp”). Interest and fees on loans increased $711 thousand, or 14.7%, due to a 14.4% increase in the average balance of loans partially offset by a three bp decrease in the average rate earned on loans. Contributing to the increase in loan income was the increase in commercial real estate and commercial and industrial loan balances during the period. Interest income from taxable securities increased $91 thousand, or 38.1%, due to an increase in the average balances for the three months ended March 31, 2016 as compared to the prior year period, as well as an increase in the average rate earned on these securities of 28 bps as compared to the prior year period.

The increase in interest expense was primarily due to an increase in average balances of subordinated debt and long-term debt. The average balance of interest-bearing deposits increased $34.8 million, or 9.5%, in the three months ended March 31, 2016, as compared to the same period in 2015, while the average rate paid on interest bearing deposits increased 5 bps. The rate paid on savings accounts decreased 18 bps primarily due to a lower rate structure for these accounts than in the prior year while the average balance of savings accounts decreased $22.7 million to $99.6 million, as compared to the prior year period. The cost of term certificates of deposit increased $198 thousand to $532 thousand as balances in both our retail products and deposits generated through a national certificate of deposit clearinghouse have increased, and rates paid to acquire these balances have increased 18 bps, as compared to the same period last year. The average balance of long-term FHLB advances increased from $58.2 million to $72.8 million, while rates paid on long-term FHLB advances increased from 1.21% to 1.35%. The subordinated debt issued in December 2015 has added $159 thousand to our funding costs, as compared to the prior year, and contributed to the overall rise in the cost of interest-bearing liabilities in the quarter which increased by 18 bps from the comparative three-month period in 2015. Interest expense on short-term borrowings totaled $16 thousand in the three month period ended March 31, 2016, compared to $3 thousand in the three months ended March 31, 2015 while rates paid increased 13 bps.

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

	For the Three Months Ended March 31,
	2016			2015
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Short-term investments	$19,354	$23	0.49%	$17,325	$9	0.21%
Debt securities:
Taxable	56,518	330	2.35	47,025	239	2.06
Tax-exempt	7,862	53	2.68	5,950	46	3.10
Total loans and loans held for sale	514,643	5,557	4.34	449,827	4,846	4.37
FHLB stock	5,400	46	3.43	3,659	16	1.78
Total interest-earning assets	603,777	6,009	4.00%	523,786	5,156	3.99%
Allowance for loan losses	(5,134)			(4,768)
Total interest-earning assets less allowance for loan losses	598,643			519,018
Noninterest-earning assets	19,152			18,408
Total assets	$617,795			$537,426
Interest-bearing liabilities:
Regular savings accounts	$99,624	119	0.48%	$122,287	200	0.66%
NOW checking accounts	30,768	20	0.25	28,729	22	0.31
Money market accounts	86,959	110	0.51	77,654	100	0.52
Certificates of deposit	183,821	532	1.16	137,714	334	0.98
Total interest-bearing deposits	401,172	781	0.78	366,384	656	0.73
Short-term borrowings	12,440	16	0.52	3,452	3	0.39
Long-term debt	72,827	245	1.35	58,233	174	1.21
Subordinated debt	9,745	159	6.56	—	—	—
Total interest-bearing liabilities	496,185	1,201	0.97%	428,069	833	0.79%
Noninterest-bearing demand deposits	65,831			58,131
Other noninterest-bearing liabilities	2,661			1,885
Total liabilities	564,677			488,085
Stockholders’ equity	53,119			49,341
Total liabilities and stockholders’ equity	$617,795			$537,426
Net interest income		$4,808			$4,323
Net interest rate spread (2)			3.03%			3.20%
Net interest-earning assets (3)	$107,593			$95,718
Net interest margin (4)			3.20%			3.35%
Average total interest-earning assets to average total interest-bearing liabilities	121.68%			122.36%

(1)	Ratios for the three month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Short-term investments	$1	$13	$14
Debt securities:
Taxable	54	37	91
Tax-exempt	12	(5)	7
Total loans and loans held for sale	741	(30)	711
FHLB stock	10	20	30
Total interest-earning assets	818	35	853

Interest-bearing liabilities:
Regular savings accounts	(33)	(48)	(81)
NOW checking accounts	1	(4)	(3)
Money market accounts	13	(3)	10
Certificates of deposit	128	71	199
Total interest-bearing deposits	109	16	125
Short-term borrowings	11	2	13
Long-term debt	48	23	71
Subordinated debt	159	—	159
Total interest-bearing liabilities	327	41	368

Increase (decrease) in net interest income	$491	$(6)	$485

Provision for Loan Losses. The provision for loan losses was $62 thousand for the three months ended March 31, 2016 compared to $50 thousand for the three months ended March 31, 2015. In the 2016 period, the relatively modest provision reflects growth in loan portfolio balances, sustained improvement in the level of nonperforming loans, and a reduction in balances of higher risk speculative construction loans.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$5,112	$4,738
Provision for loan losses	62	50
Charge-offs:
Residential loans	—	(17)
Commercial loans	—	(55)
Total charge-offs	—	(72)
Recoveries	—	—
Net charge-offs	—	(72)
Balance at end of period	$5,174	$4,716
Allowance for loan losses to nonperforming loans at end of period	525.15%	100.02%
Allowance for loan losses to total loans at end of period	1.00%	1.05%
Net charge-offs to average loans outstanding during the period	N/A	0.02%

Noninterest Income. Noninterest income totaled $345 thousand, an increase of $100 thousand, or 40.8%, from the prior year. Wealth management fees increased $116 thousand from the comparable 2015 period due primarily to growth in assets under management, while a decrease in mortgage banking activities resulted in a $20 thousand drop in income, as fewer loans were originated for sale compared to the prior year.

Noninterest Expenses. Noninterest expenses increased $132 thousand to $3.9 million during the three months ended March 31, 2016, from $3.8 million for the three months ended March 31, 2015. Factors that contributed to the increase in noninterest expenses during the 2016 period were increased occupancy expense of $71 thousand resulting from rent and other costs associated with the preparation of our Newton office to open in April 2016. Data processing costs also increased during the first quarter as compared to the prior year due to the addition of several banking applications during the past year. Professional fees increased $19 thousand primarily relating to costs associated with a proposed adoption of a new equity incentive plan.

Income Taxes. An income tax provision of $453 thousand was recorded during the quarter ended March 31, 2016 compared to a provision of $285 thousand in the comparable 2015 quarter. The effective tax rate for the 2016 three-month period was 38.2%, compared with 38.3% for the 2015 three-month period. The effective tax rate reflects a consistency in the relative mix of tax exempt income and tax preference items recognized by the Company as a percentage of pre-tax income.

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

Our most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and securities available for sale. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At March 31, 2016, cash and cash equivalents, which include short-term investments, totaled $18.4 million. Securities classified as available-for-sale, whose aggregate market value of $67.1 million exceeds cost, and $1.5 million in loans held for sale provide additional sources of liquidity.

At March 31, 2016, we had $10.0 million in short-term borrowings outstanding, represented entirely by FHLB advances, and $72.8 million in long-term debt, also consisting entirely of FHLB advances. At March 31, 2016, we had a total of $43.4 million in unused borrowing capacity from the FHLB. Short-term borrowings are generally used to fund temporary cash needs due to the timing of loan originations and deposit gathering activities. Long-term debt is generally used to provide for longer-term funding needs of the Company, including the match funding of loans originated for portfolio. At March 31, 2016, we also had the ability to borrow $5.0 million from the Co-operative Central Bank on an unsecured basis, a credit line of $5.0 million with a correspondent bank, and $7.4 million from the Federal Reserve Bank under a collateralized borrowing program, none of which was outstanding at that date.

At March 31, 2016, we had $104.7 million in loan commitments outstanding, which included $38.4 million in unadvanced funds on construction loans, $26.6 million in unadvanced home equity lines of credit, $14.6 million in unadvanced commercial lines of credit, and $24.3 million in new loan originations.

Term certificates of deposit due within one year of March 31, 2016 amounted to $106.1 million, or 57.9%, of total term certificates. This total decreased slightly from $106.5 million at December 31, 2015. Balances of term certificates maturing in more than one year in also remained stable at $77.0 million. Balances of term certificates that mature within one year reflect customer preferences for greater liquidity of personal funds, while longer-dated certificates reflect a willingness among customers to accept current interest rates for extended time periods. If maturing deposits are not renewed, we will be required to seek other sources of funds, including new term certificates and other borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing funds. Management believes, however, based on past experience that a significant portion of our term certificates will be renewed. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and will have to provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income will be dividends received from the Bank and earnings from investment of net proceeds from the offering retained by the Company. Massachusetts banking law and FDIC regulations limit distributions of capital. In addition, the Company is subject to the policy of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality and overall financial condition. At March 31, 2016, the Company had $1.7 million of liquid assets as represented by cash and cash equivalents on an unconsolidated basis.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks, including a risk-based capital measure. The Company is also subject to similar capital requirements set by the Federal Reserve Board. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. In July 2013, the Federal Reserve Board released its final rules, which implemented the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. These rules became effective January 1, 2015 for community banks and increased both the quality and quantity of capital held by banks. The final rule implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Consistent with the international Basel framework, the final rule included a new minimum capital requirement of common equity Tier I capital to risk-weighted assets of 4.5% and a common equity Tier I capital conservation buffer of 2.5% of risk-weighted assets. The capital conservation buffer is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets, increasing each year until fully implemented to 2.5% on January 1, 2019. In addition, the final rule raises the minimum ratio of Tier I capital to risk-weighted assets requirement from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations.

At March 31, 2016, the Bank was well-capitalized under the January 1, 2015 rules. Management believes the Bank’s capital levels will be characterized as “well-capitalized” upon full implementation of the new rules.

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

For the three months ended March 31, 2016, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income and equity simulations. The simulations use projected repricing of assets and liabilities at March 31, 2016 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on the simulations. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and would increase if prepayments accelerated. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects the estimated effects of changes in interest rates on the present value of our equity at March 31, 2016 and on our projected net interest income from March 31, 2016 through March 31, 2017.

	As of March 31, 2016			Over the Next 12 Months Ending March 31, 2017
	Present Value of Equity			Projected Net Interest Income
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
			(Dollars in thousands)
300 bp	$69,139	$(14,167)	(17.01)%	$17,977	$(1,401)	(7.23)%
200	73,685	(9,621)	(11.55)	18,341	(947)	(4.89)
100	78,127	(5,179)	(6.22)	18,872	(506)	2.61
0	83,306	—	—	19,378	—	—
(100)	89,345	6,039	7.25	19,034	(344)	(1.78)

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

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 25, 2016. As of March 31, 2016, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 1, 2012, the Company’s Board of Directors approved the repurchase of up to 96,286 shares of the Company’s common stock. The repurchase plan will continue until it is completed or terminated by the Company’s Board of Directors. At March 31, 2016, the Company had repurchased and retired 40,535 shares. No shares of common stock were repurchased by the Company during the three months ended March 31, 2016.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of Wellesley Bancorp, Inc. (1)

3.2	Bylaws of Wellesley Bancorp, Inc. (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the exhibits to Wellesley Bancorp, Inc.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-176764), filed with the Securities and Exchange Commission on November 7, 2011.
(2)	Incorporated herein by reference to the exhibits to Wellesley Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-176764), filed with the Securities and Exchange Commission on September 9, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLESLEY BANCORP, INC.

Dated: May 12, 2016	By:	/s/ Thomas J. Fontaine
Thomas J. Fontaine
President and Chief Executive Officer
(principal executive officer)

Dated: May 12, 2016	By:	/s/ Gary P. Culyer
Gary P. Culyer
Chief Financial Officer and Treasurer
(principal accounting and financial officer)