Form 10-Q
period 2016-06-30
Wellesley Bancorp, Inc.
filed 2016-08-08
CIK 1526952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☐   No   ☒

As of August 1, 2016, there were 2,458,533 shares of the registrant’s common stock outstanding.

WELLESLEY BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Assets

Cash and due from banks	$2,721	$2,674
Short-term investments	20,984	25,504
Total cash and cash equivalents	23,705	28,178

Certificates of deposit	100	100
Securities available for sale, at fair value	66,823	62,434
Federal Home Loan Bank of Boston stock, at cost	5,460	5,524
Loans held for sale	2,682	1,131

Loans	535,645	512,419
Less allowance for loan losses	(5,186)	(5,112)
Loans, net	530,459	507,307

Bank-owned life insurance	7,188	7,073
Premises and equipment, net	3,953	3,468
Accrued interest receivable	1,557	1,432
Net deferred tax asset	1,984	2,479
Other assets	2,716	2,056

Total assets	$646,627	$621,182

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$81,307	$64,638
Interest-bearing	403,230	399,100
	484,537	463,738
Short-term borrowings	19,250	20,000
Long-term debt	74,191	72,860
Subordinated debt	9,752	9,734
Accrued expenses and other liabilities	4,241	2,672
Total liabilities	591,971	569,004

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 14,000,000 shares authorized, 2,458,553 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	25	25
Additional paid-in capital	24,307	23,992
Retained earnings	30,698	29,411
Accumulated other comprehensive income	974	162
Unearned compensation – ESOP	(1,348)	(1,412)
Total stockholders' equity	54,656	52,178

Total liabilities and stockholders' equity	$646,627	$621,182

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans and loans held for sale	$5,614	$4,972	$11,171	$9,818
Debt securities:
Taxable	340	242	670	481
Tax-exempt	54	47	107	93
Short-term investments and certificates of deposit	17	7	40	16
FHLB stock	49	16	95	32
Total interest and dividend income	6,074	5,284	12,083	10,440
Interest expense:
Deposits	758	629	1,539	1,285
Short-term borrowings	24	18	40	21
Long-term debt	261	186	506	360
Subordinated debt	159	—	318	—
Total interest expense	1,202	833	2,403	1,666

Net interest income	4,872	4,451	9,680	8,774
Provision for loan losses	125	100	187	150
Net interest income, after provision for loan losses	4,747	4,351	9,493	8,624

Noninterest income:
Customer service fees	32	32	58	63
Mortgage banking activities	108	47	140	99
Gain on sale of securities, net	16	—	16	—
Income on bank-owned life insurance	57	58	115	115
Wealth management fees	238	114	449	209
Miscellaneous	59	10	77	20
Total noninterest income	510	261	855	506

Noninterest expense:
Salaries and employee benefits	2,378	2,150	4,680	4,463
Occupancy and equipment	745	662	1,469	1,314
Data processing	177	176	373	318
FDIC insurance	82	93	159	186
Professional fees	278	202	469	374
Other general and administrative	407	376	823	778
Total noninterest expense	4,067	3,659	7,973	7,433

Income before income taxes	1,190	953	2,375	1,697
Provision for income taxes	463	368	916	653

Net income	727	585	1,459	1,044

Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale securities	526	(476)	1,316	(248)
Reclassification adjustment for net gain on sale of securities recognized in noninterest income	(16)	—	(16)	—
Income tax benefit (expense)	(65)	184	(488)	94

Total other comprehensive income (loss)	445	(292)	812	(154)

Comprehensive income	$1,172	$293	$2,271	$890
Earnings per common share:
Basic	$0.31	$0.25	$0.63	$0.45
Diluted	$0.31	$0.25	$0.62	$0.45
Weighted average shares outstanding:
Basic	2,322,147	2,309,894	2,320,542	2,308,289
Diluted	2,352,092	2,325,245	2,345,946	2,321,920

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2016 and 2015

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Unearned Compensation-	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	ESOP	Equity
	(Dollars in thousands)

Balance at December 31, 2014	2,459,138	$24	$23,419	$27,027	$417	$(1,541)	$49,346

Comprehensive income	—	—	—	1,044	(154)	—	890
Dividends paid to common stockholders ($0.055 per share)	—	—	—	(135)	—	—	(135)
Share-based compensation- equity incentive plan	—	—	250	—	—	—	250
Tax benefit from stock based compensation	—	—	1	—	—	—	1
ESOP shares committed to be allocated (6,419)	—	—	57	—	—	65	122

Balance at June 30, 2015	2,459,138	$24	$23,727	$27,936	$263	$(1,476)	$50,474

Balance at December 31, 2015	2,458,553	$25	$23,992	$29,411	$162	$(1,412)	$52,178

Comprehensive income	—	—	—	1,459	812	—	2,271
Dividends paid to common stockholders ($0.70 per share)	—	—	—	(172)	—	—	(172)
Share-based compensation- equity incentive plan	—	—	254	—	—	—	254
Tax benefit from stock based compensation	—	—	1	—	—	—	1
ESOP shares committed to be allocated (6,419)	—	—	60	—	—	64	124

Balance at June 30, 2016	2,458,553	$25	$24,307	$30,698	$974	$(1,348)	$54,656

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$1,459	$1,044

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	187	150
Depreciation and amortization	354	323
Net amortization of securities	179	112
Gain on sale of securities, net	(16)	—
Principal amount of loans sold	11,697	13,286
Loans originated for sale	(13,380)	(15,136)
Accretion of net deferred loan fees	(300)	(165)
Amortization of subordinated debt issuance costs	18	—
Income on bank-owned life insurance	(115)	(115)
Deferred income tax provision (benefit)	7	(106)
ESOP expense	124	122
Share-based compensation	254	250
Net change in other assets and liabilities	784	(489)
Net cash provided (used) by operating activities	1,252	(724)

Cash flows from investing activities:

Activity in securities available for sale:
Maturities, prepayments and calls	11,381	11,517
Purchases	(14,726)	(8,792)
Proceeds from sales of securities, net	93	—
Redemption (purchase) of Federal Home Loan Bank stock	64	(1,080)
Loan originations, net of principal payments	(22,907)	(29,459)
Additions to premises and equipment	(839)	(172)
Net cash used by investing activities	(26,934)	(27,986)

Cash flows from financing activities:
Net increase in deposits	20,799	6,184
Proceeds from long-term debt	9,500	9,500
Repayments of long-term debt	(8,169)	(6,000)
Increase (decrease) in short-term borrowings	(750)	16,000
Excess tax benefits from share-based compensation	1	1
Cash dividends paid on common stock	(172)	(135)
Net cash provided by financing activities	21,209	25,550

Net change in cash and cash equivalents	(4,473)	(3,160)
Cash and cash equivalents at beginning period	28,178	19,271
Cash and cash equivalents at end of period	$23,705	$16,111

Supplementary information:
Interest paid	$2,398	$1,665
Income taxes paid	825	525

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2015 Annual Report on Form 10-K. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any other period.

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

General component

The general component is based on the following loan segments: residential real estate, commercial real estate, construction, commercial, home equity lines of credit and other consumer. Management considers a rolling average of historical losses for each segment based on a time frame appropriate to capture relevant loss data for each loan segment, generally three and 10 years. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume, concentrations and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and, national and local economic trends and conditions. There were no significant changes to the Company’s policies or methodology pertaining to the general component of the allowance during 2016 or 2015.

The qualitative factor adjustments are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not originate subprime loans. Most loans in this segment are collateralized by one-to-four family residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

Construction – Loans in this segment primarily include speculative construction loans primarily on residential properties for which payment is derived from the sale of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.    Residential construction loans in this segment also include loans to build one-to-four family owner-occupied properties, which are subject to the same credit quality factors as residential real estate.

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

Allocated component

The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the fair value of the loan or, if the loan is collateral dependent, by the fair value of the collateral, less estimated costs to sell. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan are lower than the carrying value of that loan. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify performing individual residential and consumer loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

NOTE 3 – COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, and gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income/loss.

The components of accumulated other comprehensive income and related tax effects are as follows:

	June 30,	December 31,
	2016	2015
	(In thousands)

Unrealized holding gains on securities available for sale	$1,550	$250
Tax effect	(576)	(88)

Net-of tax amount	$974	$162

NOTE 4 – RECENT ACCOUNTING AND REGULATORY PRONOUNCEMENTS

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718). This update is intended to simplify several aspects of the accounting for share-based payment transaction, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The update will be effective for fiscal years beginning after December 15, 2016, including interim periods. Management is currently evaluating the impact to the consolidated financial statements of adopting this update.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic326) which requires entities to measure expected credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Credit losses on available-for-sale debt securities should be measured in a manner similar to current GAAP. However, the amendments in this update require that credit losses be presented as an allowance rather than as a write down. The update will be effective for fiscal years beginning after December 15, 2019, including interim periods. Management is currently evaluating the impact to the consolidated financial statements of adopting this update.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$4,217	$104	$(24)	$4,297
Government-sponsored enterprises	14,085	450	(2)	14,533
SBA and other asset-backed securities	13,305	381	(56)	13,630
State and municipal bonds	8,391	399	(3)	8,787
Government-sponsored enterprise obligations	6,999	12	(1)	7,010
Corporate bonds	18,276	299	(9)	18,566

	$65,273	$1,645	$(95)	$66,823

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$4,563	$81	$(20)	$4,624
Government-sponsored enterprises	11,984	148	(55)	12,077
SBA and other asset-backed securities	11,680	142	(66)	11,756
State and municipal bonds	7,231	186	(8)	7,409
Government-sponsored enterprise obligations	10,002	2	(91)	9,913
Corporate bonds	16,724	13	(82)	16,655

	$62,184	$572	$(322)	$62,434

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2016 are as follows. Expected maturities may differ from contractual maturities because the issuer, in certain instances, has the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Within 1 year	$7,491	$7,504
After 1 year to 5 years	14,182	14,436
After 5 years to 10 years	10,548	10,939
After 10 years	1,445	1,484
	33,666	34,363
Mortgage- and asset-backed securities	31,607	32,460

	$65,273	$66,823

For the three and six months ended June 30, 2016, proceeds from sales of available-for-sale securities amounted to $93 thousand with gross realized gains of $16 thousand and no gross realized losses.

There were no sales of available-for-sale securities during the three and six months ended June 30, 2015.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2016
Residential mortgage-backed securities:
Government National Mortgage Association	$—	$—	$(24)	$847
Government-sponsored enterprises	—	—	(2)	663
SBA and other asset-backed securities	(28)	1,557	(28)	980
State and municipal bonds	(1)	296	(2)	100
Government-sponsored enterprise obligations	(1)	999	—	—
Corporate bonds	(1)	994	(8)	1,703

	$(31)	$3,846	$(64)	$4,293

December 31, 2015
Residential mortgage-backed securities:
Government National Mortgage Association	$(6)	$923	$(14)	$857
Government-sponsored enterprises	(28)	4,170	(27)	694
SBA and other asset-backed securities	(26)	2,622	(40)	768
State and municipal bonds	(6)	930	(2)	100
Government-sponsored enterprise obligations	(91)	8,162	—	—
Corporate bonds	(63)	10,292	(19)	1,695

	$(220)	$27,099	$(102)	$4,144

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluations. At June 30, 2016, various debt securities have unrealized losses with aggregate depreciation of 1.2% from their aggregate amortized cost basis. These unrealized losses relate principally to the effect of interest rate changes on the fair value of debt securities and not an increase in credit risk of the issuers. As the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2016.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the ending balances of loans is as follows:

	June 30,	December 31,
	2016	2015
	(In thousands)
Real estate loans:
Residential – fixed	$18,175	$18,414
Residential – variable	240,617	238,056
Commercial	109,706	103,106
Construction	100,739	94,886
	469,237	454,462

Commercial loans:
Secured	32,786	23,557
Unsecured	225	124
	33,011	23,681

Consumer loans:
Home equity lines of credit	33,163	34,083
Other	227	256
	33,390	34,339

Total loans	535,638	512,482

Less:
Allowance for loan losses	(5,186)	(5,112)
Net deferred origination costs (fees)	7	(63)

Loans, net	$530,459	$507,307

The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2016 and 2015:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Three Months Ended June 30, 2016

Allowance at March 31, 2016	$1,520	$1,043	$1,587	$589	$221	$2	$212	$5,174

Provision (credit) for loan losses	(45)	(7)	117	54	39	1	(34)	125
Loans charged off	(102)	—	—	—	(11)	—	—	(113)

Allowance at June 30, 2016	$1,373	$1,036	$1,704	$643	$249	$3	$178	$5,186

Three Months Ended June 30, 2015

Allowance at March 31, 2015	$1,525	$1,016	$1,344	$417	$206	$4	$204	$4,716

Provision (credit) for loan losses	32	58	(49)	44	17	—	(2)	100

Allowance at June 30, 2015	$1,557	$1,074	$1,295	$461	$223	$4	$202	$4,816

Six Months Ended June 30, 2016

Allowance at December 31, 2015	$1,490	$1,025	$1,684	$509	$238	$2	$164	$5,112

Provision (credit) for loan losses	(15)	11	20	134	22	1	14	187
Loans charged off	(102)		—	—	(11)	—	—	(113)

Allowance at June 30, 2016	$1,373	$1,036	$1,704	$643	$249	$3	$178	$5,186

Six Months Ended June 30, 2015

Allowance at December 31, 2014	$1,710	$1,056	$1,273	$428	$224	$4	$43	$4,738

Provision (credit) for loan losses	(136)	73	22	33	(1)	—	159	150
Loans charged off	(17)	(55)	—	—	—	—	—	(72)

Allowance at June 30, 2015	$1,557	$1,074	$1,295	$461	$223	$4	$202	$4,816

Additional information pertaining to the allowance for loan losses at June 30, 2016 and December 31, 2015 is as follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
June 30, 2016

Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	1,373	1,036	1,704	643	249	3	178	5,186

Total allowance	$1,373	$1,036	$1,704	$643	$249	$3	$178	$5,186

Impaired loan balances	$389	$621	$—	$6	$23	$—	$—	$1,039
Non-impaired loan balances	258,403	109,085	100,739	33,005	33,140	227	—	534,599

Total loans	$258,792	$109,706	$100,739	$33,011	$33,163	$227	$—	$535,638

December 31, 2015

Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	1,490	1,025	1,684	509	238	2	164	5,112

Total allowance	$1,490	$1,025	$1,684	$509	$238	$2	$164	$5,112

Impaired loan balances	$959	$645	$—	$11	$34	$—	$—	$1,649
Non-impaired loan balances	255,511	102,461	94,886	23,670	34,049	256	—	510,833

Total loans	$256,470	$103,106	$94,886	$23,681	$34,083	$256	$—	$512,482

The following is a summary of past due and non-accrual loans at June 30, 2016 and December 31, 2015:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Non- accrual Loans
	(In thousands)
June 30, 2016

Residential real estate	$—	$67	$—	$67	$—	$207
Commercial real estate	—	—	621	621	—	621
Commercial	—	—	—	—	—	6
Home equity lines of credit	99	—	—	99	—	23

Total	$99	$67	$621	$787	$—	$857

December 31, 2015

Residential real estate	$101	$—	$672	$773	$—	$773
Commercial real estate	—	—	645	645	—	645
Commercial	—	—	—	—	—	11
Home equity lines of credit	—	—	—	—	—	34
					—
Total	$101	$—	$1,317	$1,418	$—	$1,463

The following is a summary of impaired loans at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$389	$508	$959	$976
Commercial real estate	621	675	645	700
Commercial	6	6	11	11
Home equity lines of credit	23	34	34	34
Total impaired loans without a valuation allowance	1,039	1,224	1,649	1,721

Total impaired loans	$1,039	$1,224	$1,649	$1 ,721

Additional information pertaining to impaired loans follows:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)

Residential real estate	$468	$5	$3	$516	$11	$8
Commercial real estate	626	—	—	633	—	—
Commercial	8	—	—	9	—	—
Home equity lines of credit	32	—	—	33	1	1

Total	$1,134	$5	$3	$1,191	$12	$9

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)

Residential real estate	$1,289	$18	$16	$1,382	$38	$36
Commercial real estate	3,227	45	36	3,254	90	75
Commercial	18	—	—	19	1	—
Home equity lines of credit	146	1	1	146	2	2

Total	$4,680	$64	$53	$4,801	$131	$113

No additional funds are committed to be advanced in connection with impaired loans.

There were no new TDRs recorded during the three and six months ended June 30, 2016.

The Company recorded TDRs totaling $187 thousand during the three and six months ended June 30, 2015.

There were no TDRs defaulted during the three and six months ended June 30, 2016 and 2015, and for which default was within one year of the restructure date.

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

The following table presents the Company’s loans by risk rating:

	June 30, 2016				December 31, 2015
	Commercial Real Estate	Construction	Commercial	Total	Commercial Real Estate	Construction	Commercial	Total
	(In thousands)

Loans rated 1 -4	$104,031	$100,739	$32,020	$236,789	$95,603	$94,886	$22,685	$213,174
Loans rated 5	5,054	—	985	6,039	6,858	—	985	7,843
Loans rated 6	—	—	6	6	—	—	11	11
Loans rated 7	621	—	—	620	645	—	—	645

Total	$109,706	$100,739	$33,011	$243,456	$103,106	$94,886	$23,681	$221,673

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

Determination of fair value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Cash, cash equivalents and certificates of deposit: The carrying amounts approximate fair values based on the short-term nature of the assets.

Securities available for sale: Fair value measurements are obtained from a third-party pricing service and are not adjusted by management. All securities are measured at fair value in Level 2 based on valuation models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

Federal Home Loan Bank (“FHLB”) stock: The carrying value of FHLB stock is deemed to approximate fair value based on the redemption provisions of the FHLB of Boston.

Loans held for sale: Fair values are based on commitments in effect from investors or Level 3 based valuations.

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

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015 are summarized below.

	June 30, 2016
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities available for sale	$—	$66,823	$—	$66,823

Liabilities
Derivative loan commitments	$—	$3	$—	$3

	December 31, 2015
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities available for sale	$—	$62,434	$—	$62,434
Derivative loan commitments	—	2	—	2
Forward loan sale commitments	—	23	—	23

Total assets	$—	$62,459	$—	$62,459

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

	June 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Loans held for sale	$—	$—	$2,682	$—	$—	$1,131
Impaired loans	—	—	413	—	—	185
	$—	$—	$3,095	$—	$—	$1,316

The following table presents the total losses on loans held for sale and impaired loans for the three and six month periods ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Loans held for sale	$(8)	$(25)	$(8)	$(25)
Impaired loans	(113)	—	(113)	(72)
	$(121)	$(25)	$(121)	$(97)

Loans held for sale (“LHFS”) are evaluated for losses associated with the application of LOCOM accounting. At June 30, 2016, a rise in market interest rates above contractual loan rates from the time LHFS were recorded is reflected as a reduction in the carrying value of the asset and a loss is recognized in current period earnings. Losses applicable to certain impaired loans are estimated using the appraised value of the underlying collateral considering discounting factors and adjusted for selling costs. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the overall adequacy of the allowance for loan losses. Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses.

There are no liabilities measured at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015.

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

	Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2016

Financial assets:
Cash and cash equivalents	$23,705	$23,705	$—	$—	$23,705
Certificates of deposit	100	100	—	—	100
Securities available for sale	66,823	—	66,823	—	66,823
FHLB stock	5,460	—	—	5,460	5,460
Loans held for sale	2,682	—	—	2,682	2,682
Loans, net	530,459	—	—	535,021	535,021
Accrued interest receivable	1,557	—	—	1,557	1,557
Derivative loan commitments	3	—	—	3	3

Financial liabilities:
Deposits	$484,537	$—	$—	$485,377	$485,377
Short-term borrowings	19,250	—	19,250	—	19,250
Long-term debt	74,191	—	74,623	—	74,623
Subordinated debt	9,752	—	—	9,752	9,752
Accrued interest payable	96	—	—	96	96

December 31, 2015

Financial assets:
Cash and cash equivalents	$28,178	$28,178	$—	$—	$28,178
Certificates of deposit	100	100	—	—	100
Securities available for sale	62,434	—	62,434	—	62,434
FHLB stock	5,524	—	—	5,524	5,524
Loans held for sale	1,131	—	—	1,131	1,131
Loans, net	507,307	—	—	503,854	503,854
Accrued interest receivable	1,432	—	—	1,432	1,432
Derivative loan commitments	2	—	2	—	2
Forward loan sale commitments	23	—	23	—	23

Financial liabilities:
Deposits	$463,738	$—	$—	$464,157	$464,157
Short-term borrowings	20,000	—	20,000	—	20,000
Long-term debt	72,860	—	72,665	—	72,665
Subordinated debt	9,734	—	—	9,734	9,734
Accrued interest payable	93	—	—	93	93

NOTE 8 – EMPLOYEE STOCK OWNERSHIP PLAN

The Bank maintains an Employee Stock Ownership Plan (the “ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

The Company granted a loan to the ESOP for the purchase shares of the Company’s common stock on the closing date of the Company’s mutual to stock conversion in 2012. As of June 30, 2016, the ESOP held 188,315 shares or 7.66% of the common stock outstanding on that date. The loan obtained by the ESOP from the Company to purchase common stock is payable annually over 15 years at the rate of 3.25% per annum. The loan can be prepaid without penalty. Loan payments are expected to be funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares will be distributed to participants and cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Shares held by the ESOP at June 30, 2016 include the following:

Allocated	45,153
Committed to be allocated	6,419
Unallocated	134,801

186,373

The fair value of unallocated shares was $2.7 million at June 30, 2016.

Total compensation expense recognized in connection with the ESOP for the three and six month periods ended June 30, 2016 was $64 thousand and $124 thousand, respectively.

NOTE 9 – EQUITY INCENTIVE PLANS

Under the Company’s 2016 Equity Incentive Plan (the “2016 Equity Incentive Plan”), effective July 27, 2016, the Company may grant restricted stock awards to its employees and directors for up to 75,000 shares of its common stock. A restricted stock award (the “award”) is a grant of shares of Company common stock for no consideration, subject to a vesting schedule or the satisfaction of market conditions or performance criteria. Awarded shares are held in reserve for each grantee by the Company’s transfer agent, and will be issued from previously authorized but unissued shares upon vesting. The fair value of the stock awards, based on the market price at the grant date, will be recognized over the five-year vesting period.

Under the Company’s 2012 Equity Incentive Plan (the “2012 Equity Incentive Plan”), the Company may grant stock options to its employees and directors in the form of incentive stock options and non-qualified stock options for up to 240,751 shares of its common stock. The exercise price of each stock option shall not be less than the fair market value of the Company’s common stock on the date of grant, and the maximum term of each option is 10 years from the date of each award. The vesting period is five years from the date of grant, with vesting at 20% per year.

Under the 2012 Equity Incentive Plan, the Company may also grant stock awards to management, employees and directors for up to 96,286 shares. Awarded shares are held in reserve for each grantee by the Company’s transfer agent, and will be issued from previously authorized but unissued shares upon vesting. The fair value of the stock awards, based on the market price at the grant date, will be recognized over the five-year vesting period.

The Company’s 2012 Equity Incentive Plan was terminated upon approval of the 2016 Equity Incentive Plan.

Stock Options

A summary of option activity under the 2012 Equity Incentive Plan for the six months ended June 30, 2016 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at beginning of period	225	$16.01	7.16	$968
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at end of period	225	$16.01	7.16	$968
Options exercisable at end of period	119	$15.55	6.36	$564

For the three months ended June 30, 2016 and 2015, compensation expense applicable to the stock options was $53 thousand and $51 thousand, respectively, and the recognized tax benefit related to this expense was $9 thousand, in both periods.

For the six months ended June 30, 2016 and 2015, compensation expense applicable to the stock options was $106 thousand and $98 thousand, respectively, and the recognized tax benefit related to this expense was $19 thousand in both years.

Unrecognized compensation expense for non-vested stock options totaled $346 thousand as of June 30, 2016, which will be recognized over the remaining weighted average vesting period of 1.66 years.

Stock Awards

There was no activity in non-vested restricted stock awards under the 2016 Equity Incentive Plan or the 2012 Equity Incentive Plan for the six months ended June 30, 2016.

For the three months ended June 30, 2016 and 2015, compensation expense applicable to the stock awards was $74 thousand and $68 thousand, respectively, and the recognized tax benefit related to this expense was $28 thousand and $27 thousand, respectively.

For the six months ended June 30, 2016 and 2015, compensation expense applicable to the stock awards was $148 thousand and $152 thousand, respectively, and the recognized tax benefit related to this expense was $59 thousand and $61 thousand, respectively.

Unrecognized compensation expense for non-vested restricted stock totaled $495 thousand as of June 30, 2016, which will be recognized over the remaining weighted average vesting period of 1.89 years.

NOTE 10 – EARNINGS PER COMMON SHARE

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. Under the Company’s 2016 Equity Incentive Plan and the 2012 Equity Incentive Plan, stock awards contain non-forfeitable dividend rights. Accordingly, these shares are considered outstanding for computation of basic earnings per share. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock awards and are determined using the treasury stock method.

Earnings per common share have been computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net income applicable to common stock	$727	$585	$1,459	$1,044

Average number of common shares issued	2,458,553	2,459,138	2,458,553	2,459,138

Less: Average unallocated ESOP shares	(136,406)	(149,244)	(138,011)	(150,849)

Average number of common shares outstanding used to calculate basic earnings per common share	2,322,147	2,309,894	2,320,542	2,308,289
Effect of dilutive stock options	29,945	15,351	25,404	13,631

Average number of common shares outstanding used to calculate diluted earnings per share	2,352,092	2,325,245	2,345,946	2,321,920

Earnings per common share:
Basic	$0.31	$0.25	$0.63	$0.45
Diluted	$0.31	$0.25	$0.62	$0.45

Options for 43,400 shares and 31,400 shares were not included in the computations of diluted earnings per share because to do so would have been anti-dilutive for the six months ended June 30, 2016 and 2015, respectively. Anti-dilutive shares are common stock equivalents with exercise prices in excess of the average market value of the Company’s stock for the periods presented.

NOTE 11 – STOCK REPURCHASE PLAN

On October 1, 2012, the Board of Directors approved the repurchase of up to 96,286 shares, or approximately 4.0% of the Company’s outstanding common stock. As of June 30, 2016, the Company had repurchased and retired 40,535 shares.

NOTE 12 – DIVIDENDS DECLARED

On May 25, 2016, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.04 per share on the Company’s common stock. The dividend was paid to stockholders of record on June 6, 2016.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and, changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in the Company’s 2015 Annual Report on Form 10-K under the section titled “Item 1A.–Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: the likelihood of default; the loss exposure at default; the amount and timing of future cash flows on impaired loans; the value of collateral; and, the determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the Federal Deposit Insurance Corporation and Massachusetts Commissioner of Banks, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

Deferred Tax Assets. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. Management reviews deferred tax assets on a quarterly basis to identify any uncertainties pertaining to realization of such assets. In determining whether a valuation allowance is required against deferred tax assets, management assesses historical and forecasted operating results, including a review of eligible carry-forward periods, tax planning opportunities and other relevant considerations. We believe the accounting estimate related to the valuation allowance is a critical estimate because the underlying assumptions can change from period to period. For example, tax law changes or variances in future projected operating performance could result in a change in the valuation allowance. Should actual factors and conditions differ materially from those used by management, the actual realization of net deferred tax assets could differ materially from the amounts recorded in the financial statements. If we were not able to realize all or part of our deferred tax assets in the future, an adjustment to the related valuation allowance would be charged to income tax expense in the period such determination was made and could have a negative impact on earnings. In addition, if actual factors and conditions differ materially from those used by management, we could incur penalties and interest imposed by taxing authorities. A valuation allowance is not required for the five-year charitable carry-forward created, which expires in 2017, created primarily by the contribution of 157,477 shares of the Company’s common stock to the Wellesley Charitable Foundation as part of the mutual to stock conversion. It is expected that there will be sufficient income to be able to deduct the entire amount of the contribution by 2017.

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

General. Total assets increased $25.4 million, or 4.1%, from $621.2 million at December 31, 2015 to $646.6 million at June 30, 2016. Total asset growth was due to an increase in net loans of $23.2 million, or 4.5%, and an increase of $4.4 million, or 7.0%, in securities available for sale, partially offset by a reduction of $4.5 million, or 15.9%, in cash and cash equivalents.

Loans. Growth in the loan portfolio of $23.2 million reflects our expansion efforts over the past couple of years as well as a strategic focus to diversify our loan portfolio. Commercial loans increased $9.3 million, or 39.4%, due largely to our presence in the Boston market. Commercial real estate loans increased $6.6 million, or 6.5%, as we have had recent success in expanding our business development efforts. Construction loans increased $5.9 million, or 6.2%, primarily due to strong housing demands within our lending area. Residential real estate loans increased $2.3 million to $259.3 million, compared to $257.0 million at December 31, 2015. Generally, adjustable-rate residential mortgage loans that are originated are held in portfolio while most all newly originated fixed-rate residential loans are sold in the secondary market.

At June 30, 2016, total past due loans decreased $631 thousand as compared to December 31, 2015, as fewer customers are experiencing payment difficulties. Substantially all delinquent loans are secured by real estate collateral with values exceeding outstanding loan principal. Any losses expected on delinquent loans have been charged-off and amounted to $113 thousand for the quarter and six months ended June 30, 2016.

Securities. Total securities increased from $62.4 million at December 31, 2015 to $66.8 million at June 30, 2016, as excess liquidity was invested in government-sponsored enterprise securities, municipal bonds and high-grade corporate bond issues.

Deposits. Total deposits increased $20.8 million, or 4.5%, from $463.7 million at December 31, 2015 to $484.5 million at June 30, 2015. Demand deposits and NOW accounts increased $18.9 million, or 19.1%, to $115.2 million as growth was realized in both retail and commercial accounts. Certificates of deposit increased $1.7 million, which included $9 million of new brokered deposits, used to diversify our funding for liquidity and cash needs. Money market accounts increased $1.2 million. Savings accounts decreased $579 thousand.

Borrowings. We use borrowings, primarily from the FHLB, to supplement our supply of funds for loans and securities, and to support short-term liquidity needs of the institution. Long-term debt, consisting entirely of FHLB advances, increased $1.3 million, or 1.8%, for the six months ended June 30, 2016. Short-term borrowings consist entirely of advances from the FHLB with initial maturities less than one year. Balances of short-term borrowings decreased $750 thousand, or 3.80%, since December 31, 2015 as increased lending activity needs were funded primarily by increases in deposits. The balance of the subordinated debt remained at $9.7 million at June 30, 2016, as compared to December 31, 2015.

Stockholders’ Equity. Stockholders’ equity increased $2.5 million, or 4.7%, from $52.2 million at December 31, 2015 to $54.7 million at June 30, 2016, primarily as a result of net income for the six month period of $1.5 million, share-based compensation related to the equity incentive plans of $254 thousand, and by the after-tax effect of increases in the fair value of available for sale securities of $812 thousand.

Results of Operations for the Three Months Ended June 30, 2016 and 2015

Overview. Net income for the three months ended June 30, 2016 was $727 thousand, compared to net income of $585 thousand for the three months ended June 30, 2015. The $142 thousand increase was primarily due to an increase in net interest income and an increase in noninterest income, partially offset by an increase in non-interest expenses. Net interest income increased $421 thousand to $4.9 million, and noninterest income increased $249 thousand to $510 thousand in the 2016 quarter while noninterest expense increased $408 thousand to $4.1 million in the same period.

Net Interest Income. Net interest income for the three months ended June 30, 2016 increased $421 thousand, or 9.5%, as compared to the three months ended June 30, 2015. The increase in net interest income was primarily due to increases in the average balances of loans, partially offset by a decline in loan yields. Interest expense in the period increased, driven by overall deposit growth, higher rates offered on certificate of deposits, and issuance of subordinated debt.

Interest and dividend income increased $790 thousand, or 15.0%, from $5.3 million for the three months ended June 30, 2015 to $6.1 million for the three months ended June 30, 2016. The average balance of interest-earning assets increased 16.2%, while the average rate earned on these assets decreased by four basis points (“bp”). Interest and fees on loans increased $642 thousand, or 12.9%, due to a 14.7% increase in the average balance of loans partially offset by a five bp decrease in the average rate earned on loans. Contributing to the increase in loan income was the increase in commercial real estate and commercial and industrial loan balances during the period. Interest income from taxable securities increased $98 thousand, or 40.5%, due to an increase in the average balances for the three months ended June 30, 2016 as compared to the prior year period, as well as an increase in the average rate earned on these securities of 34 bps as compared to the prior year period.

The increase in interest expense was primarily due to an increase in average balances of subordinated debt and long-term debt. The average balance of interest-bearing deposits increased $43.4 million, or 12.3%, in the three months ended June 30, 2016, compared to the same period in 2015, and the average rate paid on interest bearing deposits increased 6 bps. The rate paid on savings accounts decreased 18 bps primarily due to a lower rate structure for these accounts than in the prior year while the average balance of savings accounts decreased $12.0 million to $98.6 million, as compared to the prior year period. The cost of term certificates of deposit increased $200 thousand to $536 thousand as balances in both our retail products and deposits generated through a national certificate of deposit clearinghouse have increased, and rates paid to acquire these balances have increased 19 bps, compared to the same period last year. The average balance of long-term FHLB advances increased from $59.3 million to $75.1 million, while rates paid on long-term FHLB advances increased from 1.24% to 1.37%. The subordinated debt issued in December 2015 has added $159 thousand to our funding costs, as compared to the prior year, and contributed to the overall rise in the cost of interest-bearing liabilities in the quarter by 22 bps. Interest expense on short-term borrowings totaled $24 thousand in the three month period ended June 30, 2016, compared to $18 thousand in the three months ended June 30, 2015 due to rates increasing by 16 bps.

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

	For the Three Months Ended June 30,
	2016			2015
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
Interest-earning assets:
Short-term investments	$17,295	$17	0.41%	$12,134	$7	0.25%
Debt securities:
Taxable	57,948	340	2.36	48,122	242	2.02
Tax-exempt	8,784	54	2.48	6,138	47	3.06
Total loans and loans held for sale	525,326	5,614	4.30	458,041	4,972	4.35
FHLB stock	5,325	49	3.68	4,378	16	1.46
Total interest-earning assets	614,678	6,074	3.97	528,813	5,284	4.01
Allowance for loan losses	(5,195)			(4,767)
Total interest-earning assets less allowance for loan losses	609,483			524,046
Noninterest-earning assets	21,250			18,759
Total assets	$630,733			$542,805
Interest-bearing liabilities:
Regular savings accounts	$98,618	106	0.43%	$110,603	169	0.61%
NOW checking accounts	30,726	19	0.25	29,897	24	0.32
Money market accounts	85,398	97	0.46	77,701	100	0.52
Certificates of deposit	183,197	536	1.18	136,324	336	0.99
Total interest-bearing deposits	397,939	758	0.77	354,525	629	0.71
Short-term borrowings	17,285	24	0.54	18,781	18	0.38
Long-term debt	75,192	261	1.37	59,275	186	1.24
Subordinated debt	9,746	159	6.52	—	—	—
Total interest-bearing liabilities	500,162	1,202	0.97	432,581	833	0.77
Noninterest-bearing demand deposits	73,861			58,450
Other noninterest-bearing liabilities	2,381			1,535
Total liabilities	576,404			492,566
Stockholders’ equity	54,329			50,239
Total liabilities and stockholders’ equity	$630,733			$542,805
Net interest income		$4,872			$4,451
Net interest rate spread (2)			3.00%			3.24%
Net interest-earning assets (3)	$114,516			$96,232
Net interest margin (4)			3.19%			3.38%
Average total interest-earning assets to average total interest-bearing liabilities	122.90%			122.25%

(1)	Ratios for the three month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
	Increase (Decrease) Due to		Total Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Short-term investments	$4	$6	$10
Debt securities:
Taxable	54	44	98
Tax-exempt	13	(6)	7
Total loans and loans held for sale	703	(61)	642
FHLB stock	4	29	33
Total interest-earning assets	778	12	790

Interest-bearing liabilities:
Regular savings	(17)	(46)	(63)
NOW checking	1	(6)	(5)
Money market	17	(20)	(3)
Certificates of deposit	128	72	200
Total interest-bearing deposits	129	—	129
Short-term borrowings	(1)	7	6
Long-term debt	53	22	75
Subordinated debt	159	—	159
Total interest-bearing liabilities	340	29	369

Increase (decrease) in net interest income	$438	$(17)	$421

Provision for Loan Losses. The provision for loan losses was $125 thousand for the three months ended June 30, 2016, compared to $100 thousand for the three month period ended June 30, 2015. In the 2016 period, the provision reflects management’s estimate of loan losses based upon historical loan portfolio performance as well as environmental considerations such as the strength of the regional economy and organizational knowledge and expertise. Three nonperforming loans, secured by residential properties, were written down by a combined $113 thousand, to a carrying value of $412 thousand, based on indicative bids received to purchase the loans.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	June 30,
(Dollars in thousands)	2016	2015
Allowance at beginning of period	$5,174	$4,716
Provision for loan losses	125	100
Charge-offs	(113)	—
Recoveries	—	—
Net charge-offs	(113)	—
Allowance at end of period	$5,186	$4,816
Allowance for loan losses to nonperforming loans at end of period	605.04%	100.02%
Allowance for loan losses to total loans at end of period	0.97%	1.05%
Net charge-offs to average loans outstanding during the period	0.02%	—%

Noninterest Income. Noninterest income totaled $510 thousand, an increase of $249 thousand or 95.4%. Wealth management fees increased $124 thousand as compared to the prior year as assets under management increased. Income from mortgage banking activities in 2015 increased $61 thousand as sales of longer-term, fixed rate mortgage loans increased as compared to the prior year. Other commercial loan related fee income increased $42 thousand as compared to the prior year.

Noninterest Expense. Noninterest expense increased $408 thousand to $4.1 million during the three months ended June 30, 2016, from $3.7 million for the three months ended June 30, 2015. Factors that contributed to the increase in noninterest expense during the 2016 period were increased salaries and employee benefits of $228 thousand, or 10.6%, primarily attributable to the addition of personnel supporting our Newton office which opened in April, 2016. Occupancy and equipment expense increased $83 thousand resulting from normal rent increases and additional rent and other expense associated with our new office space. Professional fees increased $76 thousand, as one-time charges were incurred during 2016 for certain staffing searches.

Income Taxes. An income tax provision of $463 thousand was recorded during the quarter ended June 30, 2016, compared to a provision of $368 thousand in the comparable 2015 quarter. The effective tax rate for the 2016 three month period was 38.9%, compared with 38.6% for the 2015 three month period.

Results of Operations for the Six Months Ended June 30, 2016 and 2015

Overview. Net income for the six months ended June 30, 2016 was $1.5 million, compared to net income of $1.0 million for the six months ended June 30, 2015. The $415 thousand increase was primarily due to increased net interest income of $906 thousand and increased noninterest income of $349 thousand, partially offset by increased noninterest expense of $540 thousand, and taxes of $263 thousand.

Net Interest Income. Net interest income for the six months ended June 30, 2016 increased $906 thousand, or 10.3%, as compared to the six months ended June 30, 2015. The increase in net interest income was primarily due to an increase in interest income of $1.6 million, or 15.7%, partially offset by interest expenses that increased $737 thousand, or 44.2%, during the period.

Interest and dividend income increased $1.6 million, or 15.7%, from $10.4 million for the six months ended June 30, 2015 to $12.1 million for the six months ended June 30, 2016. The average balance of interest-earning assets increased 15.6%, while the average rate earned on these assets decreased by one bp. Interest and fees on loans increased $1.4 million, or 13.8%, due to a 14.5% increase in the average balance of loans partially offset by a four bp decrease in the average rate earned on loans. Contributing to the increase in loan income was the increase in commercial real estate and commercial and industrial loan balances during the period. Interest income from taxable securities increased $189 thousand, or 39.3%, due to an increase in the average balances for the six months ended June 30, 2016 as compared to the prior year period, as well as an increase in the average rate earned on these securities of 31 bps as compared to the prior year period.

The increase in interest expense was primarily due to an increase in average balances of subordinated debt, interest bearing deposits, and long-term debt. The average balance of interest-bearing deposits increased $39.1 million, or 10.9%, in the six months ended June 30, 2016, as compared to the same period in 2015, while the average rate paid on interest-bearing deposits increased five bps. The rate paid on savings accounts decreased 18 bps primarily due to a lower rate structure for these accounts than in the prior year while the average balance of savings accounts decreased $17.3 million to $99.1 million, as compared to the prior year period. The cost of term certificates of deposit increased $399 thousand to $1.1 million as balances in both our retail products and deposits generated through a national certificate of deposit clearinghouse have increased, and rates paid to acquire these balances have increased 18 bps, as compared to the same period last year. The average balance of long-term FHLB advances increased from $59.6 million to $74.0 million, while rates paid on long-term FHLB advances increased from 1.20% to 1.35%. The subordinated debt issued in December 2015 has added $318 thousand to our funding costs, as compared to the prior year, and contributed to the overall rise in the cost of interest-bearing liabilities in the quarter which increased by 19 bps from the comparative six month period in 2015. Interest expense on short-term borrowings totaled $40 thousand in the six month period ended June 30, 2016, compared to $21 thousand in the six months ended June 30, 2015 while rates paid increased 12 bps.

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

	For the Six Months Ended June 30,
	2016			2015
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
Interest-earning assets:
Short-term investments	$17,756	$40	0.47%	$14,692	$16	0.22%
Debt securities:
Taxable	57,233	670	2.35	47,577	481	2.04
Tax-exempt	8,323	107	2.58	6,045	93	3.08
Total loans and loans held for sale	519,786	11,171	4.32	453,956	9,818	4.36
FHLB stock	5,362	95	3.56	4,021	32	1.60
Total interest-earning assets	608,460	12,083	3.99	526,291	10,440	4.00
Allowance for loan losses	(5,164)			(4,768)
Total interest-earning assets less allowance for loan losses	603,296			521,523
Noninterest-earning assets	21,063			18,457
Total assets	$624,359			$539,980
Interest-bearing liabilities:
Regular savings accounts	$99,121	225	0.46%	$116,413	369	0.64%
NOW checking accounts	30,747	38	0.25	29,315	46	0.32
Money market accounts	86,179	206	0.48	77,678	200	0.52
Certificates of deposit	183,509	1,069	1.17	137,016	670	0.99
Total interest-bearing deposits	399,556	1,538	0.77	360,422	1,285	0.72
Short-term borrowings	14,862	40	0.53	10,319	21	0.41
Long-term debt	74,010	506	1.35	59,597	360	1.20
Subordinated debt	9,746	318	6.52	—	—	—
Total interest-bearing liabilities	498,174	2,402	0.97	430,338	1,666	0.78
Noninterest-bearing demand deposits	69,846			58,291
Other noninterest-bearing liabilities	2,615			1,559
Total liabilities	574,416			490,187
Stockholders’ equity	53,724			49,792
Total liabilities and stockholders’ equity	$624,359			$539,980
Net interest income		$9,681			$8,774
Net interest rate spread (2)			3.02%			3.22%
Net interest-earning assets (3)	$110,287			$95,953
Net interest margin (4)			3.20%			3.36%
Average total interest-earning assets to average total interest-bearing liabilities	122.14%			122.30%

(1)	Ratios for the six month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
	Increase (Decrease) Due to		Total Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Short-term investments	$4	$20	$24
Debt securities:
Taxable	108	81	189
Tax-exempt	25	(11)	14
Total loans and loans held for sale	1,443	(90)	1,353
FHLB stock	14	49	63
Total interest-earning assets	1,594	49	1,643

Interest-bearing liabilities:
Regular savings	(49)	(95)	(144)
NOW checking	2	(10)	(8)
Money market	19	(13)	6
Certificates of deposit	257	142	399
Total interest-bearing deposits	229	24	253
Short-term borrowings	11	8	19
Long-term debt	95	51	146
Subordinated debt	318	—	318
Total interest-bearing liabilities	653	83	736

Increase (decrease) in net interest income	$941	$(34)	$907

Provision for Loan Losses. The provision for loan losses was $187 thousand for the six months ended June 30, 2016, compared to $150 thousand for the six month period ended June 30, 2015. In the 2016 period, the provision reflects management’s estimate of loan losses based upon historical loan portfolio performance as well as environmental considerations such as the strength of the regional economy and organizational knowledge and expertise. Three non-performing loans, secured by residential properties, were written down by a combined $113 thousand, to a carrying value of $413 thousand, based on indicative bids received to purchase the loans

Analysis of Loan Loss Experience The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Six Months Ended
	June 30,
(Dollars in thousands)	2016	2015
Allowance at beginning of period	$5,112	$4,738
Provision for loan losses	187	150
Charge-offs:	(113)	(72)
Recoveries	—	—
Net charge- offs	(113)	(72)
Allowance at end of period	$5,186	$4,816
Allowance for loan losses to nonperforming loans at end of period	605.04%	100.02%
Allowance for loan losses to total loans at end of period	0.97%	1.05%
Net charge-offs to average loans outstanding during the period	0.02%	0.02%

Noninterest Income. Noninterest income totaled $855 thousand, an increase of $349 thousand, or 69.0%, as income from wealth management fees in 2016 increased $240 thousand due to higher assets under management. Mortgage banking activities in 2016 increased $41 thousand compared to 2015 due to increased mortgage sales volumes. Also contributing to the increase was $42 thousand in other commercial loan fee income and $16 thousand in gains on sales of securities.

Noninterest Expense. Noninterest expense increased $540 thousand to $8.0 million during the six months ended June 30, 2016, from $7.4 million for the six months ended June 30, 2015. Factors that contributed to the increase in noninterest expense during the 2016 period were increased salaries and employee benefits of $217 thousand, or 4.9%, primarily attributable to the addition of personnel supporting our Newton office which opened in April, 2016. Occupancy and equipment expense increased $155 thousand resulting from normal rent increases and additional rent and other expense associated with our new office space. Professional fees increased $95 thousand, as one-time charges were incurred during 2016 for certain staffing searches.

Income Taxes. An income tax provision of $916 thousand was recorded during the six months ended June 30, 2016 compared to a provision of $653 thousand in the comparable 2015 period. The effective tax rate for the 2016 six month period was 38.6%, compared with 38.5% for the 2015 six month period.

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

Our most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and securities available for sale. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At June 30, 2016, cash and cash equivalents, which include short-term investments, totaled $23.7 million. Securities classified as available-for-sale, whose aggregate fair value of $66.8 million exceeds cost, and $2.7 million of loans held for sale provide additional sources of liquidity.

At June 30, 2016, we had $19.3 million in short-term borrowings outstanding, represented entirely by FHLB advances, and $74.2 million in long-term debt, also consisting entirely of FHLB advances. At June 30, 2016, we had a total of $34.6 million in unused borrowing capacity from the FHLB. Short-term borrowings are generally used to fund temporary cash needs due to the timing of loan originations and deposit gathering activities. Long-term debt is generally used to provide for longer-term funding needs of the Company, including the match funding of loans originated for portfolio. At June 30, 2016, we also had the ability to borrow $5.0 million from the Co-operative Central Bank on an unsecured basis, a credit line of $5.0 million with a correspondent bank, and $7.8 million from the Federal Reserve Bank under a collateralized borrowing program, none of which was outstanding at that date.

At March 31, 2016, we had $94.3 million in loan commitments outstanding, which included $39.2 million in unadvanced funds on construction loans, $24.1 million in unadvanced home equity lines of credit, $15.1 million in unadvanced commercial lines of credit, and $15.8 million in new loan originations.

Term certificates of deposit due within one year of June 30, 2016 amounted to $125.5 million, or 68.1%, of total term certificates, an increase of $19.0 million from $106.5 million at December 31, 2015. Balances of term certificates maturing in more than one year decreased to $58.9 million as compared to $77.0 million at December 31, 2015. Balances of term certificates that mature within one year reflect customer preferences for greater liquidity of personal funds, while longer-dated certificates reflect a willingness among customers to accept current interest rates for extended time periods. If maturing deposits are not renewed, we will be required to seek other sources of funds, including new term certificates and other borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing funds. Management believes, however, based on past experience that a significant portion of our term certificates will be renewed. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and will have to provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income will be dividends received from the Bank and earnings from investment of net proceeds from the offering retained by the Company. Massachusetts banking law and FDIC regulations limit distributions of capital. In addition, the Company is subject to the policy of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality and overall financial condition. At June 30, 2016, the Company had $1.3 million of liquid assets as represented by cash and cash equivalents on an unconsolidated basis.

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

At June 30, 2016, the Bank was well-capitalized under the January 1, 2015 rules. Management believes the Bank’s capital levels will be characterized as “well-capitalized” upon full implementation of the new rules.

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

For the six months ended June 30, 2016, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income and equity simulations. The simulations use projected repricing of assets and liabilities at June 30, 2016 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on the simulations. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and would increase if prepayments accelerated. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects the estimated effects of changes in interest rates on the present value of our equity at June 30, 2016 and on our projected net interest income from June 30, 2016 through June 30, 2017.

	As of June 30, 2016			Over the Next 12 Months Ending June 30, 2017
Basis Point (“bp”)	Present Value of Equity			Projected Net Interest Income
Change in Rates	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
			(Dollars in thousands)
300 bp	$87,211	$(7,978)	(8.38)%	$19,097	$(1,047)	(5.20)%
200	89,572	(5,617)	(5.90)	19,427	(717)	(3.56)
100	91,841	(3,348)	(3.52)	19,743	(401)	(1.99)
0	95,189	—	—	20,144	—	—
(100)	98,032	2,843	2.99	19,733	(411)	(2.04)

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

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 25, 2016. As of June 30, 2016, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 1, 2012, the Company’s Board of Directors approved the repurchase of up to 96,286 shares of the Company’s common stock. The repurchase plan will continue until it is completed or terminated by the Company’s Board of Directors. At June 30, 2016, the Company had repurchased and retired 40,535 shares. No shares of common stock were repurchased by the Company in the three months ended June 30, 2016.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of Wellesley Bancorp, Inc. (1)

3.2	Bylaws of Wellesley Bancorp, Inc. (2)

10.1	Severance Compensation Agreement, Effective June 30, 2016, between Wellesley Bank and Michael W. Dvorak *

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Management contract or compensation arrangement

(1)	Incorporated herein by reference to the exhibits to Wellesley Bancorp, Inc.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-176764), filed with the Securities and Exchange Commission on November 7, 2011.
(2)	Incorporated herein by reference to the exhibits to Wellesley Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-176764), filed with the Securities and Exchange Commission on September 9, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLESLEY BANCORP, INC.

Dated:	August 8, 2016	By:	/s/ Thomas J. Fontaine
Thomas J. Fontaine
President and Chief Executive Officer
(principal executive officer)

Dated:	August 8, 2016	By:	/s/ Michael W. Dvorak
Michael W. Dvorak
Chief Financial Officer and Treasurer
(principal accounting and financial officer)