Form 10-Q
period 2016-09-30
Wellesley Bancorp, Inc.
filed 2016-11-09
CIK 1526952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐ No ☒

As of October 31, 2016, there were 2,458,533 shares of the registrant’s common stock outstanding.

WELLESLEY BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Assets

Cash and due from banks	$3,068	$2,674
Short-term investments	21,591	25,504
Total cash and cash equivalents	24,659	28,178

Certificates of deposit	100	100
Securities available for sale, at fair value	67,418	62,434
Federal Home Loan Bank of Boston stock, at cost	5,639	5,524
Loans held for sale	2,217	1,131

Loans	553,844	512,419
Less allowance for loan losses	(5,307)	(5,112)
Loans, net	548,537	507,307

Bank-owned life insurance	7,246	7,073
Premises and equipment, net	3,976	3,468
Accrued interest receivable	1,667	1,432
Net deferred tax asset	2,216	2,479
Other assets	2,604	2,056

Total assets	$666,279	$621,182

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$81,508	$64,638
Interest-bearing	414,324	399,100
	495,832	463,738
Short-term borrowings	24,250	20,000
Long-term debt	78,106	72,860
Subordinated debt	9,761	9,734
Accrued expenses and other liabilities	2,959	2,672
Total liabilities	610,908	569,004

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 14,000,000 shares authorized, 2,458,553 shares issued and outstanding at September 30, 2016 and December 31, 2015	25	25
Additional paid-in capital	24,470	23,992
Retained earnings	31,355	29,411
Accumulated other comprehensive income	837	162
Unearned compensation – ESOP	(1,316)	(1,412)
Total stockholders' equity	55,371	52,178

Total liabilities and stockholders' equity	$666,279	$621,182

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans and loans held for sale	$5,838	$5,342	$17,009	$15,160
Debt securities:
Taxable	355	204	1,025	685
Tax-exempt	54	50	161	143
Short-term investments and certificates of deposit	17	8	57	24
FHLB stock	48	36	143	68
Total interest and dividend income	6,312	5,640	18,395	16,080
Interest expense:
Deposits	781	722	2,320	2,007
Short-term borrowings	29	24	69	45
Long-term debt	254	223	760	583
Subordinated debt	159	—	477	—
Total interest expense	1,223	969	3,626	2,635

Net interest income	5,089	4,671	14,769	13,445
Provision for loan losses	125	150	312	300
Net interest income, after provision for loan losses	4,964	4,521	14,457	13,145

Noninterest income:
Customer service fees	16	29	74	92
Mortgage banking activities	71	34	218	133
Gain on sale of securities, net	—	28	16	28
Income on bank-owned life insurance	58	58	173	173
Wealth management fees	260	130	709	339
Miscellaneous	10	11	80	31
Total noninterest income	415	290	1,270	796

Noninterest expense:
Salaries and employee benefits	2,439	2,126	7,119	6,588
Occupancy and equipment	770	703	2,239	2,018
Data processing	201	162	574	480
FDIC insurance	122	93	281	279
Professional fees	244	182	713	556
Other general and administrative	385	410	1,208	1,188
Total noninterest expense	4,161	3,676	12,134	11,109

Income before income taxes	1,218	1,135	3,593	2,832
Provision for income taxes	463	435	1,379	1,088

Net income	755	700	2,214	1,744

Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale securities	(214)	197	1,101	(51)
Reclassification adjustment for net gain on sale of securities recognized in noninterest income	—	(28)	(16)	(28)
Income tax benefit (expense)	77	(65)	(410)	29

Total other comprehensive income (loss)	(137)	104	675	(50)

Comprehensive income	$618	$804	$2,889	$1,694
Earnings per common share:
Basic	$0.32	$0.30	$0.95	$0.76
Diluted	$0.32	$0.30	$0.94	$0.75
Weighted average shares outstanding:
Basic	2,325,356	2,313,103	2,322,147	2,309,894
Diluted	2,364,437	2,334,529	2,352,110	2,326,123

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2016 and 2015

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Unearned Compensation-	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	ESOP	Equity
	(Dollars in thousands)

Balance at December 31, 2014	2,459,138	$24	$23,419	$27,027	$417	$(1,541)	$49,346

Comprehensive income	—	—	—	1,744	(50)	—	1,694
Dividends paid to common stockholders ($0.085 per share)	—	—	—	(209)	—	—	(209)
Share-based compensation- equity incentive plan	—	—	372	—	—	—	372
Tax benefit from stock based compensation	—	—	2	—	—	—	2
ESOP shares committed to be allocated (9,629)	—	—	88	—	—	97	185

Balance at September 30, 2015	2,459,138	$24	$23,881	$28,562	$367	$(1,444)	$51,390

Balance at December 31, 2015	2,458,553	$25	$23,992	29,411	$162	$(1,412)	$52,178

Comprehensive income	—	—	—	2,214	675	—	2,889
Dividends paid to common stockholders ($0.11 per share)	—	—	—	(270)	—	—	(270)
Share-based compensation-equity incentive plan	—	—	381	—	—	—	381
Tax benefit from stock based compensation	—	—	2	—	—	—	2
ESOP shares committed to be allocated (9,629)	—	—	95	—	—	96	191

Balance at September 30, 2016	2,458,553	$25	$24,470	$31,355	$837	$(1,316)	$55,371

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$2,214	$1,744
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	312	300
Depreciation and amortization	555	488
Net amortization of securities	226	194
Gain on sale of securities, net	(16)	(28)
Principal amount of loans sold	21,453	18,874
Loans originated for sale	(22,539)	(18,471)
Accretion of net deferred loan fees	(418)	(278)
Amortization of subordinated debt issuance costs	27	—
Income on bank-owned life insurance	(173)	(173)
Deferred income tax benefit	(147)	(195)
ESOP expense	191	185
Share-based compensation	381	372
Net change in other assets and liabilities	(496)	50
Net cash provided by operating activities	1,570	3,062

Cash flows from investing activities:

Activity in securities available for sale:
Maturities, prepayments and calls	12,559	16,229
Purchases	(17,756)	(15,827)
Proceeds from sales of securities, net	1,088	1,861
Purchase of Federal Home Loan Bank stock	(115)	(1,545)
Loan originations, net of principal payments	(41,124)	(58,711)
Additions to premises and equipment	(1,063)	(169)
Net cash used by investing activities	(46,411)	(58,162)

Cash flows from financing activities:
Net increase in deposits	32,094	30,472
Proceeds from long-term debt	17,585	15,500
Repayments of long-term debt	(12,339)	(8,055)
Increase in short-term borrowings	4,250	14,000
Excess tax benefits from share-based compensation	2	2
Cash dividends paid on common stock	(270)	(209)
Net cash provided by financing activities	41,322	51,710

Net change in cash and cash equivalents	(3,519)	(3,390)
Cash and cash equivalents at beginning period	28,178	19,271
Cash and cash equivalents at end of period	$24,659	$15,881

Supplementary information:
Interest paid	$3,134	$2,615
Income taxes paid	1,210	943

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2015 Annual Report on Form 10-K. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any other period.

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

General component

The general component is based on the following loan segments: residential real estate, commercial real estate, construction, commercial, home equity lines of credit and other consumer. Management considers a rolling average of historical losses for each segment based on a time frame appropriate to capture relevant loss data for each loan segment, generally three and 10 years. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume; concentrations and terms of loans; level of collateral protection; effects of changes in risk selection and underwriting standards; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no significant changes to the Company’s policies or methodology pertaining to the general component of the allowance during 2016 or 2015.

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

The components of accumulated other comprehensive income and related tax effects are as follows:

	September 30,	December 31,
	2016	2015
	(In thousands)

Unrealized holding gains on securities available for sale	$1,335	$250
Tax effect	(498)	(88)

Net-of tax amount	$837	$162

NOTE 4 – RECENT ACCOUNTING AND REGULATORY PRONOUNCEMENTS

In May 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public companies, this ASU is effective for annual reporting periods, including interim periods, beginning after December 15, 2016. On July 9, 2015, the FASB voted to defer the effective date of this guidance by one year. Early application is permitted but not earlier than the original effective date. Management is currently evaluating the impact to the consolidated financial statements of adopting this update. Management does not expect the adoption of this update to have a significant impact to the consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The key provision included in the ASU is that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) will be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost.  For public entities such as the Company, this Update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This update is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718). This update is intended to simplify several aspects of the accounting for share-based payment transaction, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The update will be effective for fiscal years beginning after December 15, 2016, including interim periods. Management is currently evaluating the impact on the consolidated financial statements of adopting this update.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326, which requires entities to measure expected credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Credit losses on available-for-sale debt securities should be measured in a manner similar to current GAAP. However, the amendments in this update require that credit losses be presented as an allowance rather than as a write down. The update will be effective for fiscal years beginning after December 15, 2019, including interim periods. Management is currently evaluating the impact to the consolidated financial statements of adopting this update.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$4,055	$90	$(25)	$4,120
Government-sponsored enterprises	13,619	409	(2)	14,026
SBA and other asset-backed securities	12,834	323	(38)	13,119
State and municipal bonds	8,379	319	(3)	8,695
Government-sponsored enterprise obligations	8,999	3	(9)	8,993
Corporate bonds	18,197	284	(16)	18,465

	$66,083	$1,428	$(93)	$67,418

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$4,563	$81	$(20)	$4,624
Government-sponsored enterprises	11,984	148	(55)	12,077
SBA and other asset-backed securities	11,680	142	(66)	11,756
State and municipal bonds	7,231	186	(8)	7,409
Government-sponsored enterprise obligations	10,002	2	(91)	9,913
Corporate bonds	16,724	13	(82)	16,655

	$62,184	$572	$(322)	$62,434

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2016 are as follows. Expected maturities may differ from contractual maturities because the issuer, in certain instances, has the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$10,102	$10,102
After 1 year to 5 years	13,222	13,458
After 5 years to 10 years	11,309	11,629
After 10 years	942	964
	35,575	36,153
Mortgage- and asset-backed securities	30,508	31,265

	$66,083	$67,418

For the three months ended September 30, 2016, proceeds from sales of available-for-sale securities amounted to $995 thousand with no gross realized gains or losses. For the nine months ended September 30, 2016, proceeds from sales of available-for-sale securities amounted to $1.1million with gross realized gains of $16 thousand and no gross realized losses.

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

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2016
Residential mortgage-backed securities:
Government National Mortgage Association	$—	$—	$(25)	$846
Government-sponsored enterprises	—	—	(2)	608
SBA and other asset-backed securities	—	—	(38)	2,493
State and municipal bonds	(1)	234	(2)	396
Government-sponsored enterprise obligations	(9)	2,990	—	—
Corporate bonds	(11)	1,018	(5)	992

	$(21)	$4,242	$(72)	$5,335

December 31, 2015
Residential mortgage-backed securities:
Government National Mortgage Association	$(6)	$923	$(14)	$857
Government-sponsored enterprises	(28)	4,170	(27)	694
SBA and other asset-backed securities	(26)	2,622	(40)	768
State and municipal bonds	(6)	930	(2)	100
Government-sponsored enterprise obligations	(91)	8,162	—	—
Corporate bonds	(63)	10,292	(19)	1,695

	$(220)	$27,099	$(102)	$4,114

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluations. At September 30, 2016, various debt securities have unrealized losses with aggregate depreciation of 1.0% from their aggregate amortized cost basis. These unrealized losses relate principally to the effect of interest rate changes on the fair value of debt securities and not an increase in credit risk of the issuers. As the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2016.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the ending balances of loans is as follows:

	September 30,	December 31,
	2016	2015
	(In thousands)
Real estate loans:
Residential – fixed	$18,221	$18,414
Residential – variable	248,064	238,056
Commercial	112,790	103,106
Construction	103,250	94,886
	482,325	454,462

Commercial loans:
Secured	37,475	23,557
Unsecured	223	124
	37,698	23,681

Consumer loans:
Home equity lines of credit	33,561	34,083
Other	221	256
	33,782	34,339

Total loans	553,805	512,482

Less:
Allowance for loan losses	(5,307)	(5,112)
Net deferred origination costs (fees)	39	(63)

Loans, net	$548,537	$507,307

The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2016 and 2015:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Three Months Ended September 30, 2016

Allowance at June 30, 2016	$1,373	$1,036	$1,704	$643	$249	$3	$178	$5,186

Provision (credit) for loan losses	46	30	(8)	92	3	—	(38)	125
Loans charged off	(4)	—	—	—	—	—	—	(4)

Allowance at September 30, 2016	$1,415	$1,066	$1,696	$735	$252	$3	$140	$5,307

Three Months Ended September 30, 2015

Allowance at June 30, 2015	$1,557	$1,074	$1,295	$461	$223	$4	$202	$4,816

Provision (credit) for loan losses	(29)	(37)	188	9	(3)	(1)	23	150

Allowance at September 30, 2015	$1,528	$1,037	$1,483	$470	$220	$3	$225	$4,966

Nine Months Ended September 30, 2016

Allowance at December 31, 2015	$1,490	$1,025	$1,684	$509	$238	$2	$164	$5,112

Provision (credit) for loan losses	31	41	12	226	25	1	(24)	312
Loans charged off	(106)		—	—	(11)	—	—	(117)

Allowance at September 30, 2016	$1,415	$1,066	$1,696	$735	$252	$3	$140	$5,307

Nine Months Ended September 30, 2015

Allowance at December 31, 2014	$1,710	$1,056	$1,273	$428	$224	$4	$43	$4,738

Provision (credit) for loan losses	(165)	36	210	42	(4)	(1)	182	300
Loans charged off	(17)	(55)	—	—	—	—	—	(72)

Allowance at September 30, 2015	$1,528	$1,037	$1,483	$470	$220	$3	$225	$4,966

Additional information pertaining to the allowance for loan losses at September 30, 2016 and December 31, 2015 is as follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
September 30, 2016
Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	1,415	1,066	1,696	735	252	3	140	5,307
Total allowance	$1,415	$1,066	$1,696	$735	$252	$3	$140	$5,307
Impaired loan balances	$180	$601	$—	$3	$—	$—	$—	$784
Non-impaired loan balances	266,105	112,189	103,250	37,695	33,561	221	—	553,021

Total loans	$266,285	$112,790	$103,250	$37,698	$33,561	$221	$—	$553,805

December 31, 2015
Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	1,490	1,025	1,684	509	238	2	164	5,112
Total allowance	$1,490	$1,025	$1,684	$509	$238	$2	$164	$5,112
Impaired loan balances	$959	$645	$—	$11	$34	$—	$—	$1,649
Non-impaired loan balances	255,511	102,461	94,886	23,670	34,049	256	—	510,833

Total loans	$256,470	$103,106	$94,886	$23,681	$34,083	$256	$—	$512,482

The following is a summary of past due and non-accrual loans at September 30, 2016 and December 31, 2015:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Non-accrual Loans
	(In thousands)
September 30, 2016

Residential real estate	$1,015	$—	$—	$1,015	$—	$—
Commercial real estate	—	—	601	601	—	601
Commercial	—	—	—	—	—	3
Home equity lines of credit	93	—	—	93	—	—
Total	$1,108	$—	$601	$1,709	$—	$604

December 31, 2015

Residential real estate	$101	$—	$672	$773	$—	$773
Commercial real estate	—	—	645	645	—	645
Commercial	—	—	—	—	—	11
Home equity lines of credit	—	—	—	—	—	34
					—
Total	$101	$—	$1,317	$1,418	$—	$1,463

The following is a summary of impaired loans at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$180	$198	$959	$976
Commercial real estate	601	656	645	700
Commercial	3	3	11	11
Home equity lines of credit	—	—	34	34
Total impaired loans without a valuation allowance	784	857	1,649	1,721

Total impaired loans	$784	$857	$1,649	$1 ,721

Additional information pertaining to impaired loans follows:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)

Residential real estate	$285	$2	$—	$394	$13	$8
Commercial real estate	610	—	—	625	—	—
Commercial	5	—	—	8	—	—
Home equity lines of credit	12	—	—	19	1	1

Total	$912	$2	$—	$1,046	$14	$9

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)

Residential real estate	$1,214	$14	$11	$1,235	$52	$48
Commercial real estate	2,979	51	28	3,149	141	103
Commercial	16	—	—	18	1	1
Home equity lines of credit	118	1	1	135	3	3

Total	$4,327	$66	$40	$4,537	$197	$155

No additional funds are committed to be advanced in connection with impaired loans.

There were no new TDRs recorded during the three and nine months ended September 30, 2016.

The Company recorded TDRs totaling $187 thousand during the three and nine months ended September 30, 2015.

There were no TDRs that defaulted during the three and nine months ended September 30, 2016 and 2015, and for which default was within one year of the restructure date. Generally TDR loans are considered to be in default at 90 days past due.

Credit Quality Information

The Company utilizes an eleven-grade internal loan rating system for commercial real estate, construction and commercial loans.

Loans rated 1-4: Loans in these categories are considered “pass” rated loans with low-to-average risk.

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

Loans rated 8: Loans in this category are considered uncollectible or “loss” and of such little value that their continuance as loans is not warranted.

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

The following table presents the Company’s loans by risk rating:

	September 30, 2016				December 31, 2015
	Commercial Real Estate	Construction	Commercial	Total	Commercial Real Estate	Construction	Commercial	Total
	(In thousands)

Loans rated 1 -4	$107,214	$103,250	$35,697	$246,161	$95,603	$94,886	$22,685	$213,174
Loans rated 5	4,975	—	1,998	6,973	6,858	—	985	7,843
Loans rated 6	—	—	3	3	—	—	11	11
Loans rated 7	601	—	—	601	645	—	—	645

Total	$112,790	$103,250	$37,698	$253,738	$103,106	$94,886	$23,681	$221,673

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

Assets measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015 are summarized below.

	September 30, 2016
	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Assets
Securities available for sale	$—	$67,418	$—	$67,418
Forward loan sale commitments	—	20	—	20

Total assets	$—	$67,438	$—	$67,438

	December 31, 2015
	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Assets
Securities available for sale	$—	$62,434	$—	$62,434
Derivative loan commitments	—	2	—	2
Forward loan sale commitments	—	23	—	23

Total assets	$—	$62,459	$—	$62,459

There were no liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015.

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

	September 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Loans held for sale	$—	$—	$2,217	$—	$—	$1,131
Impaired loans	—	—	781	—	—	185
	$—	$—	$2,998	$—	$—	$1,316

The following table presents the total losses on loans held for sale and impaired loans for the three and nine month periods ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Loans held for sale	$(18)	$(25)	$(18)	$(25)
Impaired loans	(4)	—	(118)	(72)
	$(22)	$(25)	$(136)	$(97)

Loans held for sale (“LHFS”) are evaluated for losses associated with the application of LOCOM accounting. At September 30, 2016, a rise in market interest rates above contractual loan rates from the time LHFS were recorded is reflected as a reduction in the carrying value of the asset and a loss is recognized in current period earnings. Losses applicable to certain impaired loans are estimated using the appraised value of the underlying collateral considering discounting factors and adjusted for selling costs. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the overall adequacy of the allowance for loan losses. Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses.

There are no liabilities measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015.

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

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2016

Financial assets:
Cash and cash equivalents	$24,659	$24,659	$—	$—	$24,659
Certificates of deposit	100	100	—	—	100
Securities available for sale	67,418	—	67,418	—	67,418
FHLB stock	5,639	—	—	5,639	5,639
Loans held for sale	2,217	—	—	2,217	2,217
Loans, net	548,537	—	—	557,177	557,177
Accrued interest receivable	1,667	—	—	1,667	1,667
Forward loan sale commitments	20	—	20	—	20

Financial liabilities:
Deposits	$495,832	$—	$—	$496,729	$496,729
FHLB borrowings	102,356	—	102,900	—	102,900
Subordinated debt	9,761	—	—	9,761	9,761
Accrued interest payable	106	—	—	106	106

December 31, 2015

Financial assets:
Cash and cash equivalents	$28,178	$28,178	$—	$—	$28,178
Certificates of deposit	100	100	—	—	100
Securities available for sale	62,434	—	62,434	—	62,434
FHLB stock	5,524	—	—	5,524	5,524
Loans held for sale	1,131	—	—	1,131	1,131
Loans, net	507,307	—	—	503,854	503,854
Accrued interest receivable	1,432	—	—	1,432	1,432
Derivative loan commitments	2	—	2	—	2
Forward loan sale commitments	23	—	23	—	23

Financial liabilities:
Deposits	$463,738	$—	$—	$464,157	$464,157
FHLB borrowings	92,860	—	92,665	—	92,664
Subordinated debt	9,734	—	—	9,734	9,734
Accrued interest payable	93	—	—	93	93

NOTE 8 – EMPLOYEE STOCK OWNERSHIP PLAN

The Bank maintains an Employee Stock Ownership Plan (the “ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

The Company granted a loan to the ESOP for the purchase shares of the Company’s common stock on the closing date of the Company’s mutual to stock conversion in 2012. As of September 30, 2016, the ESOP held 186,338 shares or 7.58% of the common stock outstanding on that date. The loan obtained by the ESOP from the Company to purchase common stock is payable annually over 15 years at the rate of 3.25% per annum. The loan can be prepaid without penalty. Loan payments are expected to be funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares will be distributed to participants and cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Shares held by the ESOP at September 30, 2016 include the following:

Allocated	45,117
Committed to be allocated	9,629
Unallocated	131,592
186,338

The fair value of unallocated shares was $2.9 million at September 30, 2016.

Total compensation expense recognized in connection with the ESOP for the three and nine month periods ended September 30, 2016 was $68 thousand and $191 thousand, respectively.

NOTE 9 – EQUITY INCENTIVE PLANS

Under the Company’s 2016 Equity Incentive Plan (the “2016 Equity Incentive Plan”), effective July 27, 2016, the Company may grant restricted stock awards to its employees and directors for up to 75,000 shares of its common stock. A restricted stock award (the “award”) is a grant of shares of Company common stock for no consideration, subject to a vesting schedule or the satisfaction of market conditions or performance criteria. Awarded shares are held in reserve for each grantee by the Company’s transfer agent, and will be issued from previously authorized but unissued shares upon vesting. The fair value of the stock awards, based on the market price at the grant date, will be recognized over the five-year vesting period. On October 1, 2016, the Board of Directors granted stock awards of 26,000 to certain management, employees, and directors. The fair value of the stock awards, based on the market price on October 3, 2016, will be recorded as unearned compensation, and will be amortized over the vesting period.

Under the Company’s 2012 Equity Incentive Plan (the “2012 Equity Incentive Plan”), the Company granted stock options to its employees and directors in the form of incentive stock options and non-qualified stock options totaling 231,894 shares of its common stock. The exercise price of each stock option was not less than the fair market value of the Company’s common stock on the date of grant, and the maximum term of each option is 10 years from the date of each award. The vesting period is five years from the date of grant, with vesting at 20% per year.

Under the 2012 Equity Incentive Plan, the Company also granted stock awards to management, employees and directors. Awarded shares are held in reserve for each grantee by the Company’s transfer agent, and will be issued from previously authorized but unissued shares upon vesting. The fair value of the stock awards, based on the market price at the grant date, is recognized over the five-year vesting period.

The Company’s 2012 Equity Incentive Plan was terminated upon approval of the 2016 Equity Incentive Plan.

Stock Options

A summary of option activity under the 2012 Equity Incentive Plan for the nine months ended September 30, 2016 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at January 1, 2016	225	$16.01	7.16	$968
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at September 30, 2016	225	$16.01	6.41	$1,332
Options exercisable at September 30, 2016	119	$15.55	6.11	$758

For the three months ended September 30, 2016 and 2015, compensation expense applicable to the stock options was $53 thousand and $51 thousand, respectively, and the recognized tax benefit related to this expense was $10 thousand, in both periods.

For the nine months ended September 30, 2016 and 2015, compensation expense applicable to the stock options was $159 thousand and $149 thousand, respectively, and the recognized tax benefit related to this expense was $28 thousand in both years.

Unrecognized compensation expense for non-vested stock options totaled $292 thousand as of September 30, 2016, which will be recognized over the remaining weighted average vesting period of 1.41 years.

Stock Awards

There was no activity in non-vested restricted stock awards under the 2016 Equity Incentive Plan or the 2012 Equity Incentive Plan for the nine months ended September 30, 2016.

For the three months ended September 30, 2016 and 2015, compensation expense applicable to the stock awards was $74 thousand and $71 thousand, respectively, and the recognized tax benefit related to this expense was $30 thousand and $28 thousand, respectively.

For the nine months ended September 30, 2016 and 2015, compensation expense applicable to the stock awards was $222 thousand and $223 thousand, respectively, and the recognized tax benefit related to this expense was $89 thousand in both years.

Unrecognized compensation expense for non-vested restricted stock totaled $421 thousand as of September 30, 2016, which will be recognized over the remaining weighted average vesting period of 1.64 years.

NOTE 10 – EARNINGS PER COMMON SHARE

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. Under the Company’s 2012 and 2016 Equity Incentive Plans, stock awards contain non-forfeitable dividend rights. Accordingly, these shares are considered outstanding for computation of basic earnings per share. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock awards and are determined using the treasury stock method.

Earnings per common share have been computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
Net income applicable to common stock	$755	$700	$2,214	$1,744

Average number of common shares issued	2,458,553	2,459,138	2,458,553	2,459,138
Less: Average unallocated ESOP shares	(133,197)	(146,035)	(136,406)	(149,244)

Average number of common shares outstanding used to calculate basic earnings per common share	2,325,356	2,313,103	2,322,147	2,309,894
Effect of dilutive stock options	39,081	21,426	29,963	16,229

Average number of common shares outstanding used to calculate diluted earnings per share	2,364,437	2,334,529	2,352,110	2,326,123
Earnings per common share:
Basic	$0.32	$0.30	$0.95	$0.76
Diluted	$0.32	$0.30	$0.94	$0.75

Options for 37,000 shares and 31,400 shares were not included in the computations of diluted earnings per share because to do so would have been anti-dilutive for the nine months ended September 30, 2016 and 2015, respectively. Anti-dilutive shares are common stock equivalents with exercise prices in excess of the average market value of the Company’s stock for the periods presented.

NOTE 11 – DIVIDENDS DECLARED

On August 17, 2016, the Company announced that its Board of Directors declared a  quarterly cash dividend of $0.04 per share on the Company’s common stock. The dividend was paid to stockholders of record on September 7, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Safe Harbor Statement for Forward-Looking Statements

This report may contain forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts; rather they are statements based on the Company’s current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends”, and similar expressions.

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the changing quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and, changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in the Company’s 2015 Annual Report on Form 10-K under the section titled “Item 1A.–Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

We consider critical accounting policies to be accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are the following: the likelihood of loan default; the loss exposure at default; the amount and timing of future cash flows on impaired loans; the value of collateral; and, the determination of loss factors to be applied to the various qualitative elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the Federal Deposit Insurance Corporation and Massachusetts Commissioner of Banks, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

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

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

General. Total assets increased $45.1 million, or 7.3%, from $621.2 million at December 31, 2015 to $666.3 million at September 30, 2016. Total asset growth was due to an increase in net loans of $41.2 million, or 8.1%, and an increase of $5.0 million, or 8.0%, in securities available for sale, partially offset by a reduction of $3.5 million, or 12.5%, in cash and cash equivalents.

Loans. Growth in the loan portfolio of $41.2 million reflects our expansion efforts over the past couple of years as well as a strategic focus to diversify our loan portfolio. Commercial loans increased $14.0 million, or 59.2%, due largely to our growing presence in the Boston market. Commercial real estate loans increased $9.7 million, or 9.4%, as we have had recent success in expanding our business development efforts. Construction loans increased $8.4 million, or 8.8%, primarily due to strong housing demands within our lending area. Residential real estate loans increased $9.8 million to $266.3 million, compared to $257.0 million at December 31, 2015. Generally, adjustable-rate residential mortgage loans that are originated are held in portfolio while most all newly originated fixed-rate residential loans are sold in the secondary market.

At September 30, 2016, past due loans totaled $1.7 million as compared to $1.4 million at December 31, 2015. Substantially all delinquent loans are secured by real estate collateral with values exceeding outstanding loan principal. Any losses expected on delinquent loans have been charged-off and amounted to $118 thousand for the nine months ended September 30, 2016.

Securities. Total securities increased from $62.4 million at December 31, 2015 to $67.4 million at September 30, 2016, as excess liquidity was invested in government-sponsored enterprise securities, municipal bonds and high-grade corporate bond issues.

Deposits. Total deposits increased $32.1 million, or 6.9%, from $463.7 million at December 31, 2015 to $495.8 million at September 30, 2016. Demand deposits and NOW accounts increased $23.8 million, or 47.6%, to $120.5 million as growth was realized in both retail and commercial accounts. Money market accounts increased $9.8 million. Certificates of deposit increased $641 thousand. Savings accounts decreased $2.1 million.

Borrowings. We use borrowings, primarily from the FHLB, to supplement our supply of funds for loans and securities, and to support short-term liquidity needs of the institution. Long-term debt, consisting entirely of FHLB advances, increased $5.2 million, or 7.2%, for the nine months ended September 30, 2016. Short-term borrowings consist entirely of advances from the FHLB with initial maturities less than one year. Balances of short-term borrowings increased $4.3 million, or 21.3%, since December 31, 2015. Increased lending activity and liquidity needs were funded primarily by the FHLB borrowings. Subordinated debt was $9.8 million at September 30, 2016.

Stockholders’ Equity. Stockholders’ equity increased $3.2 million, or 6.1%, from $52.2 million at December 31, 2015 to $55.4 million at September 30, 2016, primarily as a result of net income for the nine month period of $2.2 million, share-based compensation related to the equity incentive plans of $381 thousand, and the after-tax effect of increases in the fair value of available for sale securities of $675 thousand.

Results of Operations for the Three Months Ended September 30, 2016 and 2015

Overview. Net income for the three months ended September 30, 2016 was $755 thousand, compared to net income of $700 thousand for the three months ended September 30, 2015. The $55 thousand increase was primarily due to an increase in net interest income and an increase in noninterest income, partially offset by an increase in non-interest expenses. Net interest income increased $418 thousand to $5.1 million, and noninterest income increased $125 thousand to $415 thousand in the 2016 quarter while noninterest expense increased $485 thousand to $4.2 million in the same period.

Net Interest Income. Net interest income for the three months ended September 30, 2016 increased $418 thousand, or 8.9%, as compared to the three months ended September 30, 2015. The increase in net interest income was primarily due to increases in the average balances of loans, partially offset by a decline in loan yields. Interest expense in the period increased, driven by overall deposit growth, higher rates offered on certificates of deposit, and the issuance of subordinated debt in the fourth quarter of 2015.

Interest and dividend income increased $672 thousand, or 11.9%, from $5.6 million for the three months ended September 30, 2015 to $6.3 million for the three months ended September 30, 2016. The average balance of interest-earning assets increased 12.2%, while the average rate earned on these assets decreased by four basis points (“bp”). Interest and fees on loans increased $496 thousand, or 9.3%, due to a 10.4% increase in the average balance of loans partially offset by an eight bp decrease in the average rate earned on loans. Contributing to the increase in loan income was the increase in commercial real estate and commercial and industrial loan balances during the period. Interest income from taxable securities increased $151 thousand, or 74.0%, due to an increase in the average balances for the three months ended September 30, 2016 as compared to the prior year period, as well as an increase in the average rate earned on these securities of 51 bps as compared to the prior year period.

The increase in interest expense was primarily due to an increase in average balances of subordinated debt and long-term debt. The average balance of interest-bearing deposits increased $32.4 million, or 8.6%, in the three months ended September 30, 2016, compared to the same period in 2015, and the average rate paid on interest-bearing deposits decreased one bp. The rate paid on savings accounts decreased 17 bps primarily due to a lower rate structure for these accounts than in the prior year while the average balance of savings accounts decreased $2.5 million to $101.3 million, as compared to the prior year period. The cost of term certificates of deposit increased $103 thousand to $539.9 thousand as balances in both our retail products and deposits generated through a national certificate of deposit clearinghouse have increased, and rates paid to acquire these balances have increased 13 bps, compared to the same period last year. The average balance of long-term FHLB advances increased from $66.4 million to $74.1 million, while rates paid on long-term FHLB advances increased from 1.33% to 1.34%. The subordinated debt issued in December 2015 has added $159 thousand to our funding costs, as compared to the prior year period, and contributed to the overall rise in the cost of interest-bearing liabilities in the quarter of 12 bps. Interest expense on short-term borrowings totaled $29 thousand in the three month period ended September 30, 2016, compared to $24 thousand in the three months ended September 30, 2015 due to rates increasing by 14 bps.

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

	For the Three Months Ended September 30,
	2016			2015
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
Interest-earning assets:
Short-term investments	$14,792	$17	0.46%	$15,095	$8	0.22%
Debt securities:
Taxable	59,053	355	2.39	43,482	204	1.88
Tax-exempt	8,760	54	2.43	6,710	50	2.98
Total loans and loans held for sale	546,311	5,838	4.25	494,911	5,342	4.33
FHLB stock	5,481	48	3.51	5,085	36	2.87
Total interest-earning assets	634,397	6,312	3.96	565,283	5,640	4.00
Allowance for loan losses	(5,263)			(4,867)
Total interest-earning assets less allowance for loan losses	629,134			560,416
Noninterest-earning assets	21,122			21,403
Total assets	$650,256			$581,819
Interest-bearing liabilities:
Regular savings accounts	$101,280	111	0.44%	$103,792	159	0.61%
NOW checking accounts	34,774	23	0.26	29,383	24	0.33
Money market accounts	91,512	107	0.46	77,627	102	0.52
Certificates of deposit	180,811	540	1.19	165,148	437	1.06
Total interest-bearing deposits	408,377	781	0.76	375,950	722	0.77
Short-term borrowings	19,728	29	0.58	21,772	24	0.44
Long-term debt	74,124	254	1.34	66,413	223	1.33
Subordinated debt	9,755	159	6.50	—	—	—
Total interest-bearing liabilities	511,984	1,223	0.95	464,135	969	0.83
Noninterest-bearing demand deposits	79,926			64,735
Other noninterest-bearing liabilities	2,865			2,017
Total liabilities	594,775			530,887
Stockholders’ equity	55,481			50,932
Total liabilities and stockholders’ equity	$650,256			$581,819
Net interest income		$5,089			$4,671
Net interest rate spread (2)			3.01%			3.17%
Net interest-earning assets (3)	$122,413			$101,148
Net interest margin (4)			3.19%			3.31%
Average total interest-earning assets to average total interest-bearing liabilities	123.91%			121.79%

(1)	Ratios for the three month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
	Increase (Decrease) Due to		Total Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Short-term investments	$—	$9	$9
Debt securities:
Taxable	86	65	151
Tax-exempt	9	(5)	4
Total loans and loans held for sale	601	(105)	496
FHLB stock	3	9	12
Total interest-earning assets	699	(27)	672

Interest-bearing liabilities:
Regular savings	(4)	(44)	(48)
NOW checking	12	(13)	(1)
Money market	15	(10)	5
Certificates of deposit	46	57	103
Total interest-bearing deposits	69	(10)	59
Short-term borrowings	(2)	7	5
Long-term debt	28	3	31
Subordinated debt	159	—	159
Total interest-bearing liabilities	254	—	254

Increase (decrease) in net interest income	$445	$(27)	$418

Provision for Loan Losses. The provision for loan losses was $125 thousand for the three months ended September 30, 2016, compared to $150 thousand for the three months ended September 30, 2015. In the 2016 period, the provision reflects management’s estimate of loan losses based upon historical loan portfolio performance as well as environmental considerations such as the strength of the regional economy and organizational knowledge and expertise. Three nonperforming loans, secured by residential properties, previously written down by a combined $113 thousand to a carrying value of $412 thousand, were sold during the quarter.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	September 30,
(Dollars in thousands)	2016	2015
Allowance at beginning of period	$5,186	$4,816
Provision for loan losses	125	150
Charge-offs	(4)	—
Recoveries	—	—
Net charge-offs	(4)	—
Allowance at end of period	$5,307	$4,966
Allowance for loan losses to nonperforming loans at end of period	878.62%	130.07%
Allowance for loan losses to total loans at end of period	0.96%	0.98%
Net charge-offs to average loans outstanding during the period	—%	—%

Noninterest Income. Noninterest income totaled $415 thousand, an increase of $125 thousand or 43.1%. Wealth management fees increased $130 thousand as compared to the prior year as assets under management increased. Income from mortgage banking activities in 2016 increased $37 thousand as sales of longer-term, fixed rate mortgage loans increased as compared to the prior year. These increases in noninterest income were partially offset by a decrease of $28 thousand in gains on sale of securities.

Noninterest Expense. Noninterest expense increased $485 thousand to $4.2 million during the three months ended September 30, 2016, from $3.7 million for the three months ended September 30, 2015. Factors that contributed to the increase in noninterest expense during the 2016 period were increased salaries and employee benefits of $313 thousand, or 14.7%, primarily attributable to the addition of personnel supporting our Newton office which opened in April 2016. Occupancy and equipment expense increased $67 thousand resulting from normal rent increases and additional rent and other expense associated with our new office space. Professional fees increased $62 thousand, as one-time charges were incurred during 2016 for certain staffing searches.

Income Taxes. An income tax provision of $463 thousand was recorded during the quarter ended September 30, 2016, compared to a provision of $435 thousand in the comparable 2015 quarter. The effective tax rate for the 2016 three month period was 38.0%, compared with 38.3% for the 2015 three month period.

Results of Operations for the Nine Months Ended September 30, 2016 and 2015

Overview. Net income for the nine months ended September 30, 2016 was $2.2 million, compared to net income of $1.7 million for the nine months ended September 30, 2015. The $470 thousand increase was primarily due to increased net interest income of $1.3 million and increased noninterest income of $474 thousand, partially offset by increased noninterest expense of $1.0 million, and taxes of $291 thousand.

Net Interest Income. Net interest income for the nine months ended September 30, 2016 increased $1.3 million, or 9.8%, as compared to the nine months ended September 30, 2015. The increase in net interest income was primarily due to an increase in interest income of $2.3 million, or 14.4%, partially offset by interest expenses that increased $991 thousand, or 37.6%, during the period.

Interest and dividend income increased $2.3 million, or 14.4%, from $16.1 million for the nine months ended September 30, 2015 to $18.4 million for the nine months ended September 30, 2016. The average balance of interest-earning assets increased 14.4%, while the average rate earned on these assets remained at 3.98%. Interest and fees on loans increased $1.8 million, or 12.2%, due to a 13.1% increase in the average balance of loans partially offset by a four bp decrease in the average rate earned on loans. Contributing to the increase in loan income was the increase in commercial real estate and commercial and industrial loan balances during the period. Interest income from taxable securities increased $340 thousand, or 49.6%, due to an increase in the average balances for the nine months ended September 30, 2016 as compared to the prior year period, as well as an increase in the average rate earned on these securities of 39 bps as compared to the prior year period.

The increase in interest expense was primarily due to an increase in average balances of subordinated debt, interest- bearing deposits, and long-term debt. The average balance of interest-bearing deposits increased $36.1 million, or 9.8%, in the nine months ended September 30, 2016, as compared to the same period in 2015, while the average rate paid on interest-bearing deposits increased four bps. The rate paid on savings accounts decreased 18 bps primarily due to a lower rate structure for these accounts than in the prior year period while the average balance of savings accounts decreased $12.1 million to $99.8 million, as compared to the prior year period. The cost of term certificates of deposit increased $502 thousand to $1.6 million as balances in both our retail products and deposits generated through a national certificate of deposit clearinghouse have increased, and rates paid to acquire these balances have increased 17 bps, as compared to the same period last year. The average balance of long-term FHLB advances increased from $62.1 million to $74.0 million, while rates paid on long-term FHLB advances increased from 1.26% to 1.35%. The subordinated debt issued in December 2015 has added $477 thousand to our funding costs, as compared to the prior year, and contributed to the overall rise in the cost of interest-bearing liabilities in the quarter, which increased by 17 bps from the comparative nine month period in 2015. Interest expense on short-term borrowings totaled $69 thousand in the nine month period ended September 30, 2016, compared to $45 thousand in the nine months ended September 30, 2015 while rates paid increased 12 bps.

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

	For the Nine Months Ended September 30,
	2016			2015
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
Interest-earning assets:
Short-term investments	$16,733	$57	0.47%	$15,167	$24	0.22%
Debt securities:
Taxable	57,844	1,025	2.37	46,175	685	1.98
Tax-exempt	8,470	161	2.52	6,268	143	3.03
Total loans and loans held for sale	529,182	17,009	4.29	467,895	15,160	4.33
FHLB stock	5,402	143	3.54	4,403	68	2.07
Total interest-earning assets	617,631	18,395	3.98	539,908	16,080	3.98
Allowance for loan losses	(5,198)			(4,801)
Total interest-earning assets less allowance for loan losses	612,433			535,107
Noninterest-earning assets	20,599			19,982
Total assets	$633,032			$555,089
Interest-bearing liabilities:
Regular savings accounts	$99,846	336	0.45%	$111,975	527	0.63%
NOW checking accounts	32,099	61	0.26	29,422	71	0.32
Money market accounts	87,970	313	0.48	77,803	302	0.52
Certificates of deposit	182,603	1,609	1.18	147,264	1,107	1.01
Total interest-bearing deposits	402,518	2,320	0.77	366,464	2,007	0.73
Short-term borrowings	16,496	69	0.55	14,112	45	0.43
Long-term debt	74,048	760	1.35	62,109	583	1.26
Subordinated debt	9,749	477	6.51	—	—	—
Total interest-bearing liabilities	502,811	3,626	0.96	442,685	2,635	0.79
Noninterest-bearing demand deposits	73,230			60,540
Other noninterest-bearing liabilities	2,677			1,672
Total liabilities	578,718			504,897
Stockholders’ equity	54,314			50,192
Total liabilities and stockholders’ equity	$633,032			$555,089
Net interest income		$14,769			$13,445
Net interest rate spread (2)			3.02%			3.19%
Net interest-earning assets (3)	$114,820			$97,223
Net interest margin (4)			3.19%			3.33%
Average total interest-earning assets to average total interest-bearing liabilities	122.84%			121.96%

(1)	Ratios for the nine month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
	Increase (Decrease) Due to		Total Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Short-term investments	$2	$31	$33
Debt securities:
Taxable	193	147	340
Tax-exempt	34	(16)	18
Total loans and loans held for sale	1,984	(135)	1,849
FHLB stock	18	57	75
Total interest-earning assets	2,231	84	2,315

Interest-bearing liabilities:
Regular savings	(52)	(139)	(191)
NOW checking	8	(17)	(9)
Money market	31	(20)	11
Certificates of deposit	293	209	502
Total interest-bearing deposits	280	33	313
Short-term borrowings	8	16	24
Long-term debt	120	57	177
Subordinated debt	477	—	477
Total interest-bearing liabilities	885	106	991

Increase (decrease) in net interest income	$1,346	$(22)	$1,324

Provision for Loan Losses. The provision for loan losses was $312 thousand for the nine months ended September 30, 2016, compared to $300 thousand for the nine month period ended September 30, 2015. In the 2016 period, the provision reflects management’s estimate of loan losses based upon historical loan portfolio performance as well as environmental considerations such as the strength of the regional economy and organizational knowledge and expertise. Three non-performing loans, secured by residential properties, were written down by a combined $117 thousand during the nine months ended September 30, 2016, to a carrying value of $413 thousand, and were sold during the quarter ended September 30, 2016.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2016	2015
Allowance at beginning of period	$5,112	$4,738
Provision for loan losses	312	300
Charge-offs:	(117)	(72)
Recoveries	—	—
Net charge- offs	(117)	(72)
Allowance at end of period	$5,307	$4,966
Allowance for loan losses to nonperforming loans at end of period	878.62%	130.07%
Allowance for loan losses to total loans at end of period	0.96%	0.98%
Net charge-offs to average loans outstanding during the period	0.02%	0.01%

Noninterest Income. Noninterest income totaled $1.3 million, an increase of $474 thousand, or 59.5%, as income from wealth management fees in 2016 increased $370 thousand due to higher assets under management. Mortgage banking activities in 2016 increased $85 thousand compared to 2015 due to increased mortgage sales volumes. Also contributing to the increase was $42 thousand in other commercial loan fee income, included in miscellaneous other income.

Noninterest Expense. Noninterest expense increased $1.0 million to $12.1 million during the nine months ended September 30, 2016, from $11.1 million for the nine months ended September 30, 2015. Factors that contributed to the increase in noninterest expense during the 2016 period were increased salaries and employee benefits of $531 thousand, or 8.1%, primarily attributable to the addition of personnel supporting our Newton office which opened in April, 2016. Occupancy and equipment expense increased $221 thousand resulting from normal rent increases and additional rent and other expense associated with our new office space. Professional fees increased $157 thousand, as one-time charges were incurred during 2016 for certain staffing searches.

Income Taxes. An income tax provision of $1.4 million was recorded during the nine months ended September 30, 2016 compared to a provision of $1.1 million in the comparable 2015 period. The effective tax rate for the nine month period was 38.4%, for both the 2016 and 2015 nine month periods.

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities, and borrowings from the FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of securities, and prepayments on loans are greatly influenced by general interest rates, economic conditions and competition.

Management regularly adjusts our investments in liquid assets based upon an assessment of the following: expected loan demand; expected deposit flows; yields available on interest-earning deposits and securities; and, the objectives of our interest-rate risk and investment policies.

Our most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and securities available for sale. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At September 30, 2016, cash and cash equivalents, which include short-term investments, totaled $24.7 million. Securities classified as available-for-sale totaled $67.4 million. Loans held for sale provide additional sources of liquidity and totaled $2.2 million at September 30, 2016.

At September 30, 2016, we had $24.3 million in short-term borrowings outstanding, represented entirely by FHLB advances, and $78.1 million in long-term debt, also consisting entirely of FHLB advances. At September 30, 2016, we had a total of $25.7 million in unused borrowing capacity from the FHLB. Short-term borrowings are generally used to fund temporary cash needs due to the timing of loan originations and deposit gathering activities. Long-term debt is generally used to provide for longer-term funding needs of the Company, including the match funding of loans originated for portfolio. At September 30, 2016, we also had the ability to borrow $5.0 million from the Co-operative Central Bank on an unsecured basis, a credit line of $5.0 million with a correspondent bank, and $10.5 million from the Federal Reserve Bank under a collateralized borrowing program, none of which was outstanding at that date.

At September 30, 2016, we had $96.2 million in loan commitments outstanding, which included $33.1 million in unadvanced funds on construction loans, $26.4 million in unadvanced home equity lines of credit, $14.3 million in unadvanced commercial lines of credit, and $21.5 million in new loan originations.

Term certificates of deposit due within one year of September 30, 2016 amounted to $125.4 million, or 68.4%, of total term certificates, an increase of $18.9 million from $106.5 million at December 31, 2015. Balances of term certificates maturing in more than one year decreased to $57.9 million as compared to $77.0 million at December 31, 2015. Balances of term certificates that mature within one year reflect customer preferences for greater liquidity of personal funds, while longer-dated certificates reflect a willingness among customers to accept current interest rates for extended time periods. If maturing deposits are not renewed, we will be required to seek other sources of funds, including new term certificates and other borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing funds. Management believes, however, based on past experience that a significant portion of our term certificates will be renewed. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and will have to provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income will be dividends received from the Bank and earnings from investment of net proceeds from the offering retained by the Company. Massachusetts banking law and FDIC regulations limit distributions of capital. In addition, the Company is subject to the policy of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality and overall financial condition. At September 30, 2016, the Company had $1.2 million of liquid assets as represented by cash and cash equivalents on an unconsolidated basis.

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

At September 30, 2016, the Bank was well-capitalized under the current 2016 rules. Management believes the Bank’s capital levels will be characterized as “well-capitalized” upon full implementation of the new rules.

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

For the nine months ended September 30, 2016, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Qualitative Aspects of Market Risk

One significant risk affecting the financial condition and operating results of the Company and the Bank is interest rate risk. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: originating adjustable-rate loans for retention in our loan portfolio; selling in the secondary market substantially all newly originated conforming longer-term fixed rate residential mortgage loans; promoting core deposit products; adjusting the maturities of borrowings; and adjusting the investment portfolio mix and duration.

We have an Asset/Liability Committee, which includes members of management to communicate, coordinate and control all aspects involving asset-liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

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

Simulation analysis is only an estimate of our interest rate risk exposure at a particular point in time. We continually review the potential effect changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities. We engaged a new outside vendor in the third quarter of 2016 to increase the functionality and sophistication of these simulations.

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income and equity simulations. The simulations use projected repricing of assets and liabilities at September 30, 2016 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on the simulations. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and would increase if prepayments accelerated. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects the estimated effects of changes in interest rates on the present value of our equity at September 30, 2016 and on our projected net interest income from September 30, 2016 through September 30, 2017.

	As of September 30, 2016			Over the Next 12 Months Ending September 30, 2017
	Present Value of Equity			Projected Net Interest Income
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
			(Dollars in thousands)
300bp	$88,147	$(11,941)	(11.93)%	$18,851	$(1,771)	(8.61)%
0	100,088	—	—	20,628	—	—
(100)	99,580	(508)	(0.51)	20,718	99	0.44

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 25, 2016. As of September 30, 2016, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

At September 30, 2016, the Company had repurchased and retired 40,535 shares. No shares of common stock were repurchased by the Company in the three months ended September 30, 2016.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of Wellesley Bancorp, Inc. (1)

3.2	Bylaws of Wellesley Bancorp, Inc. (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the exhibits to Wellesley Bancorp, Inc.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-176764), filed with the Securities and Exchange Commission on November 7, 2011.

(2)	Incorporated herein by reference to the exhibits to Wellesley Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-176764), filed with the Securities and Exchange Commission on September 9, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLESLEY BANCORP, INC.

Dated: November 9, 2016	By:	/s/ Thomas J. Fontaine
Thomas J. Fontaine
President and Chief Executive Officer
(principal executive officer)

Dated: November 9, 2016	By:	/s/ Michael W. Dvorak
Michael W. Dvorak
Chief Financial Officer and Treasurer
(principal accounting and financial officer)

