Form 10-K
period 2016-12-31
Wellesley Bancorp, Inc.
filed 2017-03-24
CIK 1526952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2016 was $36,171,853, based on a closing price of $20.00.

As of March 15, 2017, the registrant had 2,484,852 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2016 annual meeting of stockholders (Part III).

i

Forward-Looking Statements

When used in this Annual Report on Form 10-K, the words or phrases “will likely result,” “are expected to,” “will continue,” ”intends,” ”believes,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, changes in legislation or accounting policies, fluctuations in interest rates, demand for loans in the Company’s market area, competition and information provided by third-party vendors and the matters described herein under “Item 1A. Risk Factors” that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Wellesley Bank. Founded in 1911, Wellesley Bank is a Massachusetts chartered cooperative bank headquartered in Wellesley, Massachusetts. We operate as a community-oriented financial institution offering traditional financial services to consumers and businesses in our primary market areas of Wellesley, Newton, Needham, Cambridge, Boston and the surrounding communities. We attract deposits from the general public and use those funds to originate primarily residential mortgage loans, commercial real estate loans and construction loans, commercial business loans, and, to a lesser extent, home equity lines of credit and other consumer loans. We conduct our lending and deposit activities primarily with individuals and small businesses in our primary market areas. In addition, we also provide investment management services for high net worth individuals, families, businesses, private partnerships, nonprofit organizations, foundations and trusts through our wholly-owned subsidiary, Wellesley Investment Partners, LLC, (Wellesley Investment Partners”) a registered investment advisor.

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

Market Area

We conduct our operations from our executive offices, five full-service branch offices located in Wellesley, Newton, Boston, and a limited-hour branch in Needham, Massachusetts. Our primary lending market is defined by our Community Reinvestment Act assessment area, and includes the communities of Wellesley, Brookline, Dover and Needham in Norfolk County, the communities of Natick, Newton, Cambridge and Weston in Middlesex County and portions of Boston in Suffolk County. Due to our locations in and around Boston, our primary market area benefits from the presence of numerous institutions of higher learning, medical care and research centers and the corporate headquarters of several investment and financial services companies. The greater Boston metropolitan area also has many life science and high technology companies employing personnel with specialized skills. These factors affect the economic vitality of the region and impact the demand for residential homes, residential construction, office buildings, shopping centers, and other commercial properties in our market area.

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

Competition

We face significant competition for deposits and loans. Our most direct competition for deposits has historically come from the financial institutions operating in our primary market area and from other financial service companies such as securities brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds and mutual funds. At June 30, 2016, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (“FDIC”), we held 1.8% of the deposits in Norfolk County, which was the 14th largest market share among the 48 financial institutions with offices in Norfolk County. At June 30, 2016, we also held 14.2% of the deposits in the town of Wellesley, which was the third largest market share among the 16 financial institutions with offices in Wellesley. Some of the banks owned by large national and regional holding companies and other community-based banks that also operate in our primary market area are larger than we are and, therefore, may have greater resources or offer a broader range of products and services.

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

Lending Activities

Residential Mortgage Loans. The largest segment of our loan portfolio is residential mortgage loans, which enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. At December 31, 2016, residential mortgage loans were $268.1 million, or 46.1%, of our total loan portfolio, consisting of $18.6 million and $249.5 million of fixed-rate and adjustable-rate loans, respectively. We offer fixed-rate and adjustable-rate residential mortgage loans with terms up to 30 years. Generally, our fixed-rate loans conform to Fannie Mae and Freddie Mac underwriting guidelines and are originated with the intention to sell. Our adjustable-rate mortgage loans generally adjust every three years after an initial fixed period that ranges from three to ten years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a specified percentage above a representative U.S. Treasury index. Depending on the loan type, the maximum amount by which the interest rate may increase or decrease is generally 2% per adjustment period and the lifetime interest rate caps range from 5% to 6% over the initial interest rate of the loan.

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

Commercial Real Estate Loans. We also offer fixed-rate and adjustable-rate mortgage loans secured by commercial real estate properties, including loans secured by multi-family real estate properties. At December 31, 2016, commercial real estate loans were $121.1 million, or 20.8%, of our total loan portfolio, inclusive of $17.2 million in multi-family real estate loans. The commercial real estate loan portfolio consisted of $17.1 million in fixed-rate loans and $104.0 million in adjustable-rate loans at December 31, 2016. Our primary focus is individual commercial real estate loan originations to small and mid-size owner occupants and investors in amounts between $1.0 million and $5.0 million. Due to loan amortization and lower than targeted size originations, the average size for loans in this portfolio was $932 thousand at December 31, 2016. Our commercial real estate and multi-family loans are generally secured by properties used for business purposes such as office buildings, warehouses, retail facilities and apartment buildings. In addition to originating these loans, we also occasionally participate in commercial real estate loans with other financial institutions located primarily in Massachusetts.

We originate fixed-rate and adjustable-rate commercial real estate and multi-family loans for terms up to 30 years. Interest rates and payments on our adjustable-rate loans generally adjust every three, five, and seven or ten years and typically are adjusted to a rate equal to a specified percentage above the corresponding Federal Home Loan Bank Classic Advance borrowing rate. Most of our adjustable-rate commercial real estate and multi-family loans adjust every five years and amortize over a 25 year term. Since 2010, commercial real estate and multi-family loan originations are generally subject to an interest rate floor. Loan amounts do not exceed 80% of the property’s appraised value at the time the loan is originated.

At December 31, 2016, our largest commercial real estate loan was for $10.0 million and was secured by a memory care facility located in Danvers, Massachusetts. At December 31, 2016, our largest multi-family real estate loan was for $3.5 million and was secured by an income producing property in Massachusetts. Both of these loans were performing according to their original repayment terms at December 31, 2016.

Construction Loans. At December 31, 2016, construction loans were $110.4 million, or 19.0%, of our total loan portfolio. We primarily originate construction loans to contractors and builders, and to a lesser extent, individuals, to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including small industrial buildings and retail and office buildings. Our construction loans generally are fixed-rate, interest-only loans that provide for the payment of interest only during the construction phase, which usually ranges from 12 to 24 months. The interest rates on our construction loans generally give consideration to the prime rate as published in the Wall Street Journal and market conditions. Construction loans generally are made with a loan-to-value ratio up to of 75% of the appraised market value estimated upon completion of the project, but may be made up to a maximum loan-to-value ratio of 80%. As appropriate to the underwriting and appraisal process for certain property classes, a “discounted cash flow analysis” may be utilized. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan. Generally, our construction loans do not provide for interest payments to be funded by interest reserves.

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

Most of our loans for the construction of residential properties are for residences being built that have not been sold prior to commencement of construction (speculative loans). Construction loans secured by speculative residential loan projects totaled $85.3 million or 14.7% of our loan portfolio, loans secured by owner-occupied residential real estate totaled $22.5 million, or 3.9% of our loan portfolio, and loans secured by other commercial loan projects totaled $2.6 million or 0.5% of our loan portfolio.

At December 31, 2016, our largest outstanding construction loan relationship was for multiple speculative residential projects aggregating $7.0 million, of which $6.8 million was outstanding. These projects are secured by properties located in communities in our primary lending area, which are to be built and marketed as single family residences and townhouses. This relationship was performing according to its original repayment terms at December 31, 2016.

Commercial Business Loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. At December 31, 2016, commercial business loans were $49.3 million, or 8.5% of our total loan portfolio. Commercial lending products include term loans, revolving lines of credit and equipment loans. Commercial business loans and lines of credit are made with either variable or fixed rates of interest. Variable rates generally are based on the prime rate as published in The Wall Street Journal, plus a margin. Fixed-rate business loans are generally priced by considering the prime rate and the comparable cost of funding, typically from published rates of the Federal Home Loan Bank of Boston. Commercial business loans typically have shorter maturity terms and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We focus our efforts on small- to medium-sized, privately-held companies with local or regional businesses that operate in our market area. In addition, commercial business loans are generally made to existing customers having a business or individual deposit account, or new borrowers who are required to establish appropriate deposit relationships with Wellesley Bank, if not already a depositor.

When making commercial loans, we consider the financial statements of the borrower, their borrowing history, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, primarily accounts receivable, inventory and equipment. These loans are generally supported by personal guarantees. At December 31, 2016, our largest commercial business loan was $7.5 million. The loan is secured by marketable securities and was performing according to its original terms at December 31, 2016. Our largest commercial line of credit was $7.5 million and was secured by marketable securities. At December 31, 2016, the balance outstanding on this line of credit was $5.0 million and was performing according to its original terms.

Home Equity Lines of Credit. We offer home equity lines of credit, which are generally secured by owner-occupied residences. At December 31, 2016, home equity lines of credit were $32.4 million, or 5.6% of our total loan portfolio. Home equity lines of credit have adjustable rates of interest with ten-year draws amortized over 15 years that are indexed to the Prime Rate as published by The Wall Street Journal and generally are subject to an interest rate floor. Our home equity lines of credit generally have a monthly variable interest rate. We offer home equity lines of credit with cumulative loan-to-value ratios generally up to 85%, when taking into account both the balance of the home equity loans and first mortgage loan.

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

Other Consumer Loans. We occasionally make fixed-rate second mortgage loans, automobile loans, loans secured by passbook or certificate accounts and overdraft loans. At December 31, 2016, other consumer loans were $216 thousand or 0.1% of total loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Loan Underwriting and Monitoring

Fixed Rate Residential Mortgage Loans. Our fixed rate mortgage loans conform to Fannie Mae and Freddie Mac underwriting guidelines and are originated with the intention to sell. A small portfolio of fixed-rate loans are held in the Bank’s portfolio, some of which may not conform to secondary market standards, yet are still high credit quality loans. The interest rate spread on these loans, which tend to have longer terms, are susceptible to rising interest rates as they are typically funded with shorter term funding. However, due to the size of our portfolio and the probability for these loans to pre-pay prior to maturity, the interest rate risk is manageable and not material

Adjustable-Rate Residential Mortgage Loans. Our adjustable-rate loans better offset the adverse effects on our net interest income in the event of an increase in interest rates, as compared to fixed-rate mortgages. However, the increased mortgage payments required of adjustable-rate loans in a rising interest rate environment could lead to an increase in delinquencies and defaults. In addition, although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

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

Construction Loans. Speculative construction financing of real estate properties is considered to involve a greater risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a speculative construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a project having a value which is insufficient to assure full repayment. As a result of the foregoing, speculative construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If we are forced to foreclose on a project before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. Construction financing of owner-occupied residential properties, while exhibiting some of the risks of speculative construction financing, is considered less risky as repayment of loan principal is generally a function of the borrower’s creditworthiness, and not typically based on the expected sale price of the property.

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

For the years ended December 31, 2016 and 2015, we originated loans totaling $283.6 million and $284.6 million, respectively. For the year ended December 31, 2016 we sold $30.7 million of loans originated for sale, all of which were residential mortgage loans. For the year ended December 31, 2015, we sold $42.9 million, all of which were residential mortgage loans, inclusive of $20.6 million residential adjustable rate mortgages from our portfolio. At December 31, 2016 and 2015, we had no loans sold with recourse.

Loan Approval Procedures and Authority. Our lending activities follow written, nondiscriminatory underwriting standards and loan origination procedures established by our Board of Directors and management. Loans in excess of $2.5 million must be authorized by a member of the Security Committee of the Board of Directors while loans in excess of $6.0 million must be authorized by all members of the Security Committee.

Loans-to-One Borrower Limit and Loan Category Concentration. The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited by statute to 20% of our capital, which is defined under Massachusetts law as the sum of our capital stock, surplus account and undivided profits. Obligations secured by a first lien residential mortgage are excluded from the total borrower obligations for purposes of this computation. At December 31, 2016, our regulatory limit on loans-to-one borrower was approximately $11.4 million. At that date, our largest single borrower lending relationship was $10.7 million and consisted of multiple loans secured by leasehold mortgages, leasehold improvements, equipment and assignments of contracts. These loans were performing in accordance with their original repayment terms at December 31, 2016.

Loan Commitments. We issue commitments for fixed-rate and adjustable-rate residential mortgage loans and other loans conditioned upon the occurrence of certain events. Commitments to originate residential mortgage loans are legally binding agreements to lend to our customers. Generally, these loan commitments expire after 60 days.

Investment Activities

We have legal authority to invest in various types of securities, including U.S. Treasury obligations, obligations of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank of Boston, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities through December 31, 2016.

At December 31, 2016, our investment portfolio consisted primarily of residential mortgage-backed securities and bonds issued by U.S. government agencies and government-sponsored enterprises, state and municipal bonds, SBA and other asset-backed securities, and investment grade corporate bonds.

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

Deposit Accounts. Deposits are attracted from within our market area based on reputation, by advertising and other marketing efforts, through online banking and mobile capabilities, and through the offering of a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and certificates of deposit. In addition, we participate in a national market clearinghouse through which we offer competitively priced certificates of deposit to financial institutions and other corporate members of the clearinghouse. We also utilize brokered deposits. In addition to accounts for individuals, we also offer several commercial checking accounts designed for businesses operating in our market area and strongly encourage commercial borrowers to utilize our commercial business deposit products.

Deposit account terms vary according to the minimum balance required, time periods the funds must remain on deposit, and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, and customer preferences and concerns. We generally review our deposit mix and pricing on a weekly basis. Our deposit pricing strategy has generally been to offer competitive rates and to periodically offer special rates to attract deposits of a specific type or term.

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

Borrowings. We utilize advances from the Federal Home Loan Bank of Boston to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances utilizing certain of our whole first mortgage loans and other assets as collateral (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. At December 31, 2016, we had advances outstanding with the Federal Home Loan Bank of Boston totaling $104.3 million, of which, short-term advances, those with original maturities less than one year, totaled $21.3 million. At December 31, 2016, we had the ability to borrow a total of approximately $27.2 million in additional funds from the FHLB. At December 31, 2016, we also had an available line of credit of $1.3 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily. We had no overnight advances with the Federal Home Loan Bank on this date. All of our borrowings from the Federal Home Loan Bank are secured by a blanket lien on residential real estate loans.

The Co-operative Central Bank provides funds in the form of loans for liquidity purposes which are available to all cooperative member banks. Loan advances will generally be made on an unsecured basis up to $5.0 million provided that: the aggregate loan balance is less than 5% of total deposits of the member bank; the member bank’s primary capital ratio is in excess of 5%; the member bank meets the required CAMELS rating; and, the quarterly and year-to-date net income before extraordinary items is positive. At December 31, 2016, we had $5.0 million of unsecured borrowing capacity with the Co-operative Central Bank, none of which was outstanding.

At December 31, 2016, we had the ability to borrow $10.1 million under a collateralized borrower-in-custody agreement with the Federal Reserve Bank of Boston, none of which was outstanding and also had a $5.0 million unsecured line of credit with a correspondent bank, none of which was outstanding.

In December 2015 the Company issued $10.0 million of 6.0% fixed to floating rate, subordinated debentures maturing in 2025 to qualified institutional investors.

Personnel

As of December 31, 2016, we had 70 full-time employees and 3 part-time employees, none of whom are represented by a collective bargaining unit. We believe our relationship with our employees is good and productive.

Subsidiaries

Wellesley Bank is a subsidiary of Wellesley Bancorp. The following are descriptions of Wellesley Bank’s wholly-owned subsidiaries:

Wellesley Investment Partners, LLC. Wellesley Investment Partners, LLC, established in 2007, is a Massachusetts limited liability company that offers high net worth individuals endowment customized fee-based investment advisory services. Customer securities are held by an independent third party custodian. Wellesley Investment Partners is an SEC registered investment advisor.

Wellesley Securities Corporation. Wellesley Securities Corporation, established in 1992, is a Massachusetts corporation that engages in buying, selling and holding securities on its own behalf. As a Massachusetts securities corporation, the income earned on Wellesley Securities Corporation’s investment securities is subject to a lower state tax rate than that assessed on income earned on investment securities maintained at Wellesley Bank. At December 31, 2016, $23.2 million of securities were held by Wellesley Securities Corporation.

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

Federal Regulations

Capital Requirements. In early July 2013, the Federal Reserve Board and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called “Basel III”, and address relevant provisions of the Dodd-Frank Act. Basel III refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which became effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements applicable to Wellesley Bank are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Standards for Safety and Soundness. As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, the internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings, compensation, fees and benefits and, more recently, safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Business and Investment Activities. Under federal law, all state-chartered FDIC-insured banks have been limited in their activities as principal and in their debt and equity investments to the type and the amount authorized for national banks, notwithstanding state law. Federal law permits exceptions to these limitations. For example, certain state-chartered cooperative banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq Global Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is the lesser of 100% of Tier 1 capital or the maximum amount permitted by Massachusetts law. Any such grandfathered authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk or upon the occurrence of certain events such as the cooperative bank’s conversion to a different charter.

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

The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors. The law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws, assuming such loans are also permitted under the law of the institution’s chartering state. Under such laws, a bank’s authority to extend credit to executive officers, directors and 10% stockholders (“insiders”), as well as entities such persons control is restricted. The law limits both the individual and aggregate amount of loans that may be made to insiders based, in part, on the bank’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are further limited to loans of specific types and amounts.

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

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts, primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts. For 2016, the regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $110.2 million; a 10% reserve ratio is applied above $110.2 million. The first $15.2 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually and for 2017, will require a 3% ratio for up to $115.1 million and an exemption of $15.5 million. Wellesley Bank complies with the foregoing requirements.

Federal Home Loan Bank System. Wellesley Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston, Wellesley Bank is required to acquire and hold a specified amount of shares of capital stock in the Federal Home Loan Bank of Boston. As of December 31, 2016, Wellesley Bank was in compliance with this requirement.

Other Regulations

Some interest and other charges collected or contracted by Wellesley Bank are subject to state usury laws and federal laws concerning interest rates and charges. Wellesley Bank’s operations also are subject to state and federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; and

•	Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies,

The deposit operations of Wellesley Bank also are subject to the following state and federal laws:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, as well as Chapter 167B of the General Laws of Massachusetts, that govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Electronic Check Clearing for the 21st Century Act (also known as “Check 21”), which allows banks to create and receive “substitute checks” (reproduction of the original check), and discloses the customers rights regarding “substitute checks” pertaining to these items having the “same legal standing as the original paper check”;

•	Gramm-Leach-Bliley Act privacy statute which requires each depository institution to disclose its privacy policy, identify parties with whom certain nonpublic customer information is shared and provide customers with certain rights to “opt out” of disclosure to certain third parties;

•	Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expanded the responsibilities of financial institutions in preventing the use of the United States financial system to fund terrorist activities. Among other things, the USA PATRIOT Act and the related regulations required banks operating in the United States to develop anti-money laundering compliance programs, due diligence policies and controls to facilitate the detection and reporting of money laundering;

•	The Fair and Accurate Reporting Act of 2003, as an amendment to the Fair Credit Reporting Act, as noted previously, which includes provisions to help reduce identity theft by providing procedures for the identification, detection, and response to patterns, practices, or specific activities—known as “red flags”; and

•	Truth in Savings Act, which establishes the requirement for clear and uniform disclosure of terms and conditions regarding deposit interest and fees to help promote economic stability, competition between depository institutions, and allow the consumer to make informed decisions.

Holding Company Regulation

Wellesley Bancorp, as a bank holding company, is subject to examination, supervision, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, and as administered by the Federal Reserve Board. Wellesley Bancorp is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval would be required for Wellesley Bancorp to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company.

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

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by using available resources to provide capital funds during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength policy and requires the promulgation of implementing regulations. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Wellesley Bancorp to pay dividends or otherwise engage in capital distributions.

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

Federal Income Taxation

General. We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have not been audited in the most recent five year period. For its 2016 fiscal year, Wellesley Bank’s maximum federal income tax rate was 34.0%.

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

Executive Officers of the Registrant

The executive officers of Wellesley Bancorp, Inc. and Wellesley Bank are elected annually by the board of directors and serve at the board’s discretion. The executive officers of Wellesley Bancorp and Wellesley Bank are:

Name	Position

Thomas J. Fontaine	President and Chief Executive Officer of both Wellesley Bancorp and Wellesley Bank

Louis P. Crosier	President, Wellesley Investment Partners, LLC.

Michael W. Dvorak	Chief Financial Officer and Treasurer of Wellesley Bancorp and Executive Vice President and Chief Financial Officer of Wellesley Bank

Ralph L. Letner	Executive Vice President and Chief Lending Officer of Wellesley Bank

Eloise C. Thibault	Corporate Secretary of Wellesley Bancorp and Senior Vice President and Treasurer of Wellesley Bank

Below is information regarding our executive officers who are not directors. Ages presented are as of December 31, 2016.

Louis P. Crosier has served as President of Wellesley Investment Partners since September 2014. Prior to joining Wellesley Investment Partners, Mr. Crosier was senior managing director at Windhaven Investment Management from October 2011 to December 2012. Prior to Windhaven, Mr. Crosier was Managing Principal of Windward Investment Management from September 2002 to October 2010. Mr. Crosier was also previously a Vice President in the Wealth Management Division of Goldman Sachs & Co. Age 51.

Michael W. Dvorak has served as Executive Vice President and Chief Financial Officer of Wellesley Bank since July 2016. Prior to joining Wellesley Bank, Mr. Dvorak served as Senior Vice President of Finance at State Street Corporation. Previous experience includes 15 years at Keycorp where he was Executive Vice President and CFO of both the Community Bank and Consumer Bank. Age 56.

Ralph L. Letner has served as Senior Vice President and Chief Lending Officer of Wellesley Bank since May 2014. Mr. Letner served as Senior Vice President/Commercial Team Leader at Boston Private Bank and Trust Company in Boston, Massachusetts from July 2010 to May 2014. Prior to that, Mr. Letner held several positions over 12 years at Citizens’ Bank in Boston, Massachusetts. Age 57.

Eloise C. Thibault serves as Senior Vice President and Treasurer of Wellesley Bank and has been employed by Wellesley Bank since April 1990. Age 59.

Item 1A. Risk Factors

We make and hold in our portfolio construction loans, including speculative construction loans, which are considered to have greater credit risk than other types of residential loans.

We originate construction loans for residential properties and commercial real estate properties, including properties built on speculative, undeveloped property by builders and developers who have not identified a buyer for the completed residential or commercial real estate property at the time of loan origination. At December 31, 2016, $110.4 million, or 19.0%, of our loan portfolio consisted of construction loans. Construction loans secured by speculative residential loan projects totaled $85.3 million, or 14.7% of our loan portfolio; loans secured by owner-occupied residential real estate, totaled $22.5 million, or 3.9% of our loan portfolio; and loans that were secured by speculative commercial loan projects totaled $2.6 or 0.5% of our loan portfolio. While construction lending is an important part of our business strategy, we expect this portfolio to remain at approximately the same level of the total loan portfolio as it is currently.

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

At December 31, 2016, $170.5 million, or 29.3%, of our loan portfolio consisted of commercial real estate and commercial business loans. Commercial loans generally expose a lender to greater risk of nonpayment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan. Further, unlike residential mortgage loans or commercial real estate loans, commercial business loans may be secured by collateral other than real estate, the value of which may be more difficult to appraise, and may be more susceptible to fluctuation in value.

Our level of nonperforming loans and classified assets expose us to increased risk of loss. Also, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

At December 31, 2016, loans that were internally classified as either special mention, substandard, doubtful or loss totaled $8.5 million, representing 1.5% of total loans. Included in the total of internally classified loans are nonperforming loans of $591 thousand, representing 0.1% of total loans. If these loans do not perform according to their terms and the value of the collateral is insufficient to pay the remaining loan balance or if the economy and/or the real estate market weakens, we could experience loan losses or be required to record additional provisions to our allowance for loan losses, either of which could have a material adverse effect on our operating results. Like all financial institutions, we maintain an allowance for loan losses at a level representing management’s best estimate of inherent losses in the portfolio based upon management’s evaluation of the portfolio’s collectibility as of the corresponding balance sheet date. However, our allowance for loan losses may be insufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

At December 31, 2016, our allowance for loan losses totaled $5.4 million, which represented 0.9% of total loans and 918.3% of nonperforming loans. Our regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to increase the allowance for loan losses by recognizing additional provisions for loan losses charged to income, or to charge off loans, which, net of any recoveries, would decrease the allowance for loan losses. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our operating results.

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow. A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and elevated unemployment levels may result in higher than expected loan delinquencies, increases in our non-performing and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations. Our non-performing assets and troubled debt restructurings totaled $770 thousand, $1.5 million, and $6.4 million at December 31, 2016, 2015 and 2014, respectively. The resolution of problem assets has historically been exacerbated by the lengthy foreclosure process in Massachusetts and extended workout plans with certain borrowers. As we work through the resolution of these assets, economic problems may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

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

At December 31, 2016, $268.1 million, or 46.1% of our loan portfolio, consisted of residential mortgage loans and $32.4 million, or 5.6% of our loan portfolio consisted of home equity lines of credit. We intend to continue to emphasize and grow these categories of loans, in particular residential mortgage loans. Real estate values are susceptible to price volatility during changing economic conditions. Declines in real estate values could cause some of our residential mortgage and home equity lines of credit to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

We face a high level of competition both in making loans and attracting deposits within our primary markets. This competition may make it difficult for us to make new loans and may force us to offer lower loan rates and higher deposit rates. Pricing competition for loans and deposits might result in our earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. At June 30, 2016, which is the most recent date for which data is available from the FDIC, we held 1.8% of the deposits in Norfolk County, which was the 14th largest market share among the 48 financial institutions with offices in Norfolk County. At June 30, 2016, we also held 14.2% of the deposits in the town of Wellesley, which was the third largest market share among the 16 financial institutions with offices in Wellesley. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

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

We have experienced significant growth since our initial public offering in January 2012, and we expect growth to continue at a more moderate rate in the future, at levels commensurate with maintaining adequate regulatory capital. Expected growth in our assets, our deposits and the scale of our operations, may come from organic growth or acquisitions. Organic growth will be driven by our growing presence in the Wellesley/Newton/Needham/Cambridge/Boston market areas. We opened our fifth full-service branch in Newton Centre in the second quarter of 2016. We opened our fourth full- service branch in Boston in the fourth quarter of 2013 and relocated our wealth management subsidiary to separate office space in Wellesley in the fourth quarter of 2014. Achieving our growth targets requires us to successfully execute our business strategies. As a full-service community banking institution, our business strategies include continuing to expand our loan portfolio with more residential mortgage lending and larger commercial lending relationships, and increased emphasis on competitive lower cost deposit products, in particular business deposit and checking products. Our ability to successfully grow and achieve our objectives will also depend on the continued availability of lending opportunities that meet our stringent underwriting standards.

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

In 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Under the revised capital standards, to be well-capitalized Wellesley Bank is required to have a total risk-based capital ratio of 10.0%, a common equity to Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0%, and a Tier 1 leverage ratio of 5.0%. The final rule became effective for Wellesley Bank on January 1, 2015. In addition, the capital conservation buffer requirement is being phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

The application of more stringent capital requirements for Wellesley Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares. Specifically, Wellesley Bank’s ability to pay dividends is limited if Wellesley Bank does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders. As of December 31, 2016 the Bank met all capital adequacy requirements to which it is subject. In addition, the Bank meets the 0.625% required capital conservation buffer at December 31, 2016.

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

As of December 31, 2016, our directors and executive officers, together with their associates, own 12.5% of Wellesley Bancorp’s outstanding shares of common stock. In addition, our employee stock ownership plan owns 7.5% of our outstanding common stock. As a result, approximately 19.1% of our outstanding shares are held by our directors, executive officers and our employee stock ownership plan. The articles of incorporation and bylaws of Wellesley Bancorp contain supermajority voting provisions that require that the holders of at least 75% of Wellesley Bancorp’s outstanding shares of voting stock approve certain actions including, but not limited to, the amendment of certain provisions of Wellesley Bancorp’s articles of incorporation and bylaws. If our directors and executive officers and benefit plans hold more than 25% of our outstanding common stock, the shares held by these individuals and benefit plans could be voted in a manner that would ensure that the 75% supermajority needed to approve such actions could not be attained.

The articles of incorporation and bylaws of Wellesley Bancorp and certain regulations may prevent or make more difficult certain transactions, including a sale or merger of Wellesley Bancorp.

Provisions of the articles of incorporation and bylaws of Wellesley Bancorp, state corporate law and federal and state banking regulations may make it more difficult for companies or persons to acquire control of Wellesley Bancorp. Consequently, our stockholders may not have the opportunity to participate in such a transaction and the trading price of our common stock may not rise to the level of other institutions that are more vulnerable to hostile takeovers. The following factors may discourage takeover attempts or make them more difficult:

●	Articles of incorporation and bylaws. Provisions of the articles of incorporation and bylaws of Wellesley Bancorp that may make it more difficult and expensive to pursue a takeover attempt that the board of directors opposes include the following:

•	supermajority voting requirements for changes to certain provisions of the articles of incorporation and bylaws, which makes it more difficult for shareholders to change provisions of our governing documents;

•	a limitation on the right to vote shares, which prohibits any person who owns in excess of 10% of the outstanding shares of Wellesley Bancorp common stock from any vote with respect to the shares held in excess of the limit;

•	the election of directors to staggered terms of three years, which makes it more difficult and time consuming for a shareholder group to fully use its voting power to gain control of the board of directors at a single annual meeting of shareholders without the consent of the incumbent board of directors of Wellesley Bancorp;

•	the removal of directors only for cause, which makes it more difficult for shareholders to remove directors and replace them with their own nominees;

•	the absence of cumulative voting by stockholders in the election of directors, which may prevent a shareholder from electing nominees opposed by the board of directors of Wellesley Bancorp;

•	provisions restricting the calling of special meetings of stockholders, which delays consideration of shareholder proposal until the next annual meeting; and

•	provisions regarding the timing and content of stockholder proposals and nominations, which gives our board of director’s time to consider the qualifications of proposed nominees, the merits of the proposals and, to the extent deemed necessary or desirable by our board of directors, to inform shareholders and make recommendations about those matters.

●	Massachusetts and federal banking regulations and Maryland corporate law. State corporate law and federal banking regulations place limitations on the acquisition of certain percentages of our common stock and impose restrictions on certain significant stockholders.

Any future action by the U.S. Congress lowering the federal corporate income tax rate and/or eliminating the federal corporate alternative minimum tax will result in the reduction of the net deferred tax asset and a corresponding charge against earnings.

The net deferred tax asset reported on the Company’s balance sheet represents the net amount of income taxes expected to be received upon reversal of temporary differences between the bases of assets and liabilities as measured by enacted tax laws, and their bases as reported in the financial statements. As of December 31, 2016, the Company’s net deferred tax asset was computed using the federal statutory rate of 34%

The President of the United States and members of Congress have announced plans to lower the federal corporate income tax rate from its current level of 34% and to eliminate the corporate alternative minimum tax. If these plans ultimately result in the enactment of new laws lowering the corporate income tax rate and/or eliminating the corporate alternative minimum tax, the Company’s net deferred tax asset would be re-measured. This would result in a reduction of the deferred tax asset in the period of the law change and a corresponding charge against earnings.

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

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners; and personally identifiable information of our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We, our customers, and other financial institutions with which we interact, are subject to ongoing, continuous attempts to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties; disrupt our operations and the services we provide to customers; damage our reputation; and cause a loss of confidence in our products and services— all of which could adversely affect our business, revenues and competitive position. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2016, we conducted business through our executive office, three full-service branch offices located in Wellesley, Massachusetts, one full-service branch office in Boston, one full-service branch office in Newton Centre, and separately, our wealth management offices located in Wellesley. We own our Central Street branch office. We lease our Church Street executive office (subject to a renewable lease that expires in 2018), our Linden Street branch office (subject to a lease that expires in 2022), our Washington Street branch office (subject to a lease that expires in 2021, subject to renewal options that could extend through 2031), our wealth management office (subject to a lease that expires in 2021 with renewal options through 2026), our Newton Centre branch office (subject to a lease that expires in 2026, and our Boston branch office (subject to a lease that expires in 2023, with renewal options that could extend through 2033). At December 31, 2016, the total net book value of our land, buildings, furniture, fixtures and equipment was $3.9 million.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity and Related Stockholder Matters

Wellesley Bancorp’s common stock is listed on the Nasdaq Capital Market under the trading symbol “WEBK.” The following table sets forth the high and low sales prices of the common stock and dividends paid per share for each of the quarters in the years ended December 31, 2016 and 2015.

	High	Low	Dividends Paid Per Share
Year Ended December 31, 2016:
Fourth Quarter	$27.75	$20.91	$0.040
Third Quarter	22.00	20.00	0.040
Second Quarter	21.00	19.06	0.040
First Quarter	19.97	18.05	0.030

	High	Low	Dividends Paid Per Share
Year Ended December 31, 2015:
Fourth Quarter	$19.40	$18.32	$0.030
Third Quarter	20.33	18.75	0.030
Second Quarter	20.59	18.29	0.030
First Quarter	19.24	18.54	0.025

As of March 15, 2017, there were approximately 300 holders of record of the Company’s common stock. We believe the number of beneficial owners of our common stock is greater than the number of record holders because a large amount of our common stock is held of record through brokerage firms in “street name.”

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

Any payment of dividends by Wellesley Bank to the Company that would be deemed to be drawn out of Wellesley Bank’s bad debt reserves would require Wellesley Bank to pay federal income taxes at the then current income tax rate on the amount deemed distributed. See “Item 1—Federal Income Taxation” and “State Taxation.” Wellesley Bancorp does not contemplate any distribution by Wellesley Bank that would result in this type of tax liability.

Item 6. Selected Financial Data

The summary consolidated financial information presented below is derived in part from our audited consolidated financial statements. The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes beginning on page 55. The information at December 31, 2016 and 2015 and for the years then ended is derived in part from the audited consolidated financial statements of Wellesley Bancorp that appear elsewhere in this Annual Report on Form

10-K.

	At December 31,
(In thousands)	2016	2015	2014	2013	2012

Selected Financial Condition Data:
Total assets	$695,283	$621,182	$535,115	$458,520	$376,048
Cash and short-term investments	28,425	28,178	19,271	19,067	18,218
Securities available for sale	64,648	62,434	52,681	36,672	39,256
Loans held for sale	1,454	1,131	537	825	9,130
Loans receivable, net	576,131	507,307	443,346	383,718	294,091
Deposits	522,810	463,738	422,245	357,518	298,059
Short-term borrowings	21,250	20,000	2,000	9,000	—
Long-term debt	83,020	72,860	59,500	43,500	31,500
Subordinated debentures	9,769	9,734	—	—	—
Total stockholders’ equity	55,214	52,178	49,346	46,789	44,971

	Years Ended December 31,
(In thousands)	2016	2015	2014	2013	2012

Operating Data:
Interest and dividend income	$24,804	$22,085	$19,545	$16,660	$14,120
Interest expense	4,899	3,690	3,425	2,785	2,578
Net interest income	19,905	18,395	16,120	13,875	11,542
Provision for loan losses	437	475	640	500	550
Net interest income, after provision for loan losses	19,468	17,920	15,480	13,375	10,992
Noninterest income	1,710	1,226	959	949	930
Noninterest expenses (1)	16,404	14,845	13,558	10,699	10,299
Income before income taxes	4,774	4,301	2,881	3,625	1,623
Provision for income taxes	1,838	1,652	1,104	1,405	524
Net income	$2,936	$2,649	$1,777	$2,220	$1,099

(1)	Noninterest expense in 2012 includes the charitable contribution pre-tax expense of $1.8 million related to the Company’s contribution of stock and cash to the Wellesley Bank Charitable Foundation in connection with the Conversion.

	At or For the Years Ended December 31,
	2016	2015	2014	2013	2012
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.45%	0.46%	0.36%	0.55%	0.33%
Return on average equity	5.37	5.21	3.70	5.09	2.61
Interest rate spread (1)	2.99	3.16	3.22	3.37	3.41
Net interest margin (2)	3.17	3.31	3.37	3.54	3.63
Noninterest expense to average assets (3)	2.54	2.60	2.77	2.66	3.14
Efficiency ratio (4)	75.89	75.66	79.38	72.17	83.23
Average interest-earning assets to average interest-bearing liabilities	122.99	122.34	121.33	123.91	127.26
Average equity to average total assets	8.46	8.90	9.80	10.84	12.82
Basic earnings per share (5)	$1.26	$1.14	$0.78	$0.97	N/A
Diluted earnings per share (5)	$1.24	$1.14	$0.77	$0.97	N/A
Dividends per share	$0.150	$0.115	$0.075	N/A	N/A
Dividend payout ratio	11.85%	10.00%	9.68%	N/A	N/A

Asset Quality Ratios:
Nonperforming assets to total assets	0.09%	0.24%	0.90%	0.82%	0.93%
Nonperforming loans to total loans	0.10	0.29	1.08	0.98	1.18
Allowance for loan losses to nonperforming loans	918.3	349.2	98.99	112.50	109.52
Allowance for loan losses to total loans	0.93	1.00	1.06	1.09	1.29
Net charge-offs to average loans outstanding during the period	0.02	0.02	0.03	0.04	0.04

Capital Ratios:
Total capital to risk-weighted assets (6)	12.58%	14.20%	12.88%	12.10%	13.95%
Common equity Tier 1 capital to risk-weighted assets (6)	11.56	13.03	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets (6)	11.56	13.03	11.67	10.87	12.69
Tier 1 capital to total average assets (6)(7)	9.06	9.40	8.58	8.31	9.25

Other Data:
Number of full service offices	5	4	4	4	3

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Noninterest expense in 2012 includes the charitable contribution pre-tax expense of $1.8 million related to the Company’s contribution of stock and cash to the Wellesley Bank Charitable Foundation in connection with the Conversion.
(4)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities and loss on the early extinguishment of debt.
(5)	The Conversion was completed on January 25, 2012. Accordingly, as shares were not outstanding for the entire year, no earnings per share information is presented for the year ended December 31, 2012 or for any earlier period.
(6)	Capital ratios reflect the Bank-only capital position at the end of all periods presented as the Company is not currently required to report regulatory capital requirements.
(7)	Average assets represent average assets for the most recent quarter within the respective period.

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

Salaries and employee benefits consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits. We recognize annual employee compensation expenses stemming from our Employee Stock Ownership Plan (“ESOP”) and our equity incentive plans. The actual amount of stock-related compensation and benefit expenses related to the ESOP is based on the fair market value of the shares of our common stock at specific points in time.

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

Data processing expense represents the fees associated with all business applications we pay to third parties for the use of their software for recording and managing deposit accounts, loan accounts, investment securities, general ledger, payroll and administrative functions within the organization. Included in this category are primary contracts with vendors, service providers and maintenance agreements in support of these functions.

Federal deposit insurance premiums are payments we make to the FDIC for insurance of our deposit accounts.

Professional fees include consulting fees and expenses associated with being a public company which consist primarily of legal and accounting fees, expenses of stockholder communications and meetings, and stock exchange listing fees.

Advertising and marketing expense includes costs associated with design and delivery of promotional material through a variety of media related to products and services we make available to our customers.

Other general and administrative expenses include office supplies, postage, insurance, board of directors and committee fees, and other miscellaneous operating expenses.

Business Strategy and Objectives

Wellesley Bank provides comprehensive premier banking and wealth management services to successful people, families, businesses and non-profit organizations. With a legacy spanning over 100 years, we are committed to delivering exceptional service and trusted advice to our clients.

At Wellesley Bank, it is all about the people: our employees, our community and most importantly our clients. It’s about hiring great people, developing them and treating them well, which in turn is a direct reflection on how we treat our clients. The foundation of our bank is built on integrity, community and exceptional client service, where everyone is treated fairly and with respect. We pride ourselves in having an entrepreneurial spirit, where we continue to evolve, stay open to ideas and make quick, sound decision. This is our strategy and our source of distinction.

Our primary objective is to operate and grow a profitable community-oriented financial institution serving customers in our primary market areas. We seek to achieve this by maintaining a strong capital position and high asset quality. Our operating objectives include the following:

Emphasizing lower cost core deposits and accessing a wider network of funding sources to maintain low funding costs. We seek to increase net interest income by controlling our funding costs. Over the past several years, we have sought to reduce our dependence on traditional higher cost certificates of deposits in favor of stable lower cost demand deposits. We have utilized additional product offerings, technology and a focus on customer service in working toward this goal. In addition, we intend to seek demand deposits by growing commercial banking relationships. Core deposits (demand, NOW, money market and savings accounts) comprised 62.7% of our total deposits at December 31, 2016, as compared to 60.6% at December 31, 2015 and 66.1% at December 31, 2014. While our focus and strategy will be to continue to emphasize core deposits and relationship banking, we have occasionally utilized our ability to grow certificates of deposit during times of greater loan demand as a means to support loan growth. We do this through our retail certificate offerings and we participate in a national market clearinghouse for placing competitively priced certificates of deposits with financial institutions, nonprofits and other corporate participants. National market certificates of deposit are often less costly funds than local market retail certificates, and may provide access to a wider range of maturities than retail funds. In addition, we have expanded our use of borrowings from the Federal Home Loan Bank of Boston (“FHLB”) to provide matched funding of commercial loans and short-term liquidity needs at relatively lower cost than retail deposits. Balances of FHLB advances have increased $11.4 million from December 31, 2015 to $104.3 million at December 31, 2016.

Increasing our deposit market share within our primary markets in eastern Massachusetts. Since its inception in 1911, Wellesley Bank has primarily served the town of Wellesley, Massachusetts and the immediate surrounding communities. Despite considerable competition from larger financial institutions with greater resources than Wellesley Bank, we have made significant progress in recent years to increase our market presence in the town of Wellesley and in the greater Boston metropolitan area. Our deposits have increased $59.1 million, or 12.7%, from $463.7 million at December 31, 2015 to $522.8 million at December 31, 2016. At June 30, 2016 (the latest data available), we had 13.9% of the deposits in the town of Wellesley, which represented the third largest market share out of 16 financial institutions with branches in the town of Wellesley. Our market position is fortified by three full-service offices in Wellesley. We believe Wellesley and the surrounding market area will continue to provide opportunities for growth. We expanded our market presence into Boston through a full-service office that opened in November 2013 and opened a new full service banking office in Newton Centre in the spring of 2016.

Continuing to develop our commercial real estate lending, commercial business lending, and construction lending, as well as increasing our commercial business depository relationships in our market area. We have worked to increase our commercial relationships by developing our premier bankers and diversifying our loan portfolio beyond residential mortgage loans and offering business deposit and checking products. Since December 31, 2015, our commercial real estate, construction and commercial business loan portfolio increased $59.2 million, or 26.7%, and at December 31, 2016 was 48.3% of our total loan portfolio. In connection with the increase in our commercial business loan portfolio, we also have focused on providing a full banking relationship and, as a result, experienced an increase in our business deposit and checking accounts. Our business checking accounts increased $26.5 million, or 41.3% during 2016 and $1.5 million, or 2.5% during 2015, and represented 17.3% of our total deposits as of December 31, 2016. In addition, we continue to expand and develop our cash management products, and on-line and mobile banking solutions to better serve our commercial customers.

Increasing our residential mortgage lending in our market area. We believe there are opportunities to increase residential mortgage lending in our market areas. The town of Wellesley and its surrounding communities have a sound economy and were not as negatively impacted by the 2008-2009 recession as other regions of the United States. As a result, the demand for residential mortgage loans in our market area, in particular larger “jumbo” loans, has not been as impacted by that downturn in the economy. Since December 31, 2015, our residential loans increased $11.6 million, or 4.5%, and at December 31, 2016 was 46.1% of our total loan portfolio. In addition to our traditional markets in the town of Wellesley and surrounding communities, our lending territory currently includes sections of Boston in Suffolk County and Cambridge in Middlesex County which we believe provides additional lending opportunities and further diversifies our residential loan portfolio.

Continuing conservative underwriting practices while maintaining a high quality loan portfolio. We believe that strong asset quality is a key to long-term financial success. We have sought to maintain a high level of asset quality and manageable credit risk by using conservative underwriting standards and through diligent monitoring and collection efforts. Nonperforming loans decreased from $1.5 million at December 31, 2015 to $591 thousand at December 31, 2016. At December 31, 2016, nonperforming loans were 0.10% of the total loan portfolio and 0.09% of total assets. The decrease in nonperforming loans was, in part, the result of selling three residential loans with a carrying value of $412 thousand during the third quarter, 2016 and the payoff of another relationship. We intend to increase our commercial real estate, construction and commercial business lending, while continuing our philosophy of managing large loan exposures through conservative loan underwriting and sound credit administration standards.

Seeking to enhance fee income by growing investment advisory services. Our profits rely heavily on the spread between the interest earned on loans and securities and interest paid on deposits and borrowings. In order to decrease our reliance on net interest income, we have pursued initiatives to increase noninterest income. In particular, we offer a full array of investment advisory services for individuals, nonprofits, institutions, and endowments through our wholly-owned subsidiary, Wellesley Investment Partners, LLC, a registered investment advisor. Investment management fees relating to our investment advisory services totaled $982 thousand, $516 thousand and $429 thousand for the years ended December 31, 2016, 2015 and 2014, respectively. We appointed a new president of Wellesley Investment Partners in the fourth quarter of 2014 and have augmented our business development efforts and research and support functions with a number of key individuals as we intend to grow and develop this aspect of our business.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are the following factors: the likelihood of default; the loss exposure at default; the amount and timing of future cash flows on impaired loans; the value of collateral; and the determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the current evaluation. In addition, the FDIC and Massachusetts Commissioner of Banks, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See notes 1 and 6 of the notes to consolidated financial statements included in this document.

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

Balance Sheet Analysis

General. Total assets increased $74.1 million, or 11.9%, from $621.2 million at December 31, 2015 to $695.3 million at December 31, 2016. Total assets increased primarily due to an increase in net loans of $68.8 million, or 13.6%. Securities available for sale increased $2.2 million to $64.6 million, primarily due to purchases of corporate bonds, government-sponsored enterprise obligations, and residential mortgage-backed securities.

Loans. Net loans increased $68.8 million, or 13.6%, from $507.3 million at December 31, 2015 to $576.1 million at December 31, 2016. The increase in loans was due primarily to an increase of $25.7 million, or 108.4%, in commercial and industrial loans as we realized returns from our Boston office. Adjustable-rate residential mortgage loans increased $11.4 million, or 4.8%, to $249.5 million while fixed-rate residential loans remained relatively stable ending the year at $18.6 million. We continue to sell conforming longer-term fixed-rate residential loans that we have originated, while retaining adjustable-rate mortgages in portfolio. For the years ended December 31, 2016 and 2015, residential mortgage loans originated and sold to investors totaled $30.7 million, and $22.3 million, respectively. Commercial real estate loans increased $18.0 million, or 17.5%, during 2016 to $121.1 million at December 31, 2016. The increase in commercial real estate loans reflects our continued emphasis on originating these types of loans and increased loan demand. Construction loans increased $15.5 million, or 16.3%, to $110.4 million. Permanent construction loans, or those loans financing construction of owner-occupied residential properties, totaled $22.5 million at December 31, 2016, while speculative construction loans on residential properties, representing loans to builders, totaled $85.3 million at December 31, 2016. The increase in construction loan balances generally was due to strong demand for new home construction within our primary markets.

The following table sets forth the composition of our loan portfolio, excluding loans held for sale, at the dates indicated.

	At December 31,
	2016		2015		2014
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential mortgage	$268,059	46.09%	$256,470	50.05%	$233,272	52.05%
Commercial real estate	121,134	20.83	103,106	20.11	94,699	21.13
Construction	110,390	18.98	94,886	18.52	72,668	16.22
Total real estate loans	499,583	85.90	454,462	88.68	400,639	89.40

Commercial loans	49,347	8.48	23,681	4.62	19,053	4.25
Consumer loans:
Home equity lines of credit	32,437	5.58	34,083	6.65	28,153	6.28
Other	216	0.04	256	0.05	292	0.07
Total loans	581,583	100.00%	512,482	100.00%	448,137	100.00%
Less:
Deferred loan origination fees, net	(20)		(63)		(53)
Allowance for loan losses	(5,432)		(5,112)		(4,738)
Net loans	$576,131		$507,307		$443,346

	At December 31,
	2013		2012
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
Residential mortgage	$181,719	46.82%	$130,565	43.78%
Commercial real estate	82,367	21.22	80,200	26.89
Construction	80,103	20.64	48,158	16.15
Total real estate loans	344,189	88.68	258,923	86.82

Commercial loans	16,430	4.23	15,725	5.25
Consumer loans:
Home equity lines of credit	27,092	6.98	23,111	7.75
Other	415	0.11	455	0.15
Total loans	388,126	100.00%	298,214	100.00%
Less:
Deferred loan origination fees, net	(195)		(279)
Allowance for loan losses	(4,213)		(3,844)
Net loans	$383,718		$294,091

Loan Maturity. The following table sets forth certain information at December 31, 2016 regarding scheduled contractual maturities. The table does not include any estimate of prepayments which could significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude net deferred loan fees.

	December 31, 2016
(In thousands)	Residential Mortgage Loans	Commercial Real Estate Loans	Construction Loans	Commercial Loans	Consumer Loans	Total Loans
Amounts due in:
One year or less	$—	$4,561	$59,131	$24,307	$2,165	$90,164
More than one year to five years	497	12,655	28,806	7,062	4,609	53,629
More than five years	267,562	103,918	22,453	17,978	25,879	437,790
Total	$268,059	$121,134	$110,390	$49,347	$32,653	$581,583

Fixed vs. Adjustable Rate Loans. The following table sets forth the dollar amount of all scheduled maturities of loans at December 31, 2016 that are due after December 31, 2017 and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude net deferred loan fees.

(In thousands)	Fixed Rates	Floating or Adjustable Rates	Total
Real estate loans:
Residential mortgage	$17,617	$250,442	$268,059
Commercial real estate	12,579	103,994	116,573
Construction	26,246	25,013	51,259
Commercial loans	17,795	7,245	25,040
Consumer loans	685	29,803	30,488
Total	$74,922	$416,497	$491,419

Securities. Our securities portfolio consists primarily of residential mortgage-backed securities issued by U.S. government agencies and government sponsored enterprises, corporate bonds, SBA and other asset-backed securities and municipal bonds. Securities available for sale increased by $2.2 million, or 3.6%, to $64.6 million for the year ended December 31, 2016, primarily due to the purchases of corporate bonds, residential mortgage-backed securities, and government-sponsored enterprise obligations. The increase in securities available for sale reflects our desire to maintain appropriate levels of high quality liquid investments with terms and characteristics that complement our lending activities.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2016		2015		2014
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Residential mortgage-backed securities:
Government National Mortgage Association	$3,876	$3,898	$4,563	$4,624	$5,812	$5,975
Government-sponsored enterprises	13,134	13,110	11,984	12,077	10,806	11,001
SBA and other asset-backed securities	12,571	12,501	11,680	11,756	12,761	12,897
State and municipal bonds	9,533	9,470	7,231	7,409	5,706	5,871
Government-sponsored enterprise obligations	8,000	7,803	10,002	9,913	6,500	6,496
Corporate bonds	17,908	17,866	16,724	16,655	10,424	10,441
Total securities available for sale	$65,022	$64,648	$62,184	$62,434	$52,009	$52,681

At December 31, 2016, we had no investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government) that had an aggregate book value in excess of 10% of equity.

The following table sets forth the stated maturities and weighted average yields of debt securities at December 31, 2016. Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis. Certain mortgage related securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules, as well as monthly principal payments on mortgage- and asset-backed securities, are not reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Residential mortgage- backed securities:
Government National Mortgage Association	$—	—%	$—	—%	$69	4.00%	$3,807	1.82%	$3,876	1.86%
Government-sponsored enterprises	—	—	991	2.61	7,765	2.43	4,378	2.45	13,134	2.45
SBA and other asset-backed securities	1,003	2.11	—	—	1,849	0.97	9,719	2.65	12,571	2.48
State and municipal bonds	411	3.67	1,535	3.47	6,648	2.35	939	2.12	9,533	2.56
Government-sponsored enterprise obligations	4,000	1.90	—	—	4,000	1.92	—	—	8,000	1.91
Corporate bonds	1,746	2.14	11,390	2.62	4,772	3.05	—	—	17,908	2.69
Total debt securities	$7,160	2.09%	$13,916	2.71%	$25,103	2.41%	$18,843	2.41%	$65,022	2.44%

Deposits. Our primary sources of funds are retail deposit accounts held primarily by individuals and businesses within our market area. Deposits increased $59.1 million, or 12.7%, during the year ended December 31, 2016 due primarily to increases in noninterest-bearing demand deposits of $30.3 million, or 46.9%; money market accounts of $16.3 million, or 19.4%; certificate of deposit accounts of $12.3 million, or 6.7%; NOW accounts of $3.5 million, or 10.9%; and partially offset by a decrease in regular and other savings accounts of $3.3 million, or 3.3%. During 2016 we continued our evolution of the premier service relationship-based delivery model. Leveraging our expansion of offices and investments in our premier bankers, we have been able to grow our core, relationship-based deposits significantly. We have continued to upgrade our business and consumer online banking capabilities and focused our business development activities on client relationships across product lines.

The following table sets forth the average balances of our deposit products at the dates indicated.

	At December 31,
	2016		2015		2014
(Dollars In thousands)	Total	Percent	Total	Percent	Total	Percent
Noninterest-bearing demand deposits	$76,599	15.85%	$62,784	14.42%	$47,005	12.20%
Interest bearing deposits:
NOW	32,880	6.80	29,684	6.82	24,681	6.41
Money market	90,363	18.70	78,269	17.98	63,375	16.45
Regular and other savings	100,044	20.70	109,610	25.18	86,228	22.38
Term certificates of deposit	183,465	37.95	154,980	35.60	163,962	42.56
Total	$483,351	100.00%	$435,327	100.00%	$385,251	100.00%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2016. Jumbo certificates of deposit require minimum deposits of $250 thousand. Between the FDIC’s and Co-operative Central Bank’s deposit insurance coverage, these funds are fully insured.

(In thousands)	Jumbo Certificates of Deposits
Maturity Period at December 31, 2016:
Three months or less	$11,963
Over three through six months	30,909
Over six through twelve months	25,824
Over twelve months	35,021
Total	$103,717

Borrowings. We primarily use advances from the Federal Home Loan Bank of Boston (“FHLB”) to supplement deposit growth as a source of funds for loans and securities.

Long-term debt, consisting entirely of FHLB advances, increased $10.2 million, or 13.9%, for the year ended December 31, 2016, and increased $13.4 million, or 22.5%, during the year ended December 31, 2015. Increases in FHLB advances in the years ended December 31, 2016 and 2015 were used primarily to fund residential and commercial real estate loans. We also elected to extend the maturities for new advances in a continued low interest rate environment to help reduce potential interest rate risk contained within our balance sheet.

At December 31, 2016 and 2015, short-term borrowings consisted entirely of advances from the FHLB with original maturities less than one year. Balances outstanding at December 31, 2016 were $21.3 million, an increase of $1.3 million over balances at December 31, 2015. These advances were used to fund a portion of our construction loan portfolio and to support short-term liquidity needs resulting from the timing of loan originations and irregular deposit flows.

At December 31, 2016, subordinated debt totaled $9.8 million, net of issuance costs, as a result of the sale by the Company of $10.0 million of subordinated debentures maturing in 2025 to qualified institutional investors in December 2015. The funds received from the sale have been used for general corporate purposes including the downstreaming of substantially all of the funds to the Bank in the form of additional paid-in capital, which will support the continued growth objectives of the Bank.

The following table sets forth selected information regarding borrowings for the periods indicated.

	At or For the Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Short-term Borrowings:
Balance at end of the year	$21,250	$20,000	$2,000
Average balance during the year	17,326	17,166	3,897
Maximum outstanding at any month end during the year	24,250	30,000	8,000
Weighted average interest rate at end of the year	0.74%	0.47%	0.36%
Weighted average interest rate during the year	0.58%	0.46%	0.33%

Long-term Debt:
Balance at end of the year	$83,020	$72,860	$59,500
Average balance during the year	76,266	64,205	51,812
Maximum outstanding at any month end during the year	84,578	72,860	59,500
Weighted average interest rate at end of the year	1.30%	1.30%	1.15%
Weighted average interest rate during the year	1.38%	1.27%	1.22%

Subordinated Debt:
Balance at end of the year	$9,769	$9,734	$—
Average balance during the year	9,753	351	—
Maximum outstanding at any month end during the year	9,769	9,734	—
Weighted average interest rate at end of the year	6.14%	6.16%	—%
Weighted average interest rate during the year	6.51%	6.27%	—%

Results of Operations for the Years Ended December 31, 2016 and 2015

Overview. Net income was $2.9 million for the year ended December 31, 2016, as compared to $2.7 million for the year ended December 31, 2015, an increase of $287 thousand, or 10.8%. The increase was primarily due to increased net interest income, increased noninterest income, and a decrease in the provision for loan losses, partially offset by increased noninterest expenses.

Net Interest Income. Net interest income for the year ended December 31, 2016 totaled $19.9 million compared to $18.4 million for the year ended December 31, 2015, an increase of $1.5 million, or 8.2%. The increase in net interest income was primarily due to greater interest and dividend income which increased to $24.8 million for 2016 from $22.1 million for 2015. The average balance of interest-earning assets increased 12.9%, offset by a decrease in the average rate earned on these assets of two basis points. Interest income from loans and loans held for sale increased $2.1 million, or 10.3%, due to an 11.0% increase in the average balance of loans and loans held for sale, partially offset by a decrease of three basis points in the average rate earned on loans and loans held for sale. Interest income from taxable securities increased $412 thousand, or 43.1%, due to a 24.6% increase in the average balance of taxable securities, and an increase in the average rate earned on taxable securities of 31 basis points.

Interest expense increased $1.2 million, or 32.8%, during this period primarily due to an increase of $55.9 million, or 12.3%, in the average balance of interest-bearing liabilities. The average rates paid on deposits increased by two basis points in 2016 primarily due to a shift in the mix of deposits to higher cost term certificates. We experienced an increase in the average balance of term certificates of 18.4% for the year ended December 31, 2016, as compared to the prior year, while the average balance of savings accounts decreased 8.7% during that period. Rates paid on savings products during the period declined 17 basis points while rates paid on term certificates increased 14 basis points. Balances in lower cost money market and NOW checking accounts, and interest free checking accounts also increased.

During 2016, we expanded our use of lower cost FHLB short-term borrowings which carried an average rate of 0.58%, providing cost effective funding for a portion of our construction loan portfolio and supporting liquidity needs. Balances of long-term FHLB advances also increased as they provide an effective funding source to support longer term commercial and residential real estate loans. Overall interest cost on FHLB advances increased $260 thousand, or 29.1% as compared to the prior year, while the rate paid on FHLB advances increased thirteen basis points to 1.23% in 2016.

The interest expense on the subordinated debt issued in December 2015 was $635 thousand for the year ended December 31, 2016 compared to $22 thousand for the same period in 2015. The average cost increased 24 basis points to 6.51% in 2016.

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

	For the Years Ended December 31,
	2016			2015			2014
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
Interest-earning Assets:
Short-term investments	$18,272	$83	0.46%	$14,373	$31	0.22%	$14,660	$33	0.22%
Debt securities:
Taxable	57,595	1,369	2.38	46,220	957	2.07	36,227	717	1.98
Tax-exempt	8,698	219	2.51	6,487	193	2.97	5,344	188	3.53
Total loans and loans held for sale	537,318	22,938	4.27	483,954	20,793	4.30	418,388	18,559	4.44
FHLB stock	5,482	195	3.57	4,654	111	2.38	3,350	48	1.42
Total interest-earning assets	627,365	24,804	3.95	555,688	22,085	3.97	477,969	19,545	4.09
Allowance for loan losses	(5,236)			(4,871)			(4,530)
Total interest-earning assets less allowance for loan losses	622,129			550,817			473,439
Noninterest-earning assets	24,315			19,099			15,763
Total assets	$646,444			$569,916			$489,202

Interest-bearing Liabilities:
Regular savings accounts	$100,044	447	0.45%	$109,610	679	0.62%	$86,228	663	0.77%
NOW checking accounts	32,880	85	0.26	29,684	95	0.32	24,681	86	0.35
Money market accounts	90,363	429	0.47	78,269	405	0.52	63,375	322	0.51
Certificates of deposit	183,465	2,150	1.17	154,980	1,596	1.03	163,962	1,710	1.04
Total interest-bearing deposits	406,752	3,111	0.76	372,543	2,775	0.74	338,246	2,781	0.82
Short-term borrowings	17,326	100	0.58	17,116	78	0.46	3,897	13	0.33
Long-term debt	76,265	1,053	1.38	64,205	815	1.27	51,811	631	1.22
Subordinated debt	9,753	635	6.51	351	22	6.27	—	—	—
Total interest-bearing liabilities	510,096	4,899	0.96	454,215	3,690	0.81	393,954	3,425	0.87
Noninterest-bearing demand deposits	76,600			62,784			47,005
Other noninterest-bearing liabilities	5,061			2,029			290
Total liabilities	591,757			519,028			441,249
Equity	54,687			50,888			47,953
Total liabilities and equity	$646,444			$569,916			$489,202
Net interest income		$19,905			$18,395			$16,120
Net interest rate spread (1)			2.99%			3.16%			3.22%
Net interest-earning assets (2)	$117,269			$101,473			$84,015
Net interest margin (3)			3.17%			3.31%			3.37%
Average total interest-earning assets to average total interest-bearing liabilities	122.99%			122.34%			121.33%

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(3)	Represents net interest income as a percent of average interest-earning assets.

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

	Year Ended December 31, 2016 Compared to December 31, 2015			Year Ended December 31, 2015 Compared to December 31, 2014
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning Assets:
Short-term investments	$11	41	$52	$(1)	$(1)	$(2)
Debt securities:
Taxable	258	154	412	206	34	240
Tax-exempt	47	(21)	26	16	(11)	5
Total loans and loans held for sale	2,277	(132)	2,145	2,794	(560)	2,234
FHLB stock	66	18	84	1	62	63
Total interest-earning assets	2,659	60	2,719	3, 016	(476)	2,540
Interest-bearing Liabilities:
Regular savings	(55)	(176)	(231)	57	(41)	16
NOW checking	13	(23)	(10)	15	(6)	9
Money market	51	(28)	23	77	6	83
Certificates of deposit	316	238	554	(92)	(22)	(114)
Total interest-bearing deposits	325	11	336	57	(63)	(6)
Short-term borrowings	1	21	22	59	6	65
Long-term debt	162	76	238	159	25	184
Subordinated debt	22	591	613	22	—	22
Total interest-bearing liabilities	510	699	1,209	297	(32)	265
Increase in net interest income	$2,149	$(639)	$1,510	$2,719	$(444)	$2,275

Provision for Loan Losses. During the year ended December 31, 2016, we recorded a $437 thousand provision to the allowance for loan losses as compared to a provision of $475 thousand for the year ended December 31, 2015. The 2016 provision reflects continued strength in the regional economy, a reduction in nonperforming loans from 2015 levels, lower growth in our loan portfolio, and a slight change in our mix of loans.

From December 31, 2015 to December 31, 2016, nonperforming loans decreased from $1.5 million to $591 thousand while substandard, doubtful and loss rated assets remained at $8.5 million. Commercial real estate, construction and commercial business loans which bear higher risk and generally larger loss reserves than our residential mortgage loans, have increased as a percentage of total loans during 2016, and remain a significant portion of our loan portfolio at 48.3% at December 31, 2016, as compared to 43.3% of total loans at December 31, 2015.

An analysis of the changes in the allowance for loan losses is presented under “—Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income. Noninterest income increased $484 thousand to $1.7 million during the year ended December 31, 2016, from $1.2 million for the year ended December 31, 2015. For 2016, wealth management fees totaled $982 thousand, an increase of $466 thousand, or 90.3%, from 2015, resulting from the growth in assets under management within our wealth management subsidiary. In 2016, we recorded income from mortgage banking activities of $288 thousand compared to 2015 when income from mortgage banking activities totaled $278 thousand. The volume of loans originated for sale in 2016 increased to $30.7 million from $22.1 million 2015. We recorded a gain on the sale of securities in 2016 of $16 thousand compared to a gain on the sale of securities of $31 thousand in 2015.

Noninterest Expense. Noninterest expense increased $1.6 million to $16.4 million during the year ended December 31, 2016, from $14.8 million for the year ended December 31, 2015. In general, the increase in expenses represents investment in the organization for continued, profitable growth. Salaries and employee benefits totaled $9.7 million, compared to $8.8 million for the year ended December 31, 2015. Impacting salaries and benefits expense was the spring 2016 opening of our Newton Centre office, strategic staff additions to support deposit and wealth management initiatives, and other increases due to incentives, health insurance, and other employee benefits. Occupancy and equipment expense and data processing expense increased, reflecting the addition of our new branch office location in Newton Centre. Professional fees increased $137 thousand, or 18.3%, from 2015 with costs associated with certain senior management searches. Increases in other general and administrative expenses in 2016 were a result of our overall growth.

Income Taxes. Income tax expense increased $186 thousand for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to higher pre-tax income in 2016. The effective tax rate for 2016 was 38.5% compared with 38.4% for 2015.

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk, market risk and liquidity risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or security when it is due. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are recorded at fair value. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers when due. Other risks that we face are operational risks and reputation risk. Operational risks include risks related to fraud, cyber security, regulatory compliance, processing errors, technology and disaster recovery. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base and revenue.

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. This strategy also emphasizes conservative loan-to-value ratios and guarantees of construction and commercial real estate loans by parties with substantial net worth. In addition, annually, we engage an outside loan review firm to perform a thorough review of our portfolio. This review involves analyzing all large borrowing relationships, delinquency trends and loan collateral valuation in order to identify impaired loans. We do not originate “interest only” mortgage loans on one-to-four family residential properties nor do we offer loans that provide for negative amortization of principal such as “option ARM” loans where the borrower can pay less than the interest owed on their loan. Additionally, we generally do not offer “subprime loans” (loans that are made with low down payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments or bankruptcies, or borrowers with questionable repayment capacity) or “Alt-A” loans (loans to borrowers having less than full documentation).

When a borrower fails to make a required loan payment, management takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. Management makes initial contact with the borrower when the loan becomes 15 days past due. If payment is not received by the 30th day of delinquency, efforts to contact the borrower are increased, and a plan of collection is pursued for each individual loan. A particular plan of collection may lead to foreclosure, the timing of which depends on the prospects for the borrower bringing the loan current, the financial strength and commitment of any guarantors, the type and value of the collateral securing the loan and other factors. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. We may consider loan workout arrangements with certain borrowers under certain circumstances, as well as the sale of the nonperforming loans.

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

	At December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Nonaccrual loans:
Real estate loans:
Residential mortgage	$—	$773	$1,313	$639	$540
Commercial real estate	591	645	3,356	2,645	2,932
Construction	—	—	—	—	—
Commercial	—	11	22	34	—
Consumer	—	34	146	427	38
Total nonaccrual loans	591	1,463	4,837	3,745	3,510
Total nonperforming loans	591	1,463	4,837	3,745	3,510
Real estate owned	—	—	—	—	—
Total nonperforming assets	591	1,463	4,837	3,745	3,510
Accruing troubled debt restructurings (1)	179	185	—	2,625	2,725
Total nonperforming assets and accruing troubled debt restructurings	$770	$1,648	$4,837	$6,370	$6,235

Total nonperforming loans to total loans	0.10%	0.29%	1.08%	0.98%	1.18%
Total nonperforming assets to total assets	0.09%	0.24%	0.90%	0.82%	0.93%
Total nonperforming assets and accruing troubled debt restructurings to total assets	0.11%	0.27%	0.90%	1.39%	1.66%

(1)    There were no non-accruing TDRs at December 31, 2016. Non-accruing TDRs totaled $214 thousand, $220 thousand, $1.3 million, and $2.9 million at December 31, 2015, 2014, 2013 and 2012, respectively.

Interest income that would have been recorded for the years ended December 31, 2016 and 2015 had nonaccruing loans been current according to their original terms amounted to $85 thousand and $245 thousand, respectively. Income related to nonaccrual loans included in interest income for the years ended December 31, 2016 and 2015 amounted to $15 thousand and $175 thousand, respectively.

Total nonperforming loans decreased from $1.5 million at December 31, 2015 to $591 thousand at December 31, 2016. The decrease in nonperforming loans was the result of selling three residential loans with a carrying value of $412 thousand during the third quarter 2016 and the payoff of another relationship.

Federal regulations require us to review and classify assets on a regular basis. In addition, the FDIC and the Massachusetts Commissioner of Banks have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high probability of loss. An asset classified as ‘loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. When management classifies an asset as substandard or doubtful, a specific allowance for loan losses may be established. If management classifies an asset as loss, an amount equal to 100% of the portion of the asset classified loss is charged to the allowance for loan losses. The regulations also provide for a “special mention” category, described as assets that do not currently expose the Bank to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving the Bank’s close attention. The Bank also utilizes an eleven grade internal loan rating system for commercial real estate, construction and commercial loans to assist in evaluating individual loans and determining assets classifications. See note 6 in the notes to the consolidated financial statements.

The following table shows the aggregate amounts of our criticized and classified assets at the dates indicated.

	At December 31,
(In thousands)	2016	2015	2014
Special mention assets	$7,002	$7,843	$7,076
Substandard assets	958	11	2,619
Doubtful assets	591	645	759
Loss assets	—	—	—
Total	$8,551	$8,499	$10,454

At December 31, 2016, 2015 and 2014, none of the special mention loans were in nonaccrual status. The decrease in special mention assets in 2016 was primarily the result of a borrower’s loans being upgraded to pass status. Substandard assets at December 31, 2016 consisted of one accruing commercial loan relationship. Substandard loans in 2015 and 2014 consisted solely of nonaccrual loans. All doubtful assets in the table above are in nonaccrual status. In 2016, loans classified as doubtful decreased as one borrower made principal reduction payments.

Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31, 2016			At December 31, 2015
(In thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	> 90 Days Past Due	30 – 59 Days Past Due	60 – 89 Days Past Due	> 90 Days Past Due
Real estate loans:
Residential mortgage	$—	$—	$—	$101	$—	$672
Commercial real estate	—	979	591	—	—	645
Construction	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Consumer loans	—	208	—	—	—	—
Total	$—	$1,187	$591	$101	$—	$1,317

Balances of loans more than 90 days past due at December 31, 2016 have increased due to the addition of two loan customers who reached past due status at year end. No other significant changes were noted during the year.

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of the following: (1) an allocated component related to impaired loans; (2) a general component related to the remainder of the loan portfolio; and (3) an unallocated component related to overall uncertainties that could affect management’s estimate of probable losses. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the entire portfolio.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2016			2015			2014
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
Residential mortgage	$1,422	26.18%	46.09%	$1,490	29.15%	50.05%	$1,710	36.11%	52.05%
Commercial real estate	1,145	21.08	20.83	1,025	20.05	20.11	1,056	22.28	21.13
Construction	1,827	33.63	18.98	1,684	32.94	18.52	1,273	26.86	16.22
Commercial loans	703	12.94	8.48	509	9.96	4.62	428	9.04	4.25
Consumer loans	214	3.93	5.62	240	4.70	6.70	228	4.81	6.35
Total allocated allowance	5,311	97.76	100.00	4,948	96.80	100.00	4,695	99.10	100.00
Unallocated	121	2.24	—	164	3.20	—	43	0.90	—
Total	$5,432	100.00%	100.00%	$5,112	100.00%	100.00%	$4,738	100.00%	100.00%

	At December 31,
	2013			2012
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
Residential mortgage	$1,351	32.07%	46.82%	$1,157	30.10%	43.78%
Commercial real estate	887	21.05	21.22	1,041	27.08	26.89
Construction	1,305	30.98	20.64	918	23.88	16.15
Commercial loans	426	10.11	4.23	456	11.86	5.28
Consumer loans	220	5.22	7.09	182	4.73	7.90
Total allocated allowance	4,189	99.43	100.00	3,754	97.65	100.00
Unallocated	24	0.57	—	90	2.35	--
Total	$4,213	100.00%	100.00%	$3,844	100.00%	100.00%

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012

Allowance at beginning of year	$5,112	$4,738	$4,213	$3,844	$3,396
Provision for loan losses	437	475	640	500	550
Charge-offs:
Real estate loans:
Residential	106	17	—	—	—
Commercial loans	—	83	2	36	100
Consumer loans	11	1	113	95	7
Total charge-offs	117	101	115	131	107
Recoveries	—	—	—	—	5
Net charge-offs	117	101	115	131	102
Allowance at end of year	$5,432	$5,112	$4,738	$4,213	$3,844
Allowance for loan losses to nonperforming loans at end of year	918.32%	349.42%	98.99%	112.50%	109.52%
Allowance for loan losses to total loans at end of year	0.93%	1.00%	1.06%	1.09%	1.29%
Net charge-offs to average loans outstanding during the year	0.02%	0.02%	0.03%	0.04%	0.04%

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes originating adjustable-rate loans for retention in our loan portfolio, selling in the secondary market substantially all newly originated conforming fixed-rate residential mortgage loans, promoting core deposit products and short-term time deposits, adjusting the maturities of borrowings and adjusting the investment portfolio mix and duration. We currently do not participate in balance sheet hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income and equity simulations. The simulations use projected repricing of assets and liabilities at December 31, 2016 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on the simulations. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and would increase if prepayments accelerated. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Bank at December 31, 2016 through December 31, 2017, assuming a static balance sheet.

	Net Interest Income
Basis Point (“bp”) Change in Rates	Amount	Change	% Change
	(Dollars in thousands)

400	$20,256	$(1,420)	(6.55)%
200	21,053	(623)	(2.87)
0	21,676	—	—
(100)	21,423	(253)	(1.17)

The following table reflects changes in the present value of equity for the Bank at December 31, 2016.

	Present Value of Equity
Basis Point (“bp”) Change in Rates	Amount	Change	% Change
	(Dollars in thousands)

400	$109,818	$(16,026)	(12.73)%
200	119,695	(6,149)	(4.89)
0	125,844	—	—
(100)	121,368	(4,476)	(3.56)

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

Our most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and securities available for sale. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2016, cash and cash equivalents, which include short-term investments, totaled $28.4 million. Securities classified as available-for-sale, whose aggregate fair value exceeds cost, provide additional sources of liquidity and had a fair value of $64.6 million at December 31, 2016. In addition, at December 31, 2016, we had the ability to borrow approximately $27.2 million in additional funds from the Federal Home Loan Bank of Boston. On December 31, 2016, we had $83.0 million of long-term debt outstanding, and $21.3 million of short-term borrowings outstanding, all of which were Federal Home Loan Bank of Boston advances. In addition, at December 31, 2016, we had the ability to borrow $5.0 million from the Co-operative Central Bank on an unsecured basis, and $10.1 million from the Federal Reserve Bank under a collateralized borrowing program, none of which was outstanding at that date. The Company also has a $5.0 million unsecured line of credit with a correspondent bank. No additional advances were outstanding at December 31, 2016.

At December 31, 2016, we had $107.7 million in loan commitments outstanding, which included $95.5 million in available lines of credit for individuals and corporate customers and unadvanced funds on construction loans. Certificates of deposit due within one year of December 31, 2016 totaled $123.0 million, or 63.1% of total certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods. If these maturing deposits are not renewed, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed. We have the ability to attract and retain deposits by adjusting the interest rates offered.

In addition, we believe that our branch network, which is presently comprised of three full-service retail banking offices located in our Wellesley market area, our banking office in Boston, a full-service banking office in Newton that opened in spring 2016, and the general cash flows from our existing lending and investment activities, will afford us sufficient long-term liquidity.

In the normal course of business, the Company contracts with numerous vendors to provide a wide range of services for the organization.  Many of these contracts exceed one year in length.  The cost of these contracts is generally recorded as period expenses and presented in appropriate line items in the accompanying consolidated financial statements.

The following table presents certain of our contractual obligations as of December 31, 2016.

	December 31, 2016 – Payments Due by Period
(In thousands)	Total	Within One Year	Over One to Three Years	Over Three to Five Years	Over Five Years

Contractual Obligations:
Long-term debt obligations	$83,020	$44,500	$32,500	$4,000	$2,020
Subordinated debt obligations	10,000	—	—	—	10,000
Operating lease obligations	6,430	1,166	2,147	2,003	1,114
Other contractual obligations	294	75	150	69	—
Total	$99,744	$45,741	$34,797	$6,072	$13,134

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

The following table presents our primary investing and financing activities during the periods indicated.

	Years Ended December 31,
(In thousands)	2016	2015

Investing activities:
Loan originations, net of principal payments	$(68,738)	$(84,480)
Proceeds from sales of portfolio loans	—	20,618
Proceeds from calls, maturities and principal repayments of securities available for sale	14,740	20,660
Proceeds from sales of securities available for sale	1,088	1,864
Purchases of securities available for sale	(18,926)	(32,890)

Financing activities:
Increase in deposits	59,072	41,493
Increase in short-term borrowings	1,250	18,000
Increase in long-term debt	10,160	13,360
Increase in subordinated debt	35	9,734

Capital Management. We are subject to various regulatory capital requirements administered by the FDIC and the Massachusetts Commissioner of Banks, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2016, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Federal Regulations—Capital Requirements” and note 15 of the notes to consolidated financial statements.

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

The Board of Directors declared cash dividends totaling $0.15 per share for the year ended December 31, 2016. There can be no assurance that the Board of Directors will declare any future cash dividends.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 14 of the notes to consolidated financial statements.

For the years ended December 31, 2016 and 2015, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The information required by this item is included herein beginning on 50.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)       Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, utilizing the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2016 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets and provide reasonable assurances of the following: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting pursuant to the rules of the SEC that permit the Company to provide only management’s assessment in the annual report.

(c)       Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Board of Directors

For information concerning Wellesley Bancorp’s board of directors, the information contained under the section captioned “Item 1—Election of Directors” in Wellesley Bancorp’s Proxy Statement for the 2017 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

(d)       Equity Compensation Plans.

Equity Compensation Plan Information as of December 31, 2016

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	222,395	$16.02	—
Equity compensation plans not approved by security holders	—	—	—
Total	222,395	$16.02	—

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

Item 15. Exhibits and Financial Statement Schedules

(a)	List of Documents Filed as Part of this Report

(1)       Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016 and 2015

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

(b)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1	Articles of Incorporation of Wellesley Bancorp, Inc. (1)
3.2	Bylaws of Wellesley Bancorp, Inc. (2)
4.1	Form of 6.00% Fixed-to-Floating Subordinated Note Due 2025 (3)
10.1	Employment Agreement between Wellesley Bancorp, Inc., Wellesley Bank and Thomas J. Fontaine + (4)
10.2	Amended and Restated Executive Salary Continuation Agreement between Wellesley Bank and Thomas J. Fontaine, as amended + (2)
10.3	Wellesley Bank Supplemental Executive Retirement Plan+ (4)
10.4	Wellesley Bank Employee Severance Compensation Plan+ (4)
10.5	Wellesley Bancorp, Inc. 2012 Equity Incentive Plan + (5)
10.6	Wellesley Bancorp, Inc. 2016 Equity Incentive Plan + (6)
10.7	Severance Agreement between Wellesley Bank and Ralph Letner + (7)
10.8	Form of subordinated Note Purchase Agreement dated December 17, 2015, by and among Wellesley Bancorp, Inc. and the Purchasers identified therein (8)
10.9	Severance Compensation Agreement between Wellesley Bank and Michael W. Dvorak dated May 23, 2016 + (9)
21.1	Subsidiaries of Wellesley Bancorp, Inc.
23.1	Consent of Wolf & Company, P.C.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101.1	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

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

(4)   Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2016 (filed as Exhibit 10.1 thereto)

(5)   Incorporated herein by reference to the Company’s Proxy Statement, filed with the Securities and Exchange Commission on July 10, 2012.

(6)   Incorporated herein by reference to Appendix A to the Company’s Proxy Statement filed, with the Securities and Exchange Commission on April 12, 2015.

(7)   Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2015.

(8)   Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2015.

(9)   Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2016 (filed as exhibit 10.1 thereto).

(c)       Financial Statement Schedules. All schedules for which this provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLESLEY BANCORP, INC.

March 24, 2017	By:	/s/ Thomas J. Fontaine
Thomas J. Fontaine
President, Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Fontaine	President, Chief Executive Officer and	March 24, 2017
Thomas J. Fontaine	Chairman of the Board
(principal executive officer)

/s/ Michael W. Dvorak	Chief Financial Officer and Treasurer	March 24, 2017
Michael W. Dvorak
(principal financial and accounting officer)

/s/ Simon R. Gerlin	Director	March 24, 2017
Simon R. Gerlin

/s/ Nancy Marden Goodall	Director	March 24, 2017
Nancy Marden Goodall

/s/ C. Joseph Grignaffini	Director	March 24, 2017
C. Joseph Grignaffini

/s/ Hugh J. Kelley	Director	March 24, 2017
Hugh J. Kelley

/s/ Theodore F. Parker	Director	March 24, 2017
Theodore F. Parker

/s/ Leslie B. Shea	Director	March 24, 2017
Leslie B. Shea

/s/ Edwin G. Silver	Director	March 24, 2017
Edwin G. Silver

/s/ Robert L. Skolnick	Director	March 24, 2017
Robert L. Skolnick

/s/ Tina L. Wang	Director	March 24, 2017
Tina L. Wang

/s/ Kathryn M. Hinderhofer	Director	March 24, 2017
Kathryn M. Hinderhofer

Index to Consolidated Financial Statements

of Wellesley Bancorp, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Wellesley Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Wellesley Bancorp, Inc. and subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wellesley Bancorp, Inc. and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 23, 2017

Wellesley Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2016	2015
	(Dollars in thousands)
Assets

Cash and due from banks	$3,607	$2,674
Short-term investments	24,818	25,504
Total cash and cash equivalents	28,425	28,178

Certificates of deposit	100	100
Securities available for sale, at fair value	64,648	62,434
Federal Home Loan Bank of Boston stock, at cost	5,758	5,524
Loans held for sale	1,454	1,131

Loans	581,563	512,419
Less allowance for loan losses	(5,432)	(5,112)
Loans, net	576,131	507,307

Bank-owned life insurance	7,303	7,073
Premises and equipment, net	3,876	3,468
Accrued interest receivable	1,647	1,432
Net deferred tax asset	2,742	2,479
Other assets	3,199	2,056

Total assets	$695,283	$621,182

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$94,946	$64,638
Interest-bearing	427,864	399,100
	522,810	463,738

Short-term borrowings	21,250	20,000
Long-term debt	83,020	72,860
Subordinated debentures	9,769	9,734
Accrued expenses and other liabilities	3,220	2,672
Total liabilities	640,069	569,004

Commitments and contingencies (Notes 7, 13 and 14)

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 14,000,000 shares authorized, 2,484,852 and 2,458,553 shares issued and outstanding in 2016 and 2015, respectively	25	25
Additional paid-in capital	24,703	23,992
Retained earnings	31,999	29,411
Accumulated other comprehensive (loss) income	(229)	162
Unearned compensation – ESOP	(1,284)	(1,412)
Total stockholders' equity	55,214	52,178
Total liabilities and stockholders' equity	$695,283	$621,182

See accompanying notes to consolidated financial statements.

Wellesley Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2016	2015
	(Dollars in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans and loans held for sale	$22,938	$20,793
Interest on debt securities:
Taxable	1,369	957
Tax-exempt	219	193
Interest on short-term investments and certificates of deposit	83	31
Dividends on FHLB stock	195	111
Total interest and dividend income	24,804	22,085
Interest expense:
Deposits	3,111	2,775
Short-term borrowings	100	78
Long-term debt	1,053	815
Subordinated debentures	635	22
Total interest expense	4,899	3,690

Net interest income	19,905	18,395
Provision for loan losses	437	475
Net interest income, after provision for loan losses	19,468	17,920

Noninterest income:
Customer service fees	103	125
Gain on sales of securities, net	16	31
Mortgage banking activities	288	278
Income on bank-owned life insurance	230	232
Wealth management fees	982	516
Miscellaneous	91)	44
Total noninterest income	1,710	1,226
Noninterest expenses:
Salaries and employee benefits	9,691	8,747
Occupancy and equipment	2,986	2,717
Data processing	778	658
FDIC insurance	404	372
Professional fees	884	747
Advertising and marketing	338	364
Other general and administrative	1,323	1,240
Total noninterest expenses	16,404	14,845

Income before income taxes	4,774	4,301
Provision for income taxes	1,838	1,652

Net income	2,936	2,649

Other comprehensive loss:
Net unrealized losses on available-for-sale securities	(608)	(391)
Reclassification adjustment for net gains on sales of securities recognized in noninterest income	(16)	(31)
Income tax benefit	233	167

Total other comprehensive loss, net of tax	(391)	(255)

Comprehensive income	$2,545	$2,394

Earnings per common share:
Basic	$1.26	$1.14
Diluted	$1.24	$1.14
Weighted average shares outstanding:
Basic	2,329,645	2,311,364
Diluted	2,367,038	2,328,936

See accompanying notes to consolidated financial statements.

Wellesley Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2016 and 2015

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Unearned Compensation-	Total Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	ESOP	Equity
	(Dollars in thousands, except per share data)

Balance at December 31, 2014	2,459,138	$24	$23,419	$27,027	$417	$(1,541)	$49,346

Comprehensive income	—	—	—	2,649	(255)	—	2,394
Dividends paid to common stockholders ($0.115 per share)	—	—	—	(265)	—	—	(265)
Share-based compensation – equity incentive plan	—	—	500	—	—	—	500
Restricted stock awards	3,000	—	—	—	—	—	—
Tax effect of dividends on unvested restricted stock	—	—	2	—	—	—	2
Excess tax benefit from vesting of restricted stock	—	—	23	—	—	—	23
Common stock repurchased in connection with restricted stock awards	(3,585)	1	(69)	—	—	—	(68)
ESOP shares committed to be allocated (12,838 shares)	—	—	117	—	—	129	246

Balance at December 31, 2015	2,458,553	25	23,992	29,411	162	(1,412)	52,178

Comprehensive income	—	—	—	2,936	(391)	—	2,545
Dividends paid to common stockholders ($0.15 per share)	—	—	—	(348)	—	—	(348)
Share-based compensation – equity incentive plan	—	—	537	—	—	—	537
Restricted stock awards	26,000	—	—	—	—	—	—
Stock options exercised	3,200	—	49	—	—	—	49
Tax effect of dividends on unvested restricted stock	—	—	2	—	—	—	2
Excess tax benefit from vesting of restricted stock	—	—	45	—	—	—	45
Common stock repurchased in connection with restricted stock awards	(2,901)	—	(64)	—	—	—	(64)
ESOP shares committed to be allocated (12,838 shares)	—	—	142	—	—	128	270
Balance at December 31, 2016	2,484,852	$25	$24,703	$31,999	$(229)	$(1,284)	$55,214

See accompanying notes to consolidated financial statements.

Wellesley Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$2,936	$2,649
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	437	475
Depreciation and amortization	749	658
Net amortization of securities	276	222
Gain on sales of securities, net	(16)	(31)
Principal balance of loans sold	30,739	22,095
Loans originated for sale	(31,061)	(22,851)
Accretion of net deferred loan fees	(524)	(412)
Income on bank-owned life insurance	(230)	(232)
Amortization of subordinated debt issuance costs	35	—
Deferred income tax benefit	(30)	(304)
ESOP expense	270	246
Share-based compensation	537	500
Excess tax benefits from share-based compensation	(45)	(23)
Net change in other assets and liabilities	(763)	104

Net cash provided by operating activities	3,310	3,096

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	14,740	20,660
Purchases	(18,926)	(32,890)
Proceeds from sales	1,088	1,864
Purchase of Federal Home Loan Bank stock	(234)	(1,864)
Loan originations, net of principal payments	(68,738)	(84,480)
Proceeds from sale of portfolio loans	—	20,618
Additions to premises and equipment	(1,159)	(377)
Proceeds from sale of premises and equipment	—	1

Net cash used by investing activities	(73,229)	(76,468)

Cash flows from financing activities:
Net increase in deposits	59,072	41,493
Proceeds from issuance of long-term debt	26,085	33,500
Repayments of long-term debt	(15,925)	(20,140)
Increase in short-term borrowings	1,250	18,000
Proceeds from issuance of subordinated debt	—	9,734
Stock options exercised	49	—
Common stock repurchased	(64)	(68)
Excess tax benefits from share-based compensation	45	23
Tax effect of dividends on unvested restricted stock	2	2
Cash dividends paid	(348)	(265)

Net cash provided by financing activities	70,166	82,279

Net change in cash and cash equivalents	247	8,907
Cash and cash equivalents at beginning of year	28,178	19,271
Cash and cash equivalents at end of year	$28,425	$28,178

Supplementary information:
Interest paid	$4,816	$3,659
Income taxes paid	2,019	1,490

See accompanying notes to consolidated financial statements.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2016 and 2015

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

Years Ended December 31, 2016 and 2015

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

Federal Home Loan Bank stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Boston, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock. The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. As of December 31, 2016 and 2015, no impairment has been recognized.

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

Years Ended December 31, 2016 and 2015

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

The qualitative factor adjustments are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not originate subprime loans. Most loans in this segment are collateralized by one-to-four family residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality of this segment.

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

Home equity lines of credit – Loans in this segment are collateralized by one-to-four family residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality of this segment.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

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

Transfers of financial assets

Transfers of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company; (2) the transferee obtains the right to pledge or exchange the transferred assets; and (3) the Company does not maintain effective control over the transferred assets.

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

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

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

Income taxes

Deferred tax assets and liabilities relate to temporary differences between the book and tax bases of certain assets and liabilities, and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company does not have any uncertain tax positions at December 31, 2016 or 2015 which require accrual or disclosure. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2016 and 2015.

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

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

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

The components of accumulated other comprehensive (loss) income and related tax effects are as follows:

	December 31,
	2016	2015
	(In thousands)

Net unrealized (losses) gains on securities available for sale	$(374)	$250
Tax effect	145	(88)
Net-of tax amount	$(229)	$162

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2016 and 2015

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

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2016	2015
	(In thousands, except per share data)
Net income applicable to common stock	$2,936	$2,649

Average number of common shares issued	2,465	2,459
Less: Average unallocated ESOP shares	(135)	(148)

Average number of common shares outstanding used to calculate basic earnings per common share	2,330	2,311
Effect of dilutive stock options	37	18

Average number of common shares outstanding used to calculate diluted earnings per common share	2,367	2,329
Earnings per common share:
Basic	$1.26	$1.14
Diluted	$1.24	$1.14

There were no anti-dilutive options for the year ended December 31, 2016. For the year ended December 31, 2015, options totaling 37,000 shares were not included in the computations of diluted earnings per share because to do so would have been anti-dilutive. Anti-dilutive shares are common stock equivalents with exercise prices in excess of the average market value of the Company’s stock for the periods presented.

Recent accounting pronouncements

In May 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public companies, this ASU is effective for annual reporting periods, including interim periods, beginning after December 15, 2017. Early application is permitted for annual reporting periods beginning after December 31, 2016. Management does not expect the adoption of this update to have a significant impact on the consolidated financial statements.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to record a right-to-use asset and liability representing the obligation to make lease payments for long-term leases. This update will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management does not expect the adoption of this update to have a significant impact on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718). This update is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The update will be effective for fiscal years beginning after December 15, 2016, including interim periods. Management does not expect the adoption of this update to have a significant impact on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure expected credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Credit losses on available-for-sale debt securities should be measured in a manner similar to current GAAP; however, recognized credit losses will be presented as an allowance rather than as a write-down. This update will be effective for fiscal years beginning after December 15, 2019, including interim periods. Management is currently evaluating the impact to the consolidated financial statements of adopting this update.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this update provide cash flow statement classification guidance for certain areas where diversification existed in practice. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early application is permitted, including adoption in an interim period. The adoption of this update will not have a significant impact on the consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this update require that in the statement of cash flows, amounts generally described as restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this update will not have a significant impact on the consolidated financial statements.

2.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. The reserve balance amounted to $1.5 million and $1.3 million at December 31, 2016 and 2015, respectively.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

3.	SHORT-TERM INVESTMENTS

Short-term investments are comprised of the following:

	December 31,
	2016	2015
	(In thousands)

Federal Reserve Bank deposits	$23,664	$25,235
Federal Home Loan Bank deposits	24	3
Money market accounts	1,130	266
	$24,818	$25,504

4.	CERTIFICATES OF DEPOSIT

Certificates of deposit mature within one year and have a weighted average rate of 0.73% at December 31, 2016 and 0.48% at December 31, 2015.

5.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2016
Residential mortgage-backed securities:
Government National Mortgage Association	$3,876	$55	$(33)	$3,898
Government-sponsored enterprises	13,134	73	(97)	13,110
SBA and other asset-backed securities	12,571	70	(140)	12,501
State and municipal bonds	9,533	93	(156)	9,470
Government-sponsored enterprise obligations	8,000	—	(197)	7,803
Corporate bonds	17,908	55	(97)	17,866

	$65,022	$346	$(720)	$64,648

December 31, 2015
Residential mortgage-backed securities:
Government National Mortgage Association	$4,563	$81	$(20)	$4,624
Government-sponsored enterprises	11,984	148	(55)	12,077
SBA and other asset-backed securities	11,680	142	(66)	11,756
State and municipal bonds	7,231	186	(8)	7,409
Government-sponsored enterprise obligations	10,002	2	(91)	9,913
Corporate bonds	16,724	13	(82)	16,655

	$62,184	$572	$(322)	$62,434

For the years ended December 31, 2016 and 2015, proceeds from sales of securities available for sale amounted to $1.1 million and $1.9 million respectively. Gross realized gains were $16 thousand and there were no gross realized losses in 2016. Gross realized gains were $41 thousand and gross realized losses were $10 thousand in 2015.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2016 are as follows below. Expected maturities may differ from contractual maturities because the issuers, in certain instances, have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Within 1 year	$6,156	$6,066
After 1 year to 5 years	12,925	12,976
After 5 years to 10 years	15,421	15,197
After 10 years	939	900
	35,441	35,139
Mortgage- and asset-backed securities	29,581	29,509

	$65,022	$64,648

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2016
Residential mortgage-backed securities:
Government National Mortgage Association	$(11)	$1,214	$(22)	$849
Government-sponsored enterprises	(85)	6,771	(12)	540
SBA and other asset-backed securities	(115)	6,109	(25)	1,608
State and municipal bonds	(154)	5,257	(2)	396
Government-sponsored enterprise obligations	(197)	7,803	—	—
Corporate bonds	(93)	7,360	(4)	992

	$(655)	$34,514	$(65)	$4,385

December 31, 2015
Residential mortgage-backed securities:
Government National Mortgage Association	$(6)	$923	$(14)	$857
Government-sponsored enterprises	(28)	4,170	(27)	694
SBA and other asset-backed securities	(49)	2,622	(17)	768
State and municipal bonds	(6)	930	(2)	100
Government-sponsored enterprise obligations	(91)	8,162	—	—
Corporate bonds	(63)	10,292	(19)	1,695

	$(243)	$27,099	$(79)	$4,114

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluations. At December 31, 2016, various debt securities have unrealized losses with aggregate depreciation of 1.82% from their aggregate amortized cost basis. These unrealized losses relate principally to the effect of interest rate changes on the fair value of debt securities and not to an increase in credit risk of the issuers. As the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2016.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

6.	LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the balances of loans is as follows:

	December 31,
	2016	2015
	(In thousands)
Real estate loans:
Residential – fixed	$18,573	$18,414
Residential – variable	249,486	238,056
Commercial	121,134	103,106
Construction	110,390	94,886
	499,583	454,462

Commercial loans:
Secured	49,126	23,557
Unsecured	221	124
	49,347	23,681

Consumer loans:
Home equity lines of credit	32,437	34,083
Other	216	256
	32,653	34,339

Total loans	581,583	512,482

Less:
Allowance for loan losses	(5,432)	(5,112)
Net deferred origination fees	(20)	(63)

Loans, net	$576,131	$507,307

The Company has transferred a portion of its originated residential and commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from the borrower’s lack of compliance with contractual terms of the loans. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2016 and 2015, the Company was servicing commercial real estate loans for participants aggregating $3.6 million and $1.9 million, respectively. At December 31, 2016 and 2015, the Company was servicing residential real estate loans for participants aggregating $11.4 million and $12.9 million, respectively.

Whole mortgage loans sold and serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $4.3 million and $7.7 million at December 31, 2016 and 2015, respectively.

The Company has pledged certain residential and commercial real estate loans to secure FHLB advances and available lines of credit. (See notes 9 and 10.)

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

The following table summarizes the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2016 and 2015:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Year Ended December 31, 2016

Allowance at December 31, 2015	$1,490	$1,025	$1,684	$509	$238	$2	$164	$5,112
Provision (credit) for loan losses	38	120	143	194	(16)	1	(43)	437
Loans charged off	(106)	—	—	—	(11)	—	—	(117)

Allowance at December 31, 2016	$1,422	$1,145	$1,827	$703	$211	$3	$121	$5,432

Year Ended December 31, 2015

Allowance at December 31, 2014	$1,710	$1,056	$1,273	$428	$224	$4	$43	$4,738
Provision (credit) for loan losses	(203)	24	411	109	14	(1)	121	475
Loans charged off	(17)	(55)	—	(28)	—	(1)	—	(101)

Allowance at December 31, 2015	$1,490	$1,025	$1,684	$509	$238	$2	$164	$5,112

Further information pertaining to the allowance for loan losses at December 31, 2016 and 2015 is as follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
December 31, 2016

Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	1,422	1,145	1,827	703	211	3	121	5,432

Total allowance	$1,422	$1,145	$1,827	$703	$211	$3	$121	$5,432

Impaired loan balances	$179	591	$—	$—	$—	$—	$—	$770
Non-impaired loan balances	267,880	120,543	110,390	49,347	32,437	216	—	580,813

Total loans	$268,059	$121,134	$110,390	$49,347	$32,437	$216	$—	$581,583

December 31, 2015

Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	1,490	1,025	1,684	509	238	2	164	5,112

Total allowance	$1,490	$1,025	$1,684	$509	$238	$2	$164	$5,112

Impaired loan balances	$959	$645	$—	$11	$34	$—	$—	$1,649
Non-impaired loan balances	255,511	102,461	94,886	23,670	34,049	256	—	510,833

Total loans	$256,470	$103,106	$94,886	$23,681	$34,083	$256	$—	$512,482

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

The following is a summary of past due and non-accrual loans at December 31, 2016 and 2015:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Non- accrual Loans
	(In thousands)
December 31, 2016

Residential real estate	$—	$—	$—	$—	$—	$—
Commercial real estate	—	979	591	1,570	—	591
Home equity lines of credit	—	208	—	208	—	—

Total	$—	$1,187	$591	$1,778	$—	$591

December 31, 2015

Residential real estate	$101	$—	$672	$773	$—	$773
Commercial real estate	—	—	645	645	—	645
Commercial	—	—	—	—	—	11
Home equity lines of credit	—	—	—	—	—	34

Total	$101	$—	$1,317	$1,418	$—	$1,463

The following is a summary of impaired loans at December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$179	$196	$959	$976
Commercial real estate	591	646	645	700
Commercial	—	—	11	11
Home equity lines of credit	—	—	34	34

Total impaired loans	$770	$842	$1,649	$1,721

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

Further information pertaining to impaired loans follows:

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
Residential real estate	$393	$14	$8	$1,353	$64	$52
Commercial real estate	617	—	—	2,831	176	118
Construction	—	—	—	—	—	—
Commercial	6	—	-	17	1	1
Home equity lines of credit	19	1	1	112	4	3

Total	$1,035	$15	$9	$4,313	$245	$174

No additional funds are committed to be advanced in connection with impaired loans.

TDRs, which are included in impaired loans, totaled $179 thousand at December 31, 2016 and $399 thousand at December 31, 2015. There were no TDRs on non-accrual status at December 31, 2016. TDRs on non-accrual status totaled $214 thousand at December 31, 2015.

There were no TDRs recorded during the years ended December 31, 2016 and 2015. There were no TDRs that defaulted during the years ended December 31, 2016 and 2015, and for which default was within one year of the restructure date.

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

Loans rated 11: Loans in this category include credit commitments/relationships that cannot be rated due to a lack of financial information or inaccurate financial information. If within 60 days of the assignment of an 11 rating, information is still not available to allow a standard rating, the credit will be rated 6.

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

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

The following table presents the Company’s loans by risk rating:

	December 31, 2016				December 31, 2015
	Commercial Real Estate	Construction	Commercial	Total	Commercial Real Estate	Construction	Commercial	Total

	(In thousands)
Loans rated 1-4	$115,110	$110,390	$46,820	$272,320	$95,603	$94,886	$22,685	$213,174
Loans rated 5	5,433	—	1,569	7,002	6,858	—	985	7,843
Loans rated 6	—	—	958	958	—	—	11	11
Loans rated 7	591	—	—	591	645	—	—	645

Total	$121,134	$110,390	$49,347	$280,871	$103,106	$94,886	$23,681	$221,673

7.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment is as follows:

	December 31,		Estimated Useful Life In
	2016	2015	Years
	(In thousands)
Premises:
Land	$50	$50	—
Buildings	696	696	35-40
Leasehold improvements	3,374	2,681	5-15
Equipment	3,203	2,748	3-5
	7,323	6,175
Less accumulated depreciation and amortization	(3,447)	(2,707)
Premises and equipment, net	$3,876	$3,468

Total depreciation and amortization expense for the years ended December 31, 2016 and 2015 amounted to $749 thousand and $658 thousand, respectively.

Pursuant to terms of non-cancelable lease agreements in effect at December 31, 2016, future minimum rent commitments are as follows:

Year Ending December 31,	Amount
(In thousands)

2017	$1,166
2018	1,067
2019	1,080
2020	1,086
2021	917
Thereafter	1,114
$6,430

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

The leases contain options to extend for up to ten years. The cost of such options is not included above. Total rent expense amounted to $1.2 million and $1.1 million for the years ended December 31, 2016 and 2015, respectively.

8.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	Years Ended December 31,
	2016	2015
	(In thousands)

Demand	$94,946	$64,638
NOW	35,581	32,094
Money market	99,964	83,699
Regular and other savings	97,310	100,594
Total non-certificate accounts	327,801	281,025

Term certificates of $250 thousand and greater	103,717	74,631
Term certificates less than $250 thousand	91,292	108,082
Total term certificates	195,009	182,713

Total deposits	$522,810	$463,738

At December 31, 2016, term certificates include brokered deposits amounting to $29.0 million. There were no brokered deposits at December 31, 2015.

A summary of term certificates by maturity is as follows:

	December 31, 2016		December 31, 2015
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$123,009	1.03%	$106,549	0.99%
Over 1 year to 2 years	50,164	1.14	57,809	1.33
Over 2 years to 3 years	17,961	1.44	8,253	1.19
Over 3 years to 4 years	3,875	1.41	10,102	1.61

	$195,009	1.11%	$182,713	1.14%

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

9.	SHORT-TERM BORROWINGS AND AVAILABLE LINES OF CREDIT

At December 31, 2016 and 2015, short-term borrowings consisted entirely of fixed-rate advances from the FHLB with original maturities of less than one year. The weighted average interest rate on advances outstanding at December 31, 2016 and 2015 was 0.74% and 0.47%, respectively. All borrowings from the FHLB are secured by a blanket lien on qualified collateral. (See notes 6 and 10.)

Borrowings available under an available FHLB variable-rate line of credit amounted to $1.3 million as of December 31, 2016 and 2015, respectively. No advances were outstanding under the line of credit at December 31, 2016 or 2015.

At December 31, 2016 and 2015, the Company has pledged commercial real estate loans of $22.5 million and $21.9 million, respectively, to access the Federal Reserve Bank discount window. At December 31, 2016 and 2015, the available line amounted to $10.1 million and $8.0 million, respectively. No advances were outstanding at December 31, 2016 or 2015.

The Company has $5.0 million of unsecured borrowing capacity with the Co-operative Central Bank, none of which was outstanding at December 31, 2016 and 2015. The Company also has a $5.0 million unsecured line of credit with a correspondent bank. No advances were outstanding at December 31, 2016 or 2015.

10.	LONG-TERM DEBT

Long-term debt, and related maturities, at December 31, 2016 and 2015 consists of fixed-rate FHLB advances, as follows:

	Amount		Weighted Average Rates
	2016	2015	2016	2015
	(In thousands)
2016	—	15,500	—%	0.91%
2017	44,500	35,000	1.18	1.26
2018	25,500	13,000	1.31	1.45
2019	7,000	3,000	1.58	1.95
2020	4,000	4,000	1.86	1.86
2022*	2,020	2,360	1.84	1.84

	$83,020	$72,860	1.30%	1.30%

*At December 31, 2016 and 2015, consists of an amortizing advance requiring monthly principal and interest of $32 thousand.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property. (See note 6.)

11.	SUBORDINATED DEBT

On December 17, 2015, the Company closed its private offering of $10.0 million, 6.00% fixed to floating rate Subordinated Notes due December 30, 2025 (the “Notes”). The Notes were offered to institutional accredited investors at par. The Company is using the proceeds for general corporate purposes. Interest on the Notes is payable semi-annually in arrears on June 30 and December 30 of each year, commencing on June 30, 2016. The Company recorded issuance costs of $266 thousand, which are being amortized over the period to maturity on an effective interest method. The carrying value, net of issuance costs, totaled $9.8 million and $9.7 million at December 31, 2016 and 2015, respectively.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

These Notes bear a fixed rate of interest of 6.00% for the first five years at which time, and at any interest payment date thereafter, the Notes may be called at par at the Company’s option. Subsequent to the initial call date, the Notes bear a floating rate of interest that reprices and is payable quarterly at the 3-month LIBOR rate plus 435.5 basis points.

12.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2016	2015
	(In thousands)
Current tax provision:
Federal	$1,459	$1,517
State	409	439
	1,868	1,956
Deferred tax benefit:
Federal	(25)	(235)
State	(5)	(69)
	(30)	(304)

Total tax provision	$1,838	$1,652

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2016	2015

Statutory tax rate	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	5.6	5.7
Tax exempt increase in surrender value of bank-owned life insurance	(1.6)	(1.8)
Tax exempt bond income	(1.6)	(1.5)
Share-based compensation	1.7	1.6
Other, net	0.4	0.4

Effective tax rates	38. 5%	38.4%

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

The tax effects of each item that gives rise to deferred tax assets (liabilities) are as follows:

	December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$2,169	$2,042
Deferred loan fees	5	25
Contribution carryover	—	228
Employee benefit plans	967	817
Net unrealized loss on securities available for sale	145	—
	3,286	3,112
Deferred tax liabilities:
Depreciation and amortization	(463)	(535)
Net unrealized gain on securities available for sale	—	(88)
Mortgage servicing rights	(49)	—
Partnerships and other investments	(14)	—
Other, net	(18)	(10)
	(544)	(633)
Net deferred tax asset	$2,742	$2,479

A contribution carryover was created primarily by the contribution of 157,477 shares of the Company’s common stock to Wellesley Bank Charitable Foundation as part of the Company’s mutual to stock conversion in 2012. The carryover was fully utilized in 2016.

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

The Company’s tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2013 through 2016. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2013 are open.

13.	DERIVATIVE INSTRUMENTS

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

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

Outstanding derivative loan commitments expose the Company to the potential for changes in the fair value of the underlying loans as interest rates change, along with the value of the loan commitment. If interest rates increase, the value of these loan commitments will decrease. Conversely, if interest rates decrease, the value of these loan commitments will increase. The notional amount of undesignated derivative loan commitments was $700 thousand at December 31, 2016. The fair value of these commitments was a liability of $17 thousand at December 31, 2016. The notional amount of undesignated derivative loan commitments was $417 thousand at December 31, 2015. The fair value of these commitments was an asset of $2 thousand at December 31, 2015.

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

The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. The notional amount of undesignated forward loan sale commitments was $2.2 million at December 31, 2016. The fair value of these commitments was a net asset of $72 thousand at December 31, 2016. The notional amount of undesignated forward loan sale commitments was $1.6 million at December 31, 2015. The fair value of these commitments was a net asset of $23 thousand at December 31, 2015.

14.	OTHER COMMITMENTS AND CONTINGENCIES

Credit-related financial instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit which involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets. At December 31, 2016 and 2015, the following financial instruments were outstanding whose contract amounts represent credit risk.

	December 31,
	2016	2015
	(In thousands)

Commitments to grant loans	$11,416	$20,906
Unadvanced funds on home equity lines of credit	27,611	24,428
Unadvanced funds on commercial lines of credit	29,358	15,879
Unadvanced funds on construction loans	38,522	38,117
Standby letters of credit	320	224
Overdraft lines of credit	483	491

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

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

Effective January 1, 2015, federal banking regulations changed with regard to minimum regulatory capital requirements for community banking institutions. The rules include new risk-based capital and leverage ratios, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements applicable to Wellesley Bank are the following: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (iii) a total capital ratio of 8%; and, (iv) a Tier 1 leverage ratio of 4%. The rules also establish a “capital conservation buffer” of 2.5% above the regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and, (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2016 and 2015, that the Bank met all capital adequacy requirements to which it is subject. In addition, the Bank meets the 0.625% required capital conservation buffer at December 31, 2016.

As of December 31, 2016, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, common equity Tier 1 risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the recent notification that management believes have changed the Bank’s category. The Bank’s capital amounts and ratios as of December 31, 2016 and 2015 are presented in the following tables.

	Actual		Minimum Capital Requirements		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2016

Total Capital to Risk-Weighted Assets	$66,585	12.6%	$42,337	8.0%	$52,921	10.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets	61,152	11.6	23,815	4.5	34,399	6.5

Tier 1 Capital to Risk-Weighted Assets	61,152	11.6	31,753	6.0	42,337	8.0

Tier 1 Capital to Average Assets	61,152	9.1	27,001	4.0	33,752	5.0

December 31, 2015

Total Capital to Risk-Weighted Assets	$61,948	14.2%	$34,894	8.0%	$43,617	10.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets	56,836	13.0	19,628	4.5	28,351	6.5

Tier 1 Capital to Risk-Weighted Assets	56,836	13.0	26,170	6.0	34,894	8.0

Tier 1 Capital to Average Assets	56,836	9.4	24,195	4.0	30,243	5.0

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

16.	EMPLOYEE BENEFIT PLANS

401(k) plan

The Company has a 401(k) plan which provides for voluntary contributions by participating employees subject to IRS limitations. In 2016 and 2015, the Company matched the employee’s voluntary contribution at a level of 150% of the employee’s contributions up to the first 7% of the employee’s compensation. Total plan expense for the years ended December 31, 2016 and 2015 amounted to $506 thousand and $463 thousand, respectively.

Supplemental retirement agreement

The Company has entered into a supplemental retirement agreement with a current officer, which provides for payments upon attaining the retirement age specified in the agreements. The present value of these future payments is accrued over the remaining service term and at December 31, 2016 and 2015, amounted to $1.1 million and $860 thousand, respectively. Supplemental retirement benefits generally vest as they are accrued, however a termination of employment subsequent to a change in control of the Company will result in the vesting of all benefits that would have accrued to the officer’s normal retirement date. Total supplemental retirement expense for the years ended December 31, 2016 and 2015 amounted to $240 thousand and $186 thousand, respectively.

Endorsement split-dollar life insurance arrangements

The Company is the sole owner of life insurance policies pertaining to certain of the Company’s executives. The Company has entered into agreements with these executives whereby the Company has agreed to maintain a life insurance policy in effect during the executives’ retirement, which will pay to the executives’ estates or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies. Total split-dollar insurance expense for the years ended December 31, 2016 and 2015 amounted to $9 thousand and $10 thousand, respectively.

Employee bonus program

The Company has established an employee bonus program whereby approximately 5 to 15% of the Company’s consolidated income, before income taxes and incentive compensation expense, is allocated for distribution to eligible employees. Total related bonus expense for the years ended December 31, 2016 and 2015 amounted to $861 thousand and $707 thousand, respectively.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

Equity incentive plan

Under the Company’s 2016 Equity Incentive Plan (the “2016 Equity Incentive Plan”), effective July 27, 2016, the Company may grant restricted stock awards to its employees and directors for up to 75,000 shares of its common stock. A restricted stock award (the “award”) is a grant of shares of Company common stock for no consideration, subject to a vesting schedule or the satisfaction of market conditions or performance criteria. Awarded shares are held in reserve for each grantee by the Company’s transfer agent, and will be issued from previously authorized but unissued shares upon vesting. The fair value of the stock awards, based on the market price at the grant date, will be recognized over the five-year vesting period. On October 1, 2016, the Board of Directors granted stock awards of 26,000 to certain management, employees, and directors. The fair market value of the stock awards, based on the market price on October 3, 2016, was recorded as unearned compensation, and is being amortized over the vesting period.

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

The Company’s 2012 Equity Incentive Plan was terminated upon approval of the 2016 Equity Incentive Plan.

Stock Options

There were no options granted for the year ended December 31, 2016. For the year ended December 31, 2015, the number of options and the weighted average fair values of options granted are presented below. The fair value was estimated using Black-Sholes option-pricing model with the following weighted average assumptions:

Options granted	12,000
Fair value of options granted	$3.64
Expected dividends	0.63%
Expected term	10 years
Expected volatility	10.80%
Risk-free interest rate	2.04%

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

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

A summary of option activity under the Equity Incentive Plan for the year ended December 31, 2016 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at beginning of year	225	$16.01
Granted	—	—
Exercised	(3)	15.35

Outstanding at end of year	222	$16.02	6.26	$2,609

Exercisable at end of year	158	$15.40	5.81	$1,886

For the years ended December 31, 2016 and 2015, share-based compensation expense applicable to the stock options was $212 thousand and $202 thousand, respectively, and the recognized tax benefit related to this expense was $38 thousand and $37 thousand, respectively.

Unrecognized compensation expense for non-vested stock options totaled $239 thousand as of December 31, 2016, which will be recognized over the remaining vesting period of 1.26 years.

Stock Awards

For the years ended December 31, 2016 and 2015, respectively, 26,000 and 3,000 restricted stock awards were granted with weighted average grant date fair values of $21.94 and $19.14.

The following table presents the activity in non-vested stock awards under the Equity Incentive Plan for the year ended December 31, 2016:

	Number of Shares	Grant-date Fair Value
	(In thousands)
Non-vested stock awards at beginning of year	44	$16.39
Restricted shares granted	26	21.94
Shares vested	(19)	15.94

Non-vested stock awards at end of year	51	$19.38

For the year ended December 31, 2016 and 2015, compensation expense applicable to the stock awards was $325 thousand and $298 thousand, respectively, and the recognized tax benefit related to this expense was $130 thousand and $119 thousand, respectively. Unrecognized compensation expense for non-vested restricted stock totaled $868 thousand as of December 31, 2016, which will be recognized over the remaining weighted average vesting period of 3.2 years.

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

Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

The Company granted a loan to the ESOP for the purchase of shares of the Company’s common stock on the closing date of the Company’s mutual to stock conversion in 2012. As of December 31, 2016, the ESOP holds 186,337 shares or 7.5% of the common stock outstanding on that date. The loan obtained by the ESOP from the Company to purchase common stock is payable annually over 15 years at the rate of 3.25% per annum. The loan can be prepaid without penalty. Loan payments are expected to be funded by cash contributions from the Company. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares will be distributed to participants and cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

At December 31, 2016, the remaining principal balance on the ESOP debt is payable as follows:

Year Ending December 31,	Amount
(In thousands)

2017	$119
2018	123
2019	127
2020	131
2021	135
Thereafter	746

$1,381

Shares held by the ESOP include the following:

	December 31,
	2016	2015

Allocated	57,955	47,103
Unallocated	128,382	141,220

	186,337	188,323

The fair value of unallocated shares was $3.6 million and $2.4 million at December 31, 2016 and December 31, 2015, respectively.

Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2016 and 2015 was $270 thousand and $246 thousand, respectively.

17.	LOANS TO RELATED PARTIES

Information pertaining to loans to directors, executive officers and their affiliates (exclusive of loans to any such persons which in the aggregate do not exceed $60 thousand) is as follows:

	Years Ended December 31,
	2016	2015
	(In thousands)

Balance at beginning of year	$3,880	$3,844
Principal additions	121	1,049
Principal payments	(645)	(1,013)

Balance at end of year	$3,356	$3,880

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

Such loans are made in the ordinary course of business at the Company’s normal credit terms, except for certain loans, which were granted with an interest rate discount of 0.50% under the Company’s Mortgage Discount Program. This program applies only to fixed or adjustable rate mortgage loans that are held in the Company’s portfolio. The program is offered to all full- and part-time employees of the Company and to all members of its Board of Directors.

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

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

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

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015 are summarized below.

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
December 31, 2016

Assets
Securities available for sale	$—	$64,648	$—	$64,648
Forward loan sale commitments	—	72	—	72

Total assets	$—	$64,720	$—	$64,720
Liabilities
Derivative loan commitments	$—	$17	$—	$17
December 31, 2015

Assets
Securities available for sale	$—	$62,434	$—	$62,434
Derivative loan commitments	—	2	—	2
Forward loan sale commitments	—	23	—	23

Total assets	$—	$62,459	$—	$62,459

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market (“LOCOM”) accounting or write-downs of individual assets. The following table summarized the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of December 31 2016 and December 31, 2015.

	December 31, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)

Loans held for sale	$—	$—	$1,454	$—	$—	$1,131

The following table presents the total losses on loans held for sale at December 31, 2016 and December 31, 2015.

	Years Ended December 31,
	2016	2015
	(In thousands)
Loans held for sale	$(51)	$(20)

Loans held for sale (LHFS) are evaluated for losses associated with the application of lower of cost of market accounting. At December 31, 2016, a rise in market interest rates above contractual loan rates from the time LHFS were recorded is reflected as a reduction in the carrying value of the asset and a loss is recognized in current period earnings.

There are no liabilities measured at fair value on a non-recurring basis at December 31, 2016 and 2015.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

Summary of fair values of financial instruments

The estimated fair values, and related carrying amounts of the Company’s financial instruments are outlined in the tables below. Certain financial instruments and all nonfinancial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2016
Financial assets:
Cash and cash equivalents	$28,425	$28,425	$—	$—	$28,425
Certificates of deposit	100	100	—	—	100
Securities available for sale	64,648	—	64,648	—	64,648
FHLB stock	5,758	—	—	5,758	5,758
Loans held for sale	1,454	—	1,454	—	1,454
Loans, net	576,131	—	—	591,450	591,451
Accrued interest receivable	1,647	—	—	1,647	1,647
Forward loan sale commitments	72	—	72	—	72

Financial liabilities:
Deposits	$522 ,810	$—	$—	$523,479	$523,479
Short-term borrowings	21,250	—	21,250	—	21,250
Long-term debt	83,020	—	83,254	—	83,254
Subordinated debt	9,769	—	—	9,506	9,506
Accrued interest payable	140	—	—	140	140
Derivative loan commitments	17	—	17	—	17

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2015
Financial assets:
Cash and cash equivalents	$28,178	$28,178	$—	$—	$28,178
Certificates of deposit	100	100	—	—	100
Securities available for sale	62,434	—	62,434	—	62,434
FHLB stock	5,524	—	—	5,524	5,524
Loans held for sale	1,131	—	1,131	—	1,131
Loans, net	507,307	—	—	503,728	503,728
Accrued interest receivable	1,432	—	—	1,432	1,432
Derivative loan commitments	2	—	2	—	2
Forward loan sale commitments	23	—	23	—	23

Financial liabilities:
Deposits	$463,738	$—	$—	$464,157	$464,157
Short-term borrowings	20,000	—	20,000	—	20,000
Long-term debt	72,860	—	72,665	—	72,665
Subordinated debt	9,734	—	—	9,734	9,734
Accrued interest payable	93	—	—	93	93

