Form 10-Q
period 2017-03-31
Wellesley Bancorp, Inc.
filed 2017-05-12
CIK 1526952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of April 30, 2017 there were 2,484,852 shares of the registrant’s common stock outstanding.

WELLESLEY BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Assets

Cash and due from banks	$3,652	$3,607
Short-term investments	22,585	24,818
Total cash and cash equivalents	26,237	28,425

Certificate of deposit	100	100
Securities available for sale, at fair value	66,943	64,648
Federal Home Loan Bank of Boston stock, at cost	5,937	5,758
Loans held for sale	—	1,454

Loans	592,586	581,563
Less allowance for loan losses	(5,421)	(5,432)
Loans, net	587,165	576,131

Bank-owned life insurance	7,360	7,303
Premises and equipment, net	3,788	3,876
Accrued interest receivable	1,606	1,647
Net deferred tax asset	2,577	2,742
Other assets	2,554	3,199

Total assets	$704,267	$695,283

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$91,957	$94,946
Interest-bearing	434,109	427,864
	526,066	522,810
Short-term borrowings	12,250	21,250
Long-term debt	96,934	83,020
Subordinated debt	9,778	9,769
Accrued expenses and other liabilities	2,853	3,220
Total liabilities	647,881	640,069

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 14,000,000 shares authorized, 2,484,852 shares issued and outstanding at March 31, 2017 and December 31, 2016	25	25
Additional paid-in capital	24,913	24,703
Retained earnings	32,780	31,999
Accumulated other comprehensive loss	(80)	(229)
Unearned compensation – ESOP	(1,252)	(1,284)
Total stockholders' equity	56,386	55,214

Total liabilities and stockholders' equity	$704,267	$695,283

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands except per share data)
Interest and dividend income:
Interest and fees on loans and loans held for sale	$5,977	$5,557
Debt securities:
Taxable	339	330
Tax-exempt	69	53
Short-term investments and certificates of deposit	43	23
FHLB stock	57	46
Total interest and dividend income	6,485	6,009
Interest expense:
Deposits	793	781
Short-term borrowings	32	16
Long-term debt	286	245
Subordinated debt	158	159
Total interest expense	1,269	1,201

Net interest income	5,216	4,808
Provision for loan losses	—	62
Net interest income, after provision for loan losses	5,216	4,746

Noninterest income:
Customer service fees	34	26
Mortgage banking activities	43	32
Income on bank-owned life insurance	57	58
Wealth management fees	295	211
Miscellaneous	92	18
Total noninterest income	521	345

Noninterest expense:
Salaries and employee benefits	2,609	2,302
Occupancy and equipment	696	663
Data processing	201	196
FDIC insurance	147	77
Professional fees	173	191
Other general and administrative	467	477
Total noninterest expense	4,293	3,906

Income before income taxes	1,444	1,185
Provision for income taxes	563	453

Net income	881	732

Other comprehensive income:
Net unrealized holding gains on available-for-sale securities	237	790
Income tax expense	(88)	(312)

Total other comprehensive income	149	478

Comprehensive income	$1,030	$1,210
Earnings per common share:
Basic	$0.37	$0.32
Diluted	$0.36	$0.31
Weighted average shares outstanding:
Basic	2,358,074	2,318,937
Diluted	2,441,993	2,339,800

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three months Ended March 31, 2017 and 2016

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Unearned Compensation-	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income (loss)	ESOP	Equity
	(Dollars in thousands)

Balance at December 31, 2015	2,458,553	$25	$23,992	$29,411	$162	$(1,412)	$52,178

Comprehensive income	—	—	—	732	478	—	1,210
Dividends paid to common stockholders ($0.03 per share)	—	—	—	(73)	—	—	(73)
Share-based compensation- equity incentive plan	—	—	127	—	—	—	127
ESOP shares committed to be allocated (3,210)	—	—	28	—	—	31	59

Balance at March 31, 2016	2,458,553	$25	$24,147	$30,070	$640	$(1,381)	$53,501

Balance at December 31, 2016	2,484,852	$25	$24,703	$31,999	$(229)	$(1,284)	$55,214

Comprehensive income	—	—	—	881	149	—	1,030
Dividends paid to common stockholders ($0.04 per share)	—	—	—	(100)	—	—	(100)
Share-based compensation- equity incentive plan	—	—	154	—	—	—	154
ESOP shares committed to be allocated (3,209)	—	—	56	—	—	32	88

Balance at March 31, 2017	2,484,852	$25	$24,913	$32,780	$(80)	$(1,252)	$56,386

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months Ended March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$881	$732
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	62
Depreciation and amortization	192	170
Net amortization of securities	53	131
Principal balance of loans sold	1,454	2,638
Loans originated for sale	—	(2,987)
Accretion of net deferred loan fees	(134)	(165)
Amortization of subordinated debt issuance costs	9	9
Income on bank-owned life insurance	(57)	(58)
Deferred income tax provision	77	107
ESOP expense	88	59
Share-based compensation	154	127
Net change in other assets and liabilities	319	136
Net cash provided by operating activities	3,036	961

Cash flows from investing activities:

Activity in securities available for sale:
Maturities, prepayments and calls	902	3,280
Purchases	(3,013)	(7,318)
(Purchase) redemption of Federal Home Loan Bank stock	(179)	387
Loan originations, net of principal payments	(10,900)	(4,171)
Additions to premises and equipment	(104)	(362)
Net cash used by investing activities	(13,294)	(8,184)

Cash flows from financing activities:
Net increase in deposits	3,256	7,579
Proceeds from issuance of long-term debt	22,000	—
Repayments of long-term debt	(8,086)	(84)
Decrease in short-term borrowings	(9,000)	(10,000)
Cash dividends paid on common stock	(100)	(73)
Net cash provided by (used) by financing activities	8,070	(2,578)

Net change in cash and cash equivalents	(2,188)	(9,801)
Cash and cash equivalents at beginning period	28,425	28,178
Cash and cash equivalents at end of period	$26,237	$18,377

Supplementary information:
Interest paid	$1,293	$1,205
Income taxes paid	116	325

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2016 Annual Report on Form 10-K. The results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any other period.

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

General component

The general component is based on the following loan segments: residential real estate, commercial real estate, construction, commercial, home equity lines of credit and other consumer. Management considers a rolling average of historical losses for each segment based on a time frame appropriate to capture relevant loss data for each loan segment, generally three and 10 years. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume; concentrations and terms of loans; level of collateral protection; effects of changes in risk selection and underwriting standards; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no significant changes to the Company’s policies or methodology pertaining to the general component of the allowance during 2017 or 2016.

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

Construction – Loans in this segment include speculative construction loans primarily on residential properties for which payment is derived from the sale of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.    Residential construction loans in this segment also include loans to build one-to-four family owner-occupied properties which are subject to the same credit quality factors as residential real estate.

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

NOTE 3 – COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, and gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss and related tax effects are as follows:

	March 31,	December 31,
	2017	2016
	(In thousands)

Unrealized holding losses on securities available for sale	$(137)	$(374)
Tax effect	57	145
Net-of tax amount	$(80)	$(229)

NOTE 4 – RECENT ACCOUNTING AND REGULATORY PRONOUNCEMENTS

Effective January 1, 2017, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718). This update is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The adoption of this update did not have a significant impact on the consolidated financial statements.

During the quarter ended March 31, 2017, the FASB issued ASU 2017-08, Receivables- Non-refundable Fees and Other Costs (Subtopic 310-20) which shortens the period of amortization of the premium on certain callable debt securities to the earliest call date. For the Company, these amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. Management elected to early adopt this ASU effective January 1, 2017 and the adoption did not have a material impact on the Company’s financial statements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public companies, this ASU is effective for annual reporting periods, including interim periods, beginning after December 15, 2017. The adoption of this update will not have a significant impact on the consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10), to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The key provision included in the ASU is that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) will be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost.  For public entities such as the Company, this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This update is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to record a right-to-use asset and liability representing the obligation to make lease payments for long-term leases. This ASU will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management does not expect the adoption of this update to have a significant impact on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure expected credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Credit losses on available-for-sale debt securities should be measured in a manner similar to current GAAP; however, recognized credit losses will be presented as an allowance rather than as a write-down. This ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods. Management is currently evaluating the impact to the consolidated financial statements of adopting this update.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU provide cash flow statement classification guidance for certain areas where diversification existed in practice. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early application is permitted, including adoption in an interim period. The adoption of this update will not have a significant impact on the consolidated financial statements.

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

NOTE 5 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Residential mortgage-backed securities:
Government National Mortgage Association	$3,756	$51	$(41)	$3,766
Government-sponsored enterprises	12,813	88	(109)	12,792
SBA and other asset-backed securities	12,092	107	(91)	12,108
State and municipal bonds	12,525	126	(122)	12,529
Government-sponsored enterprise obligations	8,000	—	(153)	7,847
Corporate bonds	17,894	74	(67)	17,901

	$67,080	$446	$(583)	$66,943

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Residential mortgage-backed securities:
Government National Mortgage Association	$3,876	$55	$(33)	$3,898
Government-sponsored enterprises	13,134	73	(97)	13,110
SBA and other asset-backed securities	12,571	70	(140)	12,501
State and municipal bonds	9,533	93	(156)	9,470
Government-sponsored enterprise obligations	8,000	—	(197)	7,803
Corporate bonds	17,908	55	(97)	17,866

	$65,022	$346	$(720)	$64,648

There were no sales of available-for-sale securities during the three months ended March 31, 2017 and 2016.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2017 are as follows below. Expected maturities may differ from contractual maturities because the issuer, in certain instances, has the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$5,145	$5,094
After 1 year to 5 years	14,473	14,526
After 5 years to 10 years	17,865	17,754
After 10 years	936	903
	38,419	38,277
Mortgage- and asset-backed securities	28,661	28,666

	$67,080	$66,943

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2017
Residential mortgage-backed securities:
Government National Mortgage Association	$(21)	$850	$(20)	$1,162
Government-sponsored enterprises	(82)	5,123	(27)	501
SBA and other asset-backed securities	(75)	2,602	(16)	1,599
State and municipal bonds	(121)	5,301	(1)	396
Government-sponsored enterprise obligations	(153)	7,847	—	—
Corporate bonds	(64)	5,875	(3)	994

	$(516)	$27,598	$(67)	$4,652

December 31, 2016
Residential mortgage-backed securities:
Government National Mortgage Association	$(11)	$1,214	$(22)	$849
Government-sponsored enterprises	(85)	6,771	(12)	540
SBA and other asset-backed securities	(115)	6,109	(25)	1,608
State and municipal bonds	(154)	5,257	(2)	396
Government-sponsored enterprise obligations	(197)	7,803	—	—
Corporate bonds	(93)	7,360	(4)	992

	$(655)	$34,514	$(65)	$4,385

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluations. At March 31, 2017, various debt securities have unrealized losses with aggregate depreciation of 1.8% from their aggregate amortized cost basis. These unrealized losses relate principally to the effect of interest rate changes on the fair value of debt securities and not an increase in credit risk of the issuers. As the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2017.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the ending balances of loans is as follows:

	March 31,	December 31,
	2017	2016
	(In thousands)
Real estate loans:
Residential – fixed	$23,362	$18,573
Residential – variable	258,347	249,486
Commercial	119,898	121,134
Construction	109,647	110,390
	511,254	499,583

Commercial loans:
Secured	48,632	49,126
Unsecured	23	221
	48,655	49,347

Consumer loans:
Home equity lines of credit	32,534	32,437
Other	201	216
	32,735	32,653

Total loans	592,644	581,583

Less:
Allowance for loan losses	(5,421)	(5,432)
Net deferred origination fees	(58)	(20)

Loans, net	$587,165	$576,131

The following table summarizes the changes in the allowance for loan losses by portfolio segment for three months ended March 31, 2017 and 2016:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Three Months Ended March 31, 2017

Allowance at December 31, 2016	$1,422	$1,145	$1,827	$703	$211	$3	$121	$5,432

Provision (credit) for loan losses	65	(11)	(132)	7	—	11	60	—
Loans charged off	—	—	—	—	—	(11)	—	(11)

Allowance at March 31, 2017	$1,487	$1,134	$1,695	$710	$211	$3	$181	$5,421

Three Months Ended March 31, 2016

Allowance at December 31, 2015	$1,490	$1,025	$1,684	$509	$238	$2	$164	$5,112

Provision (credit) for loan losses	30	18	(97)	80	(17)	—	48	62

Allowance at March 31, 2016	$1,520	$1,043	$1,587	$589	$221	$2	$212	$5,174

Further information pertaining to the allowance for loan losses at March 31, 2017 and December 31, 2016 is as follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
March 31, 2017

Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	1,487	1,134	1,695	710	211	3	181	5,421

Total allowance	$1,487	$1,134	$1,695	$710	$211	$3	$181	$5,421

Impaired loan balances	$177	$572	$—	$—	$—	$—	$—	$749
Non-impaired loan balances	281,532	119,326	109,647	48,655	32,534	201	—	591,895

Total loans	$281,709	$119,898	$109,647	$48,655	$32,534	$201	$—	$592,644

December 31, 2016

Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	1,422	1,145	1,827	703	211	3	121	5,432

Total allowance	$1,422	$1,145	$1,827	$703	$211	$3	$121	$5,432

Impaired loan balances	$179	591	$—	$—	$—	$—	$—	$770
Non-impaired loan balances	267,880	120,543	110,390	49,347	32,437	216	—	580,813

Total loans	$268,059	$121,134	$110,390	$49,347	$32,437	$216	$—	$581,583

The following is a summary of past due and non-accrual loans at March 31, 2017 and December 31, 2016:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Non- accrual Loans
	(In thousands)
March 31, 2017

Commercial real estate	$—	$—	$572	$572	$—	$572
Home equity lines of credit	142	—	—	142	—	—

Total	$142	$—	$572	$714	$—	$572

December 31, 2016

Commercial real estate	$—	$979	$591	$1,570	$—	$591
Home equity lines of credit	—	208	—	208	—	—

Total	$—	$1,187	$591	$1,778	$—	$591

The following is a summary of impaired loans at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$177	$194	$179	$196
Commercial real estate	572	626	591	646

Total impaired loans	$749	$820	$770	$842

Additional information pertaining to impaired loans follows:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)

Residential real estate	$178	$2	$—	$612	$6	$6
Commercial real estate	583	—	—	639	—	—
Commercial	—	—	—	9	—	—
Home equity lines of credit	—	—	—	34	—	—

Total	$761	$2	$—	$1,294	$6	$6

No additional funds are committed to be advanced in connection with impaired loans.

There were no new TDRs recorded during the three months ended March 31, 2017 and 2016.

There were no TDRs that defaulted during the three months ended March 31, 2017 and 2016, and for which default was within one year of the restructure date. Generally TDR loans are considered to be in default at 90 days past due.

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

Loans rated 11: Loans in this category include credit commitments/relationships that cannot be rated due to a lack of financial information or inaccurate financial information. If within 60 days of the assignment of an 11 rating information is still not available to allow a standard rating, the credit will be rated 6.

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

The following table presents the Company’s loans by risk rating:

	March 31, 2017				December 31, 2016
	Commercial Real Estate	Construction	Commercial	Total	Commercial Real Estate	Construction	Commercial	Total
	(In thousands)

Loans rated 1 -4	$115,023	$109,647	$47,512	$272,182	$115,110	$110,390	$46,820	$272,320
Loans rated 5	4,303	—	332	4,635	5,433	—	1,569	7,002
Loans rated 6	—	—	811	811	—	—	958	958
Loans rated 7	572	—	—	572	591	—	—	591

Total	$119,898	$109,647	$48,655	$278,200	$121,134	$110,390	$49,347	$280,871

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

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016 are summarized below.

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
March 31, 2017

Assets
Securities available for sale	$—	$66,943	$—	$66,943
Total assets	$—	$66,943	$—	$66,943

December 31, 2016

Assets
Securities available for sale	$—	$64,648	$—	$64,648
Forward loan sale commitments	—	72	—	72
Total assets	$—	$64,720	$—	$64,720
Liabilities
Derivative loan commitments	$—	$17	$—	$17

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

	March 31, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Loans held for sale	$—	$—	$—	$—	$—	$1,454
	$—	$—	$—	$—	$—	$1,454

The following table presents the total losses on loans held for sale for the three month periods ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Loans held for sale	$—	$(51)

Loans held for sale (“LHFS”) are evaluated for losses associated with the application of LOCOM accounting. There were no loans held for sale at March 31, 2017. At March 31, 2016, a rise in market interest rates above contractual loan rates from the time LHFS were recorded is reflected as a reduction in the carrying value of the asset and a loss is recognized in current period earnings.

There are no liabilities measured at fair value on a non-recurring basis at March 31, 2017 and December 31, 2016.

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

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
		(In thousands)
March 31, 2017
Financial assets:
Cash and cash equivalents	$26,237	$26,237	$—	$—	$26,237
Certificate of deposit	100	100	—	—	100
Securities available for sale	66,943	—	66,943	—	66,943
FHLB stock	5,937	—	—	5,937	5,937
Loans, net	587,165	—	—	601,925	601,925
Accrued interest receivable	1,606	—	—	1,606	1,606

Financial liabilities:
Deposits	$526,066	$—	$—	$527,100	$527,100
Short-term borrowings	12,250	—	12,250	—	12,250
Long-term debt	96,934	—	97,195	—	97,195
Subordinated debt	9,778	—	—	9,521	9,521
Accrued interest payable	164	—	—	164	164

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
		(In thousands)
December 31, 2016
Financial assets:
Cash and cash equivalents	$28,425	$28,425	$—	$—	$28,425
Certificate of deposit	100	100	—	—	100
Securities available for sale	64,648	—	64,648	—	64,648
FHLB stock	5,758	—	—	5,758	5,758
Loans held for sale	1,454	—	—	1,454	1,454
Loans, net	576,131	—	—	591,450	591,450
Accrued interest receivable	1,647	—	—	1,647	1,647
Forward loan sale commitments	72	—	72	—	72

Financial liabilities:
Deposits	$522 ,810	$—	$—	$523,479	$523,479
Short-term borrowings	21,250	—	21,250	—	21,250
Long-term debt	83,020	—	83,254	—	83,254
Subordinated debt	9,769	—	—	9,506	9,506
Accrued interest payable	140	—	—	140	140
Derivative loan commitments	17	—	17	—	17

NOTE 8 – EMPLOYEE STOCK OWNERSHIP PLAN

The Bank maintains an Employee Stock Ownership Plan (the “ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

The Company granted a loan to the ESOP for the purchase shares of the Company’s common stock on the closing date of the Company’s mutual to stock conversion in 2012. As of March 31, 2017, the ESOP held 186,337 shares or 7.50% of the common stock outstanding on that date. The loan obtained by the ESOP from the Company to purchase common stock is payable annually over 15 years at the rate of 3.25% per annum. The loan can be prepaid without penalty. Loan payments are expected to be funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares will be distributed to participants and cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Shares held by the ESOP at March 31, 2017 include the following:

Allocated	57,955
Committed to be allocated	3,209
Unallocated	125,173

186,337

The fair value of unallocated shares was $3.3 million at March 31, 2017.

Total compensation expense recognized in connection with the ESOP for the three month periods ended March 31, 2017 and 2016 was $88 thousand and $59 thousand, respectively.

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

The Company’s 2012 Equity Incentive Plan was terminated upon approval of the 2016 Equity Incentive Plan.

Stock Options

A summary of option activity under the 2012 Equity Incentive Plan for the three months ended March 31, 2017 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at beginning of period	222	$16.02	6.26
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at March 31, 2017	222	$16.02	5.92	$2,286
Options exercisable at March 31, 2017	158	$15.40	5.57	$1,661

For the three months ended March 31, 2017 and 2016, compensation expense applicable to the stock options was $53 thousand, and the recognized tax benefit related to this expense was $10 thousand and $9 thousand, respectively.

Unrecognized compensation expense for non-vested stock options totaled $187 thousand as of March 31, 2017, which will be recognized over the remaining weighted average vesting period of 1.01 years.

Stock Awards

There was no activity in non-vested restricted stock awards under the 2016 Equity Incentive Plan or the 2012 Equity Incentive Plan for the three months ended March 31, 2017.

For the three months ended March 31, 2017 and 2016, compensation expense applicable to the stock awards was $101 thousand and $74 thousand, respectively, and the recognized tax benefit related to this expense was $40 thousand and $30 thousand, respectively.

Unrecognized compensation expense for non-vested restricted stock totaled $788 thousand as of March 31, 2017, which will be recognized over the remaining weighted average vesting period of 2.95 years.

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

Earnings per common share have been computed as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share data)

Net income applicable to common stock	$881	$732

Average number of common shares issued	2,485	2,459
Less: Average unallocated ESOP shares	(127)	(140)

Average number of common shares outstanding used to calculate basic earnings per common share	2,358	2,319
Effect of dilutive stock options	84	21

Average number of common shares outstanding used to calculate diluted earnings per share	2,442	2,340

Earnings per common share:
Basic	$0.37	$0.32
Diluted	$0.36	$0.31

All options were included in the computations of diluted earnings per share at March 31, 2017.

Options for 43,000 shares were not included in the computations of diluted earnings per share because to do so would have been anti-dilutive for the three months ended March 31, 2016. Anti-dilutive shares are common stock equivalents with exercise prices in excess of the average market value of the Company’s stock for the periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Safe Harbor Statement for Forward-Looking Statements

This report may contain forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts; rather they are statements based on the Company’s current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends,” and similar expressions.

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the changing quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and, changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in the Company’s 2016 Annual Report on Form 10-K under the section titled “Item 1A.–Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

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

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

General. Total assets increased $9.0 million, or 1.3%, from $695.3 million at December 31, 2016 to $704.3 million at March 31, 2017. Total asset growth was due to an increase in net loans of $11.0 million, or 1.9%, and an increase of $2.3 million, or 3.5%, in securities available for sale, partially offset by a reduction of $2.2 million, or 7.7%, in cash and cash equivalents.

Loans. Growth in the loan portfolio of $11.0 million reflects our expansion efforts over the past couple of years as well as a strategic focus to diversify our loan portfolio. Residential real estate loans increased $13.7 million to $281.7 million, compared to $268.1 million at December 31, 2016. Generally, adjustable-rate residential mortgage loans that are originated are held in portfolio while most all newly originated fixed-rate residential loans are sold in the secondary market. Commercial loans decreased $692 thousand, or 1.4%, due largely to seasonal fluctuations. Commercial real estate loans decreased $1.2 million, or 1.0%, due to pay-downs and slower first quarter volume. Construction loans decreased $743 thousand, or 0.7%, primarily due to the completion of several projects during the period.

At March 31, 2017, past due loans totaled $714 thousand as compared to $1.8 million at December 31, 2016. Substantially all delinquent loans are secured by real estate collateral with values exceeding outstanding loan principal. Any losses expected on delinquent loans have been charged-off and amounted to $11 thousand for the three months ended March 31, 2017.

Securities. Total securities increased from $64.6 million at December 31, 2016 to $66.9 million at March 31, 2017, as excess liquidity was invested in municipal bonds.

Deposits. Total deposits increased $3.3 million, or 0.6%, from $522.8 million at December 31, 2016 to $526.1 million at March 31, 2017. Money market accounts increased $3.2 million. Savings accounts increased $2.8 million. Certificates of deposit increased $140 thousand and NOW account balances increased $97 thousand. Demand deposits decreased $3.0 million, or 3.2%, to $92.0 million as balances declined in both retail and commercial accounts.

Borrowings. We use borrowings, primarily from the FHLB, to supplement our supply of funds for loans and securities, and to support short-term liquidity needs of the institution. Long-term debt, consisting entirely of FHLB advances, increased $13.9 million, or 16.8%, for the three months ended March 31, 2017. Short-term borrowings also consist entirely of advances from the FHLB with initial maturities less than one year. Balances of short-term borrowings decreased $9.0 million, or 42.4%, since December 31, 2016. Increased lending activity and liquidity needs were funded primarily by the FHLB borrowings and to a lesser extent deposit growth. The balance of the subordinated debt was $9.8 million at March 31, 2017.

Stockholders’ Equity. Stockholders’ equity increased $1.2 million, or 2.1%, from $55.2 million at December 31, 2016 to $56.4 million at March 31, 2017, primarily as a result of net income for the three month period of $881 thousand, share-based compensation related to the equity incentive plans of $154 thousand, and the after-tax effect of increases in the fair value of available for sale securities of $149 thousand.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Overview. Net income for the three months ended March 31, 2017 was $881 thousand, compared to net income of $732 thousand for the three months ended March 31, 2016. The $149 thousand increase was primarily due to an increase in net interest income and an increase in noninterest income, partially offset by an increase in non-interest expenses. Net interest income increased $408 thousand to $5.2 million, and noninterest income increased $176 thousand to $521 thousand in the 2017 quarter while noninterest expense increased $387 thousand to $4.3 million in the same period.

Net Interest Income. Net interest income for the three months ended March 31, 2017 increased $408 thousand, or 8.5%, as compared to the three months ended March 31, 2016. The increase in net interest income was primarily due to increases in the average balances of loans, partially offset by a decline in loan yields. Interest expense in the period increased, driven by overall deposit growth, higher rates offered on certificates of deposit, and increases in long term borrowings.

Interest and dividend income increased $476 thousand, or 7.9%, from $6.0 million for the three months ended March 31, 2016 to $6.5 million for the three months ended March 31, 2017. The average balance of interest-earning assets increased 11.5%, while the average rate earned on these assets decreased by nine basis points (“bps”). Interest and fees on loans increased $420 thousand, or 7.6%, due to a 12.5% increase in the average balance of loans partially offset by a 15 bp decrease in the average rate earned on loans. Contributing to the increase in loan income was the increase in commercial real estate and commercial loan balances during the period. Interest income from taxable securities increased $9 thousand, or 2.7%, due to an increase in the average rate earned on these securities of 16 bps as compared to the prior year period.

The increase in interest expense was primarily due to an increase in average balances of long-term borrowings. The average balance of interest-bearing deposits increased $31.3 million, or 7.8%, in the three months ended March 31, 2017, compared to the same period in 2016, and the average rate paid on interest-bearing deposits decreased four bps. The rate paid on savings accounts decreased three bps primarily due to a lower rate structure for these accounts than in the prior year, while the average balance of savings accounts decreased $1.4 million to $98.3 million, as compared to the prior year period. The cost of term certificates of deposit increased $5 thousand to $537 thousand as balances in both our retail products and deposits generated through a national certificate of deposit clearinghouse have increased while rates paid to acquire these balances have decreased three bps, compared to the same period last year. The average balance of long-term FHLB advances increased from $72.8 million to $85.5 million, while rates paid on long-term FHLB advances increased from 1.35% to 1.36%. As compared to the prior year period, the cost of interest-bearing liabilities for the period decreased by two bps. Interest expense on short-term borrowings totaled $32 thousand in the three month period ended March 31, 2017, compared to $16 thousand in the three months ended March 31, 2016 due to rates increasing by 30 bps.

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

	For the Three Months Ended March 31,
	2017			2016
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
Interest-earning assets:
Short-term investments	$20,944	$43	0.83%	$19,354	$23	0.49%
Debt securities:
Taxable	54,791	339	2.51	56,518	330	2.35
Tax-exempt	10,728	69	2.60	7,862	53	2.68
Total loans and loans held for sale	579,098	5,977	4.19	514,643	5,557	4.34
FHLB stock	7,333	57	3.13	5,400	46	3.43
Total interest-earning assets	672,894	6,485	3.91	603,777	6,009	4.00%
Allowance for loan losses	(5,432)			(5,134)
Total interest-earning assets less allowance for loan losses	667,462			598,643
Noninterest-earning assets	21,658			19,152
Total assets	$689,120			$617,795
Interest-bearing liabilities:
Regular savings accounts	$98,265	108	0.45%	$99,624	119	0.48%
NOW checking accounts	34,811	23	0.26	30,768	20	0.25
Money market accounts	106,098	125	0.48	86,959	110	0.51
Certificates of deposit	193,315	537	1.13	183,821	532	1.16
Total interest-bearing deposits	432,489	793	0.74	401,172	781	0.78
Short-term borrowings	15,674	32	0.82	12,440	16	0.52
Long-term debt	85,453	286	1.36	72,827	245	1.35
Subordinated debt	9,772	158	6.57	9,745	159	6.56
Total interest-bearing liabilities	543,388	1,269	0.95	496,184	1,201	0.97%
Noninterest-bearing demand deposits	87,603			65,831
Other noninterest-bearing liabilities	1,897			2,661
Total liabilities	632,888			564,676
Stockholders’ equity	56,232			53,119
Total liabilities and stockholders’ equity	$689,120			$617,795
Net interest income		$5,216			$4,808
Net interest rate spread (2)			2.96%			3.03%
Net interest-earning assets (3)	$129,506			$107,593
Net interest margin (4)			3.14%			3.20%
Average total interest-earning assets to average total interest-bearing liabilities	123.83%			121.68%

(1)	Ratios for the three month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
	Increase (Decrease) Due to		Total Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Short-term investments	$2	$18	$20
Debt securities:
Taxable	(8)	17	9
Tax-exempt	18	(2)	16
Total loans and loans held for sale	590	(170)	420
FHLB stock	14	(3)	11
Total interest-earning assets	616	(140)	476

Interest-bearing liabilities:
Regular savings	(2)	(9)	(11)
NOW checking	2	1	3
Money market	21	(6)	15
Certificates of deposit	13	(8)	5
Total interest-bearing deposits	34	(22)	12
Short-term borrowings	5	11	16
Long-term debt	40	1	41
Subordinated debt	—	(1)	(1)
Total interest-bearing liabilities	79	(11)	68

Increase (decrease) in net interest income	$537	$(129)	$408

Provision for Loan Losses. There was no provision for loan losses recorded for the three months ended March 31, 2017, compared to $62 thousand for the comparable period ended 2016. In the 2017 period, the provision reflects management’s estimate of loan losses based upon historical loan portfolio performance as well as environmental considerations such as the strength of the regional economy and organizational knowledge and expertise. One nonperforming consumer loan was charged off during the 2017 period.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Allowance at beginning of period	$5,432	$5,112
Provision for loan losses	—	62
Charge-offs	(11)	—
Recoveries	—	—
Net charge-offs	(11)	—
Allowance at end of period	$5,421	$5,174
Allowance for loan losses to nonperforming loans at end of period	947.89%	525.15%
Allowance for loan losses to total loans at end of period	0.91%	1.00%
Net charge-offs to average loans outstanding during the period	—%	—%

Noninterest Income. Noninterest income totaled $521 thousand, an increase of $176 thousand or 51.0%. Wealth management fees increased $84 thousand as compared to the prior year period as assets under management increased. Income from mortgage banking activities in 2017 increased $11 thousand as sales of longer-term, fixed rate mortgage loans increased as compared to the prior year. Commercial loan fees, included in miscellaneous income, increased $80 thousand during the 2017 period.

Noninterest Expense. Noninterest expense increased $387 thousand to $4.3 million during the three months ended March 31, 2017, from $3.9 million for the three months ended March 31, 2016. Factors that contributed to the increase in noninterest expense during the 2017 period were increased salaries and employee benefits of $307 thousand, or 13.3%, primarily attributable to the recognition of a full quarter of expenses related to our Newton office that opened in April 2016, along with several strategic hires in late 2016. FDIC insurance costs increased $70 thousand, or 90.9%, as new quarterly assessment rates were implemented. Occupancy and equipment expense increased $33 thousand resulting from normal rent increases and additional rent and operating expense associated with our new office space. Professional fees decreased $18 thousand, as one-time charges were incurred during 2016 for certain staffing searches.

Income Taxes. An income tax provision of $563 thousand was recorded during the quarter ended March 31, 2017, compared to a provision of $453 thousand in the comparable 2016 quarter. The effective tax rate for the 2017 three month period was 39.0%, compared with 38.2% for the 2016 three month period.

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

Management regularly adjusts our investments in liquid assets based upon an assessment of the following: expected loan demand; expected deposit flows; yields available on interest-earning deposits and securities; and the objectives of our interest-rate risk and investment policies.

Our most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and securities available for sale. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At March 31, 2017, cash and cash equivalents, which include short-term investments, totaled $26.3 million. Securities classified as available-for-sale totaled $66.9 million. There were no loans held for sale at March 31, 2017.

At March 31, 2017, we had $12.3 million in short-term borrowings outstanding, represented entirely by FHLB advances, and $96.9 million in long-term debt, also consisting entirely of FHLB advances. At March 31, 2017, we had a total of $23.8 million in unused borrowing capacity from the FHLB. Short-term borrowings are generally used to fund temporary cash needs due to the timing of loan originations and deposit gathering activities. Long-term debt is generally used to provide for longer-term funding needs of the Company, including the match funding of loans originated for portfolio. At March 31, 2017, we also had the ability to borrow $5.0 million from the Co-operative Central Bank on an unsecured basis, a credit line of $5.0 million with a correspondent bank, and $10.3 million from the Federal Reserve Bank under a collateralized borrowing program, none of which was outstanding at that date.

At March 31, 2017, we had $122.1 million in loan commitments outstanding, which included $41.9 million in unadvanced funds on construction loans, $28.2 million in unadvanced home equity lines of credit, $28.8 million in unadvanced commercial lines of credit, and $22.4 million in new loan originations.

Term certificates of deposit due within one year of March 31, 2017 amounted to $141.3 million, or 72.4%, of total term certificates, an increase of $18.3 million from $123.0 million at December 31, 2016. Balances of term certificates maturing in more than one year decreased to $53.9 million as compared to $72.0 million at December 31, 2016. Balances of term certificates that mature within one year reflect customer preferences for greater liquidity of personal funds, while longer-dated certificates reflect a willingness among customers to accept current interest rates for extended time periods. If maturing deposits are not renewed, we will be required to seek other sources of funds, including new term certificates and other borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing funds. Management believes, however, based on past experience that a significant portion of our term certificates will be renewed. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and will have to provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income will be dividends received from the Bank and earnings from investment of net proceeds from the offering retained by the Company. Massachusetts banking law and FDIC regulations limit distributions of capital. In addition, the Company is subject to the policy of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality and overall financial condition. At March 31, 2017, the Company had $674 thousand of liquid assets as represented by cash and cash equivalents on an unconsolidated basis.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks, including a risk-based capital measure. The Company is also subject to similar capital requirements set by the Federal Reserve Board. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. In July 2013, the Federal Reserve Board released its final rules, which implemented the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. These rules became effective January 1, 2016 for community banks and increased both the quality and quantity of capital held by banks. The final rule implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Consistent with the international Basel framework, the final rule included a new minimum capital requirement of common equity Tier I capital to risk-weighted assets of 4.5% and a common equity Tier I capital conservation buffer of 2.5% of risk-weighted assets. The capital conservation buffer is being phased in beginning on January 1, 2016 at 0.625% of risk-weighted assets, increasing each year until fully implemented to 2.5% on January 1, 2019. At March 31, 2017, the capital conservation buffer was 1.250%. In addition, the final rule raises the minimum ratio of Tier I capital to risk-weighted assets requirement from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations.

At March 31, 2017, the Bank was well-capitalized under the current rules. Management believes the Bank’s capital levels will be characterized as “well-capitalized” upon full implementation of the new rules.

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

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit see “—Liquidity Management” herein.

For the three months ended March 31, 2017, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income and equity simulations. The simulations use projected repricing of assets and liabilities at March 31, 2017 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on the simulations. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slowed and would increase if prepayments accelerated. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will occur.

The following table reflects the estimated effects of changes in interest rates on the present value of our equity at March 31, 2017 and on our projected net interest income from March 31, 2017 through March 31, 2018.

	As of March 31, 2017			Over the Next 12 Months Ending March 31, 2017
	Present Value of Equity			Projected Net Interest Income
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
			(Dollars in thousands)
400 bp	$90,212	$(10,516)	(10.44)%	$19,487	$(2,277)	(10.46)%
200 bp	96,364	(4,364)	(4.33)	20,725	(1,039)	(4.77)
—	100,728	—	—	21,764	—	—
(100) bp	94,695	(6,033)	(5.99)	21,672	(92)	(0.42)

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 24, 2017. As of March 31, 2017, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Defaults Upon Senior Securities

Not applicable.

Item 3. Mine Safety Disclosures

Not applicable.

Item 4. Other Information

Not applicable.

Item 5. Exhibits

3.1	Amended and Restated Articles of Incorporation of Wellesley Bancorp, Inc. (1)

3.2	Bylaws of Wellesley Bancorp, Inc. (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the exhibits to Wellesley Bancorp, Inc.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-176764), filed with the Securities and Exchange Commission on November 7, 2011.
(2)	Incorporated herein by reference to the exhibits to Wellesley Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-176764), filed with the Securities and Exchange Commission on September 9, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLESLEY BANCORP, INC.

Dated: May 12, 2017	By:	/s/ Thomas J. Fontaine
Thomas J. Fontaine
President and Chief Executive Officer
(principal executive officer)

Dated: May 12, 2017	By:	/s/ Michael W. Dvorak
Michael W. Dvorak
Chief Financial Officer and Treasurer
(principal accounting and financial officer)

