Form 10-Q
period 2017-06-30
Wellesley Bancorp, Inc.
filed 2017-08-10
CIK 1526952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 7(a)(2)(B) of the Securities Act

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of August 1, 2017, there were 2,489,852 shares of the registrant’s common stock outstanding.

WELLESLEY BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Assets

Cash and due from banks	$3,455	$3,607
Short-term investments	18,818	24,818
Total cash and cash equivalents	22,273	28,425

Certificates of deposit	100	100
Securities available for sale, at fair value	66,471	64,648
Federal Home Loan Bank of Boston stock, at cost	6,436	5,758
Loans held for sale	1,057	1,454

Loans	623,133	581,563
Less allowance for loan losses	(5,543)	(5,432)
Loans, net	617,590	576,131

Bank-owned life insurance	7,417	7,303
Premises and equipment, net	3,665	3,876
Accrued interest receivable	1,626	1,647
Net deferred tax asset	2,674	2,742
Other assets	3,032	3,199

Total assets	$732,341	$695,283

Liabilities and Stockholders’ Equity

Deposits:
Non-interest-bearing	$96,017	$94,946
Interest-bearing	439,217	427,864
	535,234	522,810
Short-term borrowings	24,250	21,250
Long-term debt	100,848	83,020
Subordinated debt	9,786	9,769
Accrued expenses and other liabilities	4,557	3,220
Total liabilities	674,675	640,069

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 14,000,000 shares authorized, 2,489,852 and 2,484,852 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	25	25
Additional paid-in capital	25,134	24,703
Retained earnings	33,593	31,999
Accumulated other comprehensive income (loss)	134	(229)
Unearned compensation – ESOP	(1,220)	(1,284)
Total stockholders' equity	57,666	55,214

Total liabilities and stockholders' equity	$732,341	$695,283

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans and loans held for sale	$6,355	$5,614	$12,332	$11,171
Debt securities:
Taxable	333	340	672	670
Tax-exempt	78	54	147	107
Short-term investments and certificates of deposit	42	17	85	40
FHLB stock	59	49	116	95
Total interest and dividend income	6,867	6,074	13,352	12,083
Interest expense:
Deposits	828	758	1,621	1,539
Short-term borrowings	48	24	80	40
Long-term debt	299	261	585	506
Subordinated debt	158	159	316	318
Total interest expense	1,333	1,202	2,602	2,403

Net interest income	5,534	4,872	10,750	9,680
Provision for loan losses	122	125	122	187
Net interest income, after provision for loan losses	5,412	4,747	10,628	9,493

Non-interest income:
Customer service fees	36	32	70	58
Mortgage banking activities	21	108	64	140
Gain on sale of securities, net	—	16	—	16
Income on bank-owned life insurance	57	57	114	115
Wealth management fees	308	238	603	449
Miscellaneous	27	59	119	77
Total non-interest income	449	510	970	855

Non-interest expense:
Salaries and employee benefits	2,501	2,378	5,110	4,680
Occupancy and equipment	707	687	1,403	1,350
Data processing	220	177	421	373
FDIC insurance	150	82	297	159
Professional fees	182	278	355	469
Other general and administrative	565	465	1,032	942
Total non-interest expense	4,325	4,067	8,618	7,973

Income before income taxes	1,536	1,190	2,980	2,375
Provision for income taxes	599	463	1,162	916

Net income	937	727	1,818	1,459

Other comprehensive income :
Net unrealized holding gains on available-for-sale securities	340	526	577	1,316
Reclassification adjustment for net gain on sale of securities recognized in non-interest income	—	(16)	—	(16)
Income tax expense	(127)	(65)	(214)	(488)

Total other comprehensive income	213	445	363	812

Comprehensive income	$1,150	$1,172	$2,181	$2,271
Earnings per common share:
Basic	$0.40	$0.31	$0.77	$0.63
Diluted	$0.38	$0.31	$0.74	$0.62
Weighted average shares outstanding:
Basic	2,364,581	2,322,147	2,361,336	2,320,542
Diluted	2,449,413	2,352,092	2,445,712	2,345,946

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2017 and 2016

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Unearned Compensation-	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Equity
	(Dollars in thousands)

Balance at December 31, 2015	2,458,553	$25	$23,992	$29,411	$162	$(1,412)	$52,178

Comprehensive income	—	—	—	1,459	812	—	2,271
Dividends paid to common stockholders ($0.07 per share)	—	—	—	(172)	—	—	(172)
Share-based compensation-equity incentive plan	—	—	254	—	—	—	254
Tax benefit from stock based compensation	—	—	1	—	—	—	1
ESOP shares committed to be allocated (6,419)	—	—	60	—	—	64	124

Balance at June 30, 2016	2,458,553	$25	$24,307	$30,698	$974	$(1,348)	$54,656

Balance at December 31, 2016	2,484,852	$25	$24,703	$31,999	$(229)	$(1,284)	$55,214

Comprehensive income	—	—	—	1,818	363	—	2,181
Dividends paid to common stockholders ($0.09 per share)	—	—	—	(224)	—	—	(224)
Issuance of restricted stock	5,000	—	—	—	—	—	—
Share-based compensation-equity incentive plan	—	—	321	—	—	—	321
ESOP shares committed to be allocated (6,419)	—	—	110	—	—	64	174

Balance at June 30, 2017	2,489,852	$25	$25,134	$33,593	$134	$(1,220)	$57,666

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$1,818	$1,459
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	122	187
Depreciation and amortization	380	354
Net amortization of securities	115	179
Gain on sale of securities, net	—	(16)
Principal amount of loans sold	5,063	11,697
Loans originated for sale	(4,666)	(13,380)
Accretion of net deferred loan fees	(286)	(300)
Amortization of subordinated debt issuance costs	17	18
Income on bank-owned life insurance	(114)	(115)
Deferred income tax provision (benefit)	(146)	7
ESOP expense	174	124
Share-based compensation	321	254
Net change in other assets and liabilities	1,525	784
Net cash provided by operating activities	4,323	1,252

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	1,652	11,381
Purchases	(3,013)	(14,726)
Proceeds from sales of securities, net	—	93
Redemption (purchase) of Federal Home Loan Bank stock	(678)	64
Loan originations, net of principal payments	(41,295)	(22,907)
Additions to premises and equipment	(169)	(839)
Net cash used by investing activities	(43,503)	(26,934)

Cash flows from financing activities:
Net increase in deposits	12,424	20,799
Proceeds from long-term debt	36,000	9,500
Repayments of long-term debt	(18,172)	(8,169)
Increase (decrease) in short-term borrowings	3,000	(750)
Excess tax benefits from share-based compensation	—	1
Cash dividends paid on common stock	(224)	(172)
Net cash provided by financing activities	33,028	21,209

Net change in cash and cash equivalents	(6,152)	(4,473)
Cash and cash equivalents at beginning period	28,425	28,178
Cash and cash equivalents at end of period	$22,273	$23,705

Supplementary information:
Interest paid	$2,550	$2,398
Income taxes paid	1,483	825

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2016 Annual Report on Form 10-K. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any other period.

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

The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

	June 30,	December 31,
	2017	2016
	(In thousands)

Unrealized holding gains (losses) on securities available for sale	$203	$(374)
Tax effect	(69)	145

Net-of tax amount	$134	$(229)

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

During the quarter ended March 31, 2017, the FASB issued ASU 2017-08, Receivables - Non-refundable Fees and Other Costs (Subtopic 310-20), which shortens the period of amortization of the premium on certain callable debt securities to the earliest call date. For the Company, these amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. Management elected to early adopt this ASU effective January 1, 2017 and the adoption did not have a material impact on the Company’s financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this update supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public companies, this ASU is effective for annual reporting periods, including interim periods, beginning after December 15, 2017. The Company's primary source of revenue is interest income on financial assets, which is explicitly excluded from the scope of the new guidance. In addition, management has determined that the timing of the Company’s recognition of wealth management fees will not change materially. Certain implementation issues relevant to the financial institutions industry are still pending resolution. Management will continue to evaluate any impact as additional guidance is issued.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to record a right-to-use asset and liability representing the obligation to make lease payments for long-term leases. This ASU will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. It is expected that assets and liabilities will increase based on the present value of remaining lease payments for leases in place at the adoption date; however, based on the current level of long-term leases in place, this is not expected to be material to the Company's results of operations or financial position. Management continues to evaluate the extent of potential impact the new guidance will have on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure expected credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Credit losses on available-for-sale debt securities should be measured in a manner similar to current GAAP; however, recognized credit losses will be presented as an allowance rather than as a write-down. This ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods. Management is evaluating the provisions of the Update, and will closely monitor developments and additional guidance to determine the potential impact on the Company's consolidated financial statements. Management is currently working with a third party software service provider to ensure proper mapping and alignment of critical instrument-specific data.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change in terms or conditions of a share-based payment award. For public business entities, the amendments are effective for fiscal periods beginning December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The adoption of this update will not have a significant impact on the consolidated financial statements.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$3,619	$47	$(35)	$3,631
Government-sponsored enterprises	12,507	110	(77)	12,540
SBA and other asset-backed securities	11,882	122	(75)	11,929
State and municipal bonds	12,380	226	(46)	12,560
Government-sponsored enterprise obligations	8,000	—	(131)	7,869
Corporate bonds	17,880	102	(40)	17,942

	$66,268	$607	$(404)	$66,471

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$3,876	$55	$(33)	$3,898
Government-sponsored enterprises	13,134	73	(97)	13,110
SBA and other asset-backed securities	12,571	70	(140)	12,501
State and municipal bonds	9,533	93	(156)	9,470
Government-sponsored enterprise obligations	8,000	—	(197)	7,803
Corporate bonds	17,908	55	(97)	17,866

	$65,022	$346	$(720)	$64,648

There were no proceeds from sales of available-for-sale securities for the three and six months ended June 30, 2017.

For the three and six months ended June 30, 2016, proceeds from sales of available-for-sale securities amounted to $93 thousand with gross realized gains of $16 thousand and no gross realized losses.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2017 are as follows. Expected maturities may differ from contractual maturities because the issuer, in certain instances, has the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$3,019	$3,020
After 1 year to 5 years	12,627	12,642
After 5 years to 10 years	15,044	15,066
After 10 years	7,570	7,643
	38,260	38,371
Mortgage- and asset-backed securities	28,008	28,100

	$66,268	$66,471

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

June 30, 2017
Residential mortgage-backed securities:
Government National Mortgage Association	$(15)	$941	$(20)	$851
Government-sponsored enterprises	(56)	3,756	(21)	488
SBA and other asset-backed securities	(75)	3,379	—	—
State and municipal bonds	(45)	3,644	(1)	100
Government-sponsored enterprise obligations	(131)	7,869	—	—
Corporate bonds	(37)	2,718	(3)	994

	$(359)	$22,307	$(45)	$2,433

December 31, 2016
Residential mortgage-backed securities:
Government National Mortgage Association	$(11)	$1,214	$(22)	$849
Government-sponsored enterprises	(85)	6,771	(12)	540
SBA and other asset-backed securities	(115)	6,109	(25)	1,608
State and municipal bonds	(154)	5,257	(2)	396
Government-sponsored enterprise obligations	(197)	7,803	—	—
Corporate bonds	(93)	7,360	(4)	992

	$(655)	$34,514	$(65)	$4,385

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluations. At June 30, 2017, various debt securities have unrealized losses with aggregate depreciation of 1.6% from their aggregate amortized cost basis. These unrealized losses relate principally to the effect of interest rate changes on the fair value of debt securities and not an increase in credit risk of the issuers. As the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2017.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the ending balances of loans is as follows:

	June 30,	December 31,
	2017	2016
	(In thousands)
Real estate loans:
Residential – fixed	$26,086	$18,573
Residential – variable	271,018	249,486
Commercial	123,882	121,134
Construction	118,320	110,390
	539,306	499,583

Commercial loans:
Secured	50,274	49,126
Unsecured	222	221
	50,496	49,347

Consumer loans:
Home equity lines of credit	33,015	32,437
Other	223	216
	33,238	32,653

Total loans	623,040	581,583

Less:
Allowance for loan losses	(5,543)	(5,432)
Net deferred origination costs (fees)	93	(20)

Loans, net	$617,590	$576,131

The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2017 and 2016:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Three Months Ended June 30, 2017

Allowance at March 31, 2017	$1,487	$1,134	$1,695	$710	$211	$3	$181	$5,421

Provision (credit) for loan losses	76	37	65	4	4	(1)	(63)	122

Allowance at June 30, 2017	$1,563	$1,171	$1,760	$714	$215	$2	$118	$5,543

Three Months Ended June 30, 2016

Allowance at March 31, 2016	$1,520	$1,043	$1,587	$589	$221	$2	$212	$5,174

Provision (credit) for loan losses	(45)	(7)	117	54	39	1	(34)	125
Loans charged off	(102)	—	—	—	(11)	—	—	(113)

Allowance at June 30, 2016	$1,373	$1,036	$1,704	$643	$249	$3	$178	$5,186

Six Months Ended June 30, 2017

Allowance at December 31, 2016	$1,422	$1,145	$1,827	$703	$211	$3	$121	$5,432

Provision (credit) for loan losses	141	26	(67)	11	4	10	(3)	122
Loans charged off	—	—	—	—	—	(11)	—	(11)

Allowance at June 30, 2017	$1,563	$1,171	$1,760	$714	$215	$2	$118	$5,543

Six Months Ended June 30, 2016

Allowance at December 31, 2014	$1,490	$1,025	$1,684	$509	$238	$2	$164	$5,112

Provision (credit) for loan losses	(15)	11	20	134	22	1	14	187
Loans charged off	(102)	—	—	—	(11)	—	—	(113)

Allowance at June 30, 2016	$1,373	$1,036	$1,704	$643	$249	$3	$178	$5,186

Additional information pertaining to the allowance for loan losses is as follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
June 30, 2017

Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	1,563	1,171	1,760	714	215	2	118	5,543

Total allowance	$1,563	$1,171	$1,760	$714	$215	$2	$118	$5,543

Impaired loan balances	$175	$582	$—	$—	$—	$—	$—	$757
Non-impaired loan balances	296,929	123,300	118,320	50,496	33,015	223	—	622,283

Total loans	$297,104	$123,882	$118,320	$50,496	$33,015	$223	$—	$623,040

December 31, 2016

Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	1,422	1,145	1,827	703	211	3	121	5,432

Total allowance	$1,422	$1,145	$1,827	$703	$211	$3	$121	$5,432

Impaired loan balances	$179	591	$—	$—	$—	$—	$—	$770
Non-impaired loan balances	267,880	120,543	110,390	49,347	32,437	216	—	580,813

Total loans	$268,059	$121,134	$110,390	$49,347	$32,437	$216	$—	$581,583

The following is a summary of past due and non-accrual loans:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Non-accrual Loans
	(In thousands)
June 30, 2017

Commercial real estate	$964	$—	$—	$964	$—	$582

December 31, 2016

Commercial real estate	$—	$979	$591	$1,570	$—	$591
Home equity lines of credit	—	208	—	208	—	—

Total	$—	$1,187	$591	$1,778	$—	$591

The following is a summary of impaired loans:

	June 30, 2017		December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$175	$193	$179	$196
Commercial real estate	582	714	591	646

Total impaired loans	$757	$907	$770	$842

Additional information pertaining to impaired loans follows:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)

Residential real estate	$176	$2	$—	$177	$3	$—
Commercial real estate	581	43	43	583	43	43

Total	$757	$45	$43	$760	$46	$43

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)

Residential real estate	$468	$5	$3	$516	$11	$8
Commercial real estate	626	—	—	633	—	—
Commercial	8	—	—	9	—	—
Home equity lines of credit	32	—	—	33	1	1

Total	$1,134	$5	$3	$1,191	$12	$9

No additional funds are committed to be advanced in connection with impaired loans.

The following is a summary of troubled debt restructurings recorded for the three and six months ended June 30, 2017.

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(In thousands)

Commercial real estate	$1	$572	$582

The Company recorded a TDR for one commercial borrower which capitalized past-due interest over the remaining term of the loan in accordance with their bankruptcy filing during the three and six months ended June 30, 2017.

There were no TDRs recorded during the three and six months ended June 30, 2016.

There were no TDRs that defaulted during the three and six months ended June 30, 2017 and 2016, and for which default was within one year of the restructure date.

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

Loans rated 8: Loans in this category are considered “loss” or uncollectible and of such little value that their continuance as loans is not warranted.

Loans rated 9: Loans in this category only include commercial loans under $25 thousand with no other outstandings or relationships with the Company that are not rated for credit quality on an annual basis.

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

The following table presents the Company’s loans by risk rating:

	June 30, 2017				December 31, 2016
	Commercial Real Estate	Construction	Commercial	Total	Commercial Real Estate	Construction	Commercial	Total
	(In thousands)

Loans rated 1 -4	$119,111	$118,320	$49,473	$286,904	$115,110	$110,390	$46,820	$272,320
Loans rated 5	4,189	—	325	4,514	5,433	—	1,569	7,002
Loans rated 6	—	—	698	698	—	—	958	958
Loans rated 7	582	—	—	582	591	—	—	591

Total	$123,882	$118,320	$50,496	$292,698	$121,134	$110,390	$49,347	$280,871

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

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016 are summarized below.

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
June 30, 2017

Assets
Securities available for sale	$—	$66,471	$—	$66,471
Forward loan sale commitments	—	24	—	24
Total assets	$—	$66,495	$—	$66,495
Liabilities
Derivative loan commitments	$—	$9	$—	$9

December 31, 2016

Assets
Securities available for sale	$—	$64,648	$—	$64,648
Forward loan sale commitments	—	72	—	72
Total assets	$—	$64,720	$—	$64,720
Liabilities
Derivative loan commitments	$—	$17	$—	$17

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

There are no liabilities measured at fair value on a non-recurring basis at June 30, 2017 and December 31, 2016.

	June 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Loans held for sale	$—	$—	$1,057	$—	$—	$1,454

The following table presents the total losses on loans held for sale and impaired loans for the three and six month periods ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Loans held for sale	$(5)	$(8)	$(5)	$(8)
Impaired loans	—	(113)	—	(113)
	$(5)	$(121)	$(5)	$(121)

Loans held for sale (“LHFS”) are evaluated for losses associated with the application of LOCOM accounting. At June 30, 2017, a rise in market interest rates above contractual loan rates from the time LHFS were recorded is reflected as a reduction in the carrying value of the asset and a loss is recognized in current period earnings. Losses applicable to certain impaired loans are estimated using the appraised value of the underlying collateral considering discounting factors and adjusted for selling costs. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the overall adequacy of the allowance for loan losses. Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses.

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

	Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)

June 30, 2017

Financial assets:
Cash and cash equivalents	$22,273	$22,273	$—	$—	$22,273
Certificates of deposit	100	100	—	—	100
Securities available for sale	66,471	—	66,471	—	66,471
FHLB stock	6,436	—	—	6,436	6,436
Loans held for sale	1,057	—	—	1,057	1,057
Loans, net	617,590	—	—	630,440	630,440
Accrued interest receivable	1,626	—	—	1,626	1,626
Forward loan sale commitments	24	—	—	24	24

Financial liabilities:
Deposits	$535,234	$—	$—	$536,311	$536,311
Short-term borrowings	24,250	—	24,250	—	24,250
Long-term debt	100,848	—	101,109	—	101,109
Subordinated debt	9,786	—	—	9,552	9,552
Accrued interest payable	193	—	—	193	193
Derivative loan commitments	9	—	9	—	9

December 31, 2016

Financial assets:
Cash and cash equivalents	$28,425	$28,425	$—	$—	$28,425
Certificate of deposit	100	100	—	—	100
Securities available for sale	64,648	—	64,648	—	64,648
FHLB stock	5,758	—	—	5,758	5,758
Loans held for sale	1,454	—	—	1,454—	1,454
Loans, net	576,131	—	—	591,450	591,450
Accrued interest receivable	1,647	—	—	1,647	1,647
Forward loan sale commitments	72	—	72	—	72

Financial liabilities:
Deposits	$522,810	$—	$—	$523,479	$523,479
Short-term borrowings	21,250	—	21,250	—	21,250
Long-term debt	83,020	—	83,254	—	83,254
Subordinated debt	9,769	—	—	9,506	9,506
Accrued interest payable	140	—	—	140	140
Derivative loan commitments	17	—	17	—	17

NOTE 8 – EMPLOYEE STOCK OWNERSHIP PLAN

The Bank maintains an Employee Stock Ownership Plan (the “ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

The Company granted a loan to the ESOP for the purchase shares of the Company’s common stock on the closing date of the Company’s mutual to stock conversion in 2012. As of June 30, 2017, the ESOP held 182,526 shares or 7.30% of the common stock outstanding on that date. The loan obtained by the ESOP from the Company to purchase common stock is payable annually over 15 years at the rate of 3.25% per annum. The loan can be prepaid without penalty. Loan payments are expected to be funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares will be distributed to participants and cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Shares held by the ESOP at June 30, 2017 include the following:

Allocated	54,144
Committed to be allocated	6,419
Unallocated	121,963

182,526

The fair value of unallocated shares was $3.4 million at June 30, 2017.

Total compensation expense recognized in connection with the ESOP for the three and six month periods ended June 30, 2017 was $87 thousand and $174 thousand, respectively.

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

The Company’s 2012 Equity Incentive Plan was terminated upon approval of the 2016 Equity Incentive Plan.

Stock Options

A summary of option activity under the 2012 Equity Incentive Plan for the six months ended June 30, 2017 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)

Outstanding at beginning of period	222	$16.02	5.92
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at end of period	222	$16.02	5.67	$2,597

Options exercisable at end of period	158	$15.40	5.32	$1,879

For the three months ended June 30, 2017 and 2016, compensation expense applicable to the stock options was $53 thousand, and the recognized tax benefit related to this expense was $9 thousand, in both periods.

For the six months ended June 30, 2017 and 2016, compensation expense applicable to the stock options was $106 thousand, and the recognized tax benefit related to this expense was $19 thousand in both years.

Unrecognized compensation expense for non-vested stock options totaled $133 thousand as of June 30, 2017, which will be recognized over the remaining weighted average vesting period of 0.67 years.

Stock Awards

The following table presents the activity in non-vested stock awards under the Equity Incentive Plans for the six months ended June 30, 2017:

	Number of Shares	Grant-date Fair Value
	(In thousands)
Non-vested stock awards at beginning of year	51	$19.38
Restricted shares granted	5	27.65

Non-vested stock awards at end of period	56	$20.11

For the three months ended June 30, 2017 and 2016, compensation expense applicable to the stock awards was $113 thousand and $74 thousand, respectively, and the recognized tax benefit related to this expense was $45 thousand and $28 thousand, respectively.

For the six months ended June 30, 2017 and 2016, compensation expense applicable to the stock awards was $214 thousand and $148 thousand, respectively, and the recognized tax benefit related to this expense was $86 thousand and $59 thousand, respectively.

Unrecognized compensation expense for non-vested restricted stock totaled $813 thousand as of June 30, 2017, which will be recognized over the remaining weighted average vesting period of 2.88 years.

NOTE 10 – EARNINGS PER COMMON SHARE

Basic earnings per share represents net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. Under the Company’s 2012 and 2016 Equity Incentive Plans, stock awards contain non-forfeitable dividend rights. Accordingly, these shares are considered outstanding for computation of basic earnings per share. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method.

Earnings per common share have been computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)

Net income applicable to common stock	$937	$727	$1,818	$1,459

Average number of common shares issued	2,488	2,458	2,486	2,458

Less: Average unallocated ESOP shares	(123)	(136)	(125)	(138)

Average number of common shares outstanding used to calculate basic earnings per common share	2,365	2,322	2,361	2,320
Effect of dilutive stock options	85	30	85	26

Average number of common shares outstanding used to calculate diluted earnings per share	2,450	2,352	2,446	2,346

Earnings per common share:
Basic	$0.40	$0.31	$0.77	$0.63
Diluted	$0.38	$0.31	$0.74	$0.62

All options were included in the computations of diluted earnings per share for the three and six months ended at June 30, 2017.

For the three and six months ended June 30, 2016, options for 43,400 shares were not included in the computations of diluted earnings per share because to do so would have been anti-dilutive. Anti-dilutive shares are common stock equivalents with exercise prices in excess of the average market value of the Company’s stock for the periods presented.

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

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

General. Total assets increased $37.1 million, or 5.3%, from $695.3 million at December 31, 2016 to $732.3 million at June 30, 2017. Total asset growth was due to an increase in gross loans of $41.6 million or 7.1%, and an increase of $1.8 million, or 2.8%, in securities available for sale, partially offset by a reduction of $6.2 million, or 21.6%, in cash and cash equivalents.

Loans. Growth in the loan portfolio of $41.6 million, or 7.1%, reflects our expansion efforts as well as a strategic focus to diversify our loan portfolio. Residential real estate loans increased $29.1 million to $297.1 million, compared to $268.1 million at December 31, 2016. The majority of growth in residential real estate was in adjustable-rate mortgages, but also included some fixed-rate loans, reflecting customer preferences. Commercial loans increased $1.1 million, or 2.3%, due largely to our presence in the Boston market. Commercial real estate loans increased $2.7 million, or 2.3%, as we have had recent success in expanding our business development efforts. Construction loans increased $7.9 million, or 7.2%, primarily due to strong housing demands within our lending area.

At June 30, 2017, total past due loans decreased $814 thousand as compared to December 31, 2016, as fewer customers are experiencing payment difficulties. Substantially all delinquent loans are secured by real estate collateral with values exceeding outstanding loan principal. Any losses expected on delinquent loans have been charged-off and amounted to $11 thousand and $113 thousand for the six months ended June 30, 2017 and June 30, 2016, respectively.

Securities. Total securities increased from $64.6 million at December 31, 2016 to $66.5 million at June 30, 2017, as excess liquidity was invested in tax-exempt municipal bonds.

Deposits. Total deposits increased $12.4 million, or 2.4%, from $522.8 million at December 31, 2016 to $535.2 million at June 30, 2017. Money market accounts increased $13.6 million. Certificates of deposit increased $2.1 million, which included $10.0 million of new brokered deposits used to diversify our funding for liquidity and cash needs. Demand deposits and NOW accounts increased $1.3 million, or 1.0%, to $131.9 million as growth was realized in both retail and commercial accounts. Savings accounts decreased $4.6 million.

Borrowings. We use borrowings, primarily from the FHLB, to supplement our supply of funds for loans and securities, and to support short-term liquidity needs of the institution. Long-term debt, consisting entirely of FHLB advances, increased $17.8 million, or 21.5%, for the six months ended June 30, 2017. Short-term borrowings consist entirely of advances from the FHLB with initial maturities less than one year. Balances of short-term borrowings increased $3.0 million, or 14.1%, since December 31, 2016. The balance of the subordinated debt was $9.8 million at June 30, 2017.

Stockholders’ Equity. Stockholders’ equity increased $2.5 million, or 4.4%, from $55.2 million at December 31, 2016 to $57.7 million at June 30, 2017, primarily as a result of net income for the six month period of $1.8 million, an increase in the value of share-based compensation related to the equity incentive plans of $320 thousand, an increase in the after-tax effect of increases in the fair value of available for sale securities of $363 thousand, offset by dividends paid.

Results of Operations for the Three Months Ended June 30, 2017 and 2016

Overview. Net income for the three months ended June 30, 2017 was $937 thousand, compared to net income of $727 thousand for the three months ended June 30, 2016. The $210 thousand increase was primarily due to an increase in net interest income, partially offset by a decrease in non-interest income and an increase in non-interest expenses. Net interest income increased $662 thousand to $5.5 million; non-interest income decreased $61 thousand to $449 thousand in the 2017 quarter, while non-interest expense increased $258 thousand to $4.3 million in the same period.

Net Interest Income. Net interest income for the three months ended June 30, 2017 increased $662 thousand, or 13.6%, as compared to the three months ended June 30, 2016. The increase in net interest income was primarily due to increases in the average balances of loans. Interest expense increased, driven by overall deposit growth, higher rates offered on money market accounts, and increases in long-term borrowings.

Interest and dividend income increased $793 thousand, or 13.1%, from $6.1 million for the three months ended June 30, 2016 to $6.9 million for the three months ended June 30, 2017. The average balance of interest-earning assets increased 12.7%, while the average rate earned on these assets increased by one basis point (“bp”). Interest and fees on loans increased $741 thousand, or 13.2%, due to a 14.2% increase in the average balance of loans partially offset by a five bp decrease in the average rate earned on loans. Contributing to the increase in loan income was the increase in residential real estate, construction loans, commercial real estate and commercial loan balances during the period. Interest income from investments increased $42 thousand, or 10.5%, due to an increase in the average balances for the three months ended June 30, 2017 as compared to the prior year period, as well as an increase in the average rate earned on these securities due, in part, to recent Federal Reserve interest rate increases.

The increase in interest expense was primarily due to an increase in average balances of interest-bearing deposits and long-term debt. The average balance of interest-bearing deposits increased $39.0 million, or 9.8%, in the three months ended June 30, 2017, compared to the same period in 2016 and the average rate paid on interest bearing deposits decreased one bp. The rate paid on savings accounts increased two bps primarily due to a higher rate structure for these accounts than in the prior year while the average balance of savings accounts decreased $714 thousand to $97.9 million, as compared to the prior year period. The cost of term certificates of deposit increased $32 thousand to $568 thousand as balances in our retail products, deposits generated through a national certificate of deposit clearinghouse and brokered CDs have increased, and rates paid to acquire these balances have decreased four bps, compared to the same period last year. The average balance of long-term FHLB advances increased from $75.2 million to $94.9 million, while rates paid on long-term FHLB advances decreased from 1.37% to 1.26%. Interest expense on short-term borrowings totaled $48 thousand in the three month period ended June 30, 2017, compared to $24 thousand in the three months ended June 30, 2016 due to rates increasing by 52 bps.

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

	For the Three Months Ended June,
	2017			2016
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
Interest-earning assets:
Short-term investments	$19,194	$42	0.88%	$17,295	$17	0.41%
Debt securities:
Taxable	54,323	333	2.46	57,948	340	2.36
Tax-exempt	12,613	78	2.47	8,784	54	2.48
Total loans and loans held for sale	599,983	6,355	4.25	525,326	5,614	4.30
FHLB stock	6,336	59	3.71	5,325	49	3.68
Total interest-earning assets	692,449	6,867	3.98	614,678	6,074	3.97
Allowance for loan losses	(5,452)			(5,195)
Total interest-earning assets less allowance for loan losses	686,997			600,483
Non-interest-earning assets	22,275			21,250
Total assets	$709,272			$630,733
Interest-bearing liabilities:
Regular savings accounts	$97,904	110	0.45	$98,618	106	0.43
NOW checking accounts	34,186	23	0.27	30,726	19	0.25
Money market accounts	104,914	127	0.48	85,398	97	0.46
Certificates of deposit	199,887	568	1.14	183,197	536	1.18
Total interest-bearing deposits	436,891	828	0.76	397,939	758	0.77
Short-term borrowings	17,964	48	1.06	17,285	24	0.54
Long-term debt	94,910	299	1.26	75,192	261	1.37
Subordinated debt	9,781	158	6.56	9,746	159	6.52
Total interest-bearing liabilities	559,546	1,333	0.96	500,162	1,202	0.97
Non-interest-bearing demand deposits	89,025			73,861
Other non-interest-bearing liabilities	3,147			2,381
Total liabilities	651,718			576,404
Stockholders’ equity	57,554			54,329
Total liabilities and stockholders’ equity	$709,272			$630,733
Net interest income		$5,534			$4,872
Net interest rate spread (2)			3.02%			3.00%
Net interest-earning assets (3)	$132,903			$114,516
Net interest margin (4)			3.21%			3.19%
Average total interest-earning assets to average total interest-bearing liabilities	123.75%			122.90%

(1)	Ratios for the three month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
	Increase (Decrease) Due to		Total Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Short-term investments	$2	$23	$25
Debt securities:
Taxable	(16)	9	(7)
Tax-exempt	24	—	24
Total loans and loans held for sale	841	(100)	741
FHLB stock	10	—	10
Total interest-earning assets	861	(68)	793

Interest-bearing liabilities:
Regular savings	(1)	5	4
NOW checking	2	2	4
Money market	24	6	30
Certificates of deposit	54	(22)	32
Total interest-bearing deposits	79	(9)	70
Short-term borrowings	1	23	24
Long-term debt	61	(23)	38
Subordinated debt	—	(1)	(1)
Total interest-bearing liabilities	141	(10)	131

Increase (decrease) in net interest income	$720	$(58)	$662

Provision for Loan Losses. The provision for loan losses was $122 thousand for the three months ended June 30, 2017, compared to $125 thousand for the three month period ended June 30, 2016. In the 2017 period, the provision reflects management’s estimate of loan losses based upon historical loan portfolio performance as well as environmental considerations such as the strength of the regional economy and organizational knowledge and expertise.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	June 30,
(Dollars in thousands)	2017	2016
Allowance at beginning of period	$5,421	$5,174
Provision for loan losses	122	125
Charge-offs	—	(113)
Recoveries	—	—
Net charge-offs	—	(113)

Allowance at end of period	$5,543	$5,186
Allowance for loan losses to nonperforming loans at end of period	953.17%	605.04%
Allowance for loan losses to total loans at end of period	0.89%	0.97%
Net charge-offs to average loans outstanding during the period	N/A	0.02%

Non-interest Income. Non-interest income totaled $449 thousand, a decrease of $61 thousand or 12.0%. Wealth management fees increased $70 thousand, or 29.4%, as compared to the prior year as assets under management increased to $339.5 million as of June 30, 2017. Income from mortgage banking activities in 2017 decreased $87 thousand as sales of longer-term, fixed rate mortgage loans were lower as compared to the prior year. Miscellaneous income decreased $32 thousand due to a decrease in fees on customer swaps.

Non-interest Expense. Non-interest expense increased $258 thousand to $4.3 million for the three months ended June 30, 2017, from $4.1 million for the three months ended June 30, 2016. Factors that contributed to the increase in non-interest expense during the 2017 period were increased salaries and employee benefits of $123 thousand, or 5.2%, primarily attributable to several strategic hires in late 2016. FDIC insurance costs increased $68 thousand, or 82.9%, due to growth and new quarterly assessment rates. Data processing increased $43 thousand and other general administrative costs, such as advertising and insurance, increased $100 thousand due to expanding business volumes and operations. Professional fees decreased $96 thousand, as one-time charges were incurred during 2016 for certain staffing searches.

Income Taxes. An income tax provision of $599 thousand was recorded during the quarter ended June 30, 2017, compared to a provision of $463 thousand in the comparable 2016 quarter. The effective tax rate for the 2017 three month period was 39.0%, compared with 38.9% for the 2016 three month period.

Results of Operations for the Six Months Ended June 30, 2017 and 2016

Overview. Net income for the six months ended June 30, 2017 was $1.8 million, compared to net income of $1.5 million for the six months ended June 30, 2016, an increase of 24.6%. The $359 thousand increase was primarily due to increased net interest income of $1.1 million and increased non-interest income of $115 thousand, partially offset by increased non-interest expense of $645 thousand and provision of income taxes of $246 thousand.

Net Interest Income. Net interest income for the six months ended June 30, 2017 increased $1.1 million, or 11.1%, as compared to the six months ended June 30, 2016. The increase in net interest income was primarily due to an increase in interest income of $1.3 million, or 10.5% partially offset by interest expenses that increased $199 thousand, or 8.3%, during the period.

Interest and dividend income increased $1.3 million, or 10.5%, from $12.1 million for the six months ended June 30, 2016 to $13.4 million for the six months ended June 30, 2017. The average balance of interest-earning assets increased 12.1%, while the average rate earned on these assets decreased by four bps. Interest and fees on loans increased $1.2 million, or 10.4%, due to a 13.4% increase in the average balance of loans partially offset by a 10 bps decrease in the average rate earned on loans. Contributing to the increase in loan income was the increase in residential real estate, construction loan, commercial real estate and commercial loan balances during the period. Interest income from investments increased $87 thousand, or 10.6%, due to an increase in the average balances for the six months ended June 30, 2017 as compared to the prior year period, as well as an increase in the average rate earned on these securities, due, in part, to recent Federal Reserve interest rate increases.

The increase in interest expense was primarily due to an increase in average balances of interest-bearing deposits and long-term debt. The average balance of interest-bearing deposits increased $34.6 million, or 8.7%, in the six months ended June 30, 2017, as compared to the same period in 2016, while the average rate paid on interest-bearing deposits decreased two bps. The rate paid on money market accounts remained at 48 bps while the average balance of these accounts increased $19.3 million to $105.5 million, as compared to the prior year period. The cost of term certificates of deposit increased $36 thousand to $1.1 million as balances in both our retail products, deposits generated through a national certificate of deposit clearinghouse, and brokered CDs have increased, partially offset by a four bp decrease in the rates paid to acquire these balances, as compared to the same period last year. The average balance of long-term FHLB advances increased from $74.0 million to $90.2 million, while rates paid on long-term FHLB advances decreased from 1.35% to 1.31%. Interest expense on short-term borrowings totaled $80 thousand in the six months ended June 30, 2017, compared to $40 thousand in the six months ended June 30, 2016 while rates paid increased 42 bps.

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

	For the Six Months Ended June 30,
	2017			2016
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
Interest-earning assets:
Short-term investments	$20,172	$85	0.85%	$17,756	$40	0.47%
Debt securities:
Taxable	54,556	672	2.49	57,233	670	2.35
Tax-exempt	11,676	147	2.53	8,323	107	2.58
Total loans and loans held for sale	589,598	12,332	4.22	519,786	11,171	4.32
FHLB stock	6,085	116	3.82	5,362	95	3.56
Total interest-earning assets	682,087	13,352	3.95	608,460	12,083	3.99
Allowance for loan losses	(5,442)			(5,164)
Total interest-earning assets less allowance for loan losses	676,645			603,296
Non-interest-earning assets	22,607			21,063
Total assets	$699,252			$624,359
Interest-bearing liabilities:
Regular savings accounts	$97,586	219	0.45	$99,121	225	0.46
NOW checking accounts	34,497	46	0.27	30,747	38	0.25
Money market accounts	105,503	251	0.48	86,179	207	0.48
Certificates of deposit	196,619	1,105	1.13	183,509	1,069	1.17
Total interest-bearing deposits	434,205	1,621	0.75	399,556	1,539	0.77
Short-term borrowings	16,825	80	0.95	14,862	40	0.53
Long-term debt	90,208	585	1.31	74,010	506	1.35
Subordinated debt	9,776	316	6.57	9,746	318	6.52
Total interest-bearing liabilities	551,014	2,602	0.95	498,174	2,403	0.97
Non-interest-bearing demand deposits	88,318			69,846
Other non-interest-bearing liabilities	3,023			2,615
Total liabilities	642,355			570,635
Stockholders’ equity	56,897			53,724
Total liabilities and stockholders’ equity	$699,252			$624,359
Net interest income		$10,750			$9,680
Net interest rate spread (2)			3.00%			3.02%
Net interest-earning assets (3)	$131,073			$110,287
Net interest margin (4)			3.18%			3.20%
Average total interest-earning assets to average total interest-bearing liabilities	123.79%			122.14%

(1)	Ratios for the six month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
	Increase (Decrease) Due to		Total Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Short-term investments	$7	$38	$45
Debt securities:
Taxable	(34)	36	2
Tax-exempt	(1)	41	40
Total loans and loans held for sale	1,487	(326)	1,161
FHLB stock	10	11	21
Total interest-earning assets	1,469	(200)	1,269

Interest-bearing liabilities:
Regular savings	(3)	(3)	(6)
NOW checking	5	2	7
Money market	(1)	46	45
Certificates of deposit	77	(41)	36
Total interest-bearing deposits	78	4	82
Short-term borrowings	6	34	40
Long-term debt	105	(26)	79
Subordinated debt	—	(2)	(2)
Total interest-bearing liabilities	189	10	199

Increase (decrease) in net interest income	$1,280	$(210)	$1,070

Provision for Loan Losses. The provision for loan losses was $122 thousand for the six months ended June 30, 2017, compared to $187 thousand for the six month period ended June 30, 2016. In the 2017 period, the provision reflects management’s estimate of loan losses based upon historical loan portfolio performance as well as environmental considerations such as the strength of the regional economy and organizational knowledge and expertise.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Six Months Ended
	June 30,
(Dollars in thousands)	2017	2016
Allowance at beginning of period	$5,432	$5,112
Provision for loan losses	122	187
Charge-offs:	(11)	(113)
Recoveries	—	—
Net charge- offs	(11)	(113)

Allowance at end of period	$5,543	$5,186
Allowance for loan losses to nonperforming loans at end of period	953.17%	605.04%
Allowance for loan losses to total loans at end of period	0.89%	0.97%
Net charge-offs to average loans outstanding during the period	N/A	0.02%

Non-interest Income. Non-interest income totaled $970 thousand, an increase of $115 thousand, or 13.5%, as income from wealth management fees in 2017 increased $154 thousand as assets under management increased to $339.5 million as of June 30, 2017. Mortgage banking activities in 2017 decreased $76 thousand compared to 2016 due to lower mortgage sales volumes. Miscellaneous income increased $42 thousand due to a $38 thousand increase in fees on customer swaps.

Non-interest Expense. Non-interest expense increased $645 thousand to $8.6 million during the six months ended June 30, 2017, from $8.0 million for the six months ended June 30, 2016. Factors that contributed to the increase in non-interest expense during the 2017 period were increased salaries and employee benefits of $430 thousand, or 9.2%, primarily attributable to the recognition of a full six months of expenses related to our Newton Centre office which opened in April 2016, along with several strategic hires in late 2016. FDIC insurance costs increased $138 thousand, or 86.8%, as new quarterly assessment rates were implemented. Occupancy and equipment expense increased $53 thousand resulting from normal rent increases and additional rent and other expense associated with our Newton Centre office space. Professional fees decreased $114 thousand, as one-time charges were incurred during 2016 for certain staffing searches.

Income Taxes. An income tax provision of $1.2 million was recorded during the six months ended June 30, 2017 compared to a provision of $916 thousand in the comparable 2016 period. The effective tax rate for the 2017 six month period was 39.0%, compared with 38.6% for the 2016 six month period.

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

Our most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and securities available for sale. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At June 30, 2017, cash and cash equivalents, which include short-term investments, totaled $22.3 million. Securities classified as available-for-sale, whose aggregate fair value of $66.5 million exceeds cost, and $1.1 million of loans held for sale provide additional sources of liquidity.

At June 30, 2017, we had $24.2 million in short-term borrowings outstanding, represented entirely by FHLB advances, and $100.8 million in long-term debt, also consisting entirely of FHLB advances. At June 30, 2017, we had a total of $13.2 million in unused borrowing capacity from the FHLB. Short-term borrowings are generally used to fund temporary cash needs due to the timing of loan originations and deposit gathering activities. Long-term debt is generally used to provide for longer-term funding needs of the Company, including the match funding of loans originated for portfolio. At June 30, 2017, we also had the ability to borrow $5.0 million from the Co-operative Central Bank on an unsecured basis, a credit line of $5.0 million with a correspondent bank, and $9.8 million from the Federal Reserve Bank under a collateralized borrowing program, none of which was outstanding at that date.

At June 30, 2017, we had $125.7 million in loan commitments outstanding, which included $46.5 million in unadvanced funds on construction loans, $28.3 million in unadvanced home equity lines of credit, $33.8 million in unadvanced commercial lines of credit, and $16.0 million in new loan originations.

Term certificates of deposit due within one year of June 30, 2017 amounted to $132.5 million, or 67.2%, of total term certificates, an increase of $9.5 million from $123.0 million at December 31, 2016. Balances of term certificates maturing in more than one year decreased to $64.6 million as compared to $72.0 million at December 31, 2016. Balances of term certificates that mature within one year reflect customer preferences for greater liquidity of personal funds, while longer-dated certificates reflect a willingness among customers to accept current interest rates for extended time periods. If maturing deposits are not renewed, we will be required to seek other sources of funds, including new term certificates and other borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing funds. Management believes, however, based on past experience that a significant portion of our term certificates will be renewed. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and will have to provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income will be dividends received from the Bank and earnings from investment of net proceeds from the offering retained by the Company. Massachusetts banking law and FDIC regulations limit distributions of capital. In addition, the Company is subject to the policy of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality and overall financial condition. At June 30, 2017, the Company had $345 thousand of liquid assets as represented by cash and cash equivalents on an unconsolidated basis.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks, including a risk-based capital measure. The Company is also subject to similar capital requirements set by the Federal Reserve Board. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. In July 2013, the Federal Reserve Board released its final rules, which implemented the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. These rules became effective January 1, 2016 for community banks and increased both the quality and quantity of capital held by banks. The final rule implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Consistent with the international Basel framework, the final rule included a new minimum capital requirement of common equity Tier I capital to risk-weighted assets of 4.5% and a common equity Tier I capital conservation buffer of 2.5% of risk-weighted assets. The capital conservation buffer is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets, increasing each year until fully implemented to 2.5% on January 1, 2019. At June 30, 2017, the capital conservation buffer was 1.250%. In addition, the final rule raises the minimum ratio of Tier I capital to risk-weighted assets requirement from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations.

At June 30, 2017, the Bank was well-capitalized under the January 1, 2016 rules. Management believes the Bank’s capital levels will be characterized as “well-capitalized” upon full implementation of the new rules.

33

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

For the six months ended June 30, 2017, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Qualitative Aspects of Market Risk

One significant risk affecting the financial condition and operating results of the Company and the Bank is interest rate risk. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: originating adjustable-rate loans for retention in our loan portfolio; selling in the secondary market newly originated, conforming longer-term fixed rate residential mortgage loans; promoting core deposit products; adjusting the maturities of borrowings; and, adjusting the investment portfolio mix; and duration.

We have an Asset/Liability Committee, which includes members of management, to communicate, coordinate and control all aspects involving asset-liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

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

Simulation analysis is only an estimate of our interest rate risk exposure at a particular point in time. We continually review the potential effect changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities. We engaged a new outside vendor in the third quarter of 2016 to increase functionality and sophistication of these simulations.

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income and equity simulations. The simulations use projected repricing of assets and liabilities at June 30, 2017 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on the simulations. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slowed and would increase if prepayments accelerated. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will occur.

The following table reflects the estimated effects of changes in interest rates on the present value of our equity at June 30, 2017 and on our projected net interest income from June 30, 2017 through June 30, 2018.

	As of June 30, 2017			Over the Next 12 Months Ending June 30, 2018
Basis Point (“bp”)	Present Value of Equity			Projected Net Interest Income
Change in Rates	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
300 bp	$90,069	$(7,496)	(7.68)%	$21,576	$(1,281)	(5.60)%
200	94,157	(3,408)	(3.49)	22,070	(787)	(3.44)
0	97,565	—	—	22,857	—	—
(100)	90,347	(7,218)	(7.40)	22,406	(451)	(1.97)

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 24, 2017. As of June 30, 2017, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Defaults Upon Senior Securities

Not applicable.

Item 3. Mine Safety Disclosures

Not applicable.

Item 4. Other Information

Not applicable.

Item 5. Exhibits

3.1	Amended and Restated Articles of Incorporation of Wellesley Bancorp, Inc. (1)

3.2	Bylaws of Wellesley Bancorp, Inc. (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the exhibits to Wellesley Bancorp, Inc.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-176764), filed with the Securities and Exchange Commission on November 7, 2011.
(2)	Incorporated herein by reference to the exhibits to Wellesley Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-176764), filed with the Securities and Exchange Commission on September 9, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLESLEY BANCORP, INC.

Dated: August 10, 2017	By:	/s/ Thomas J. Fontaine
Thomas J. Fontaine
President and Chief Executive Officer
(principal executive officer)

Dated: August 10, 2017	By:	/s/ Michael W. Dvorak
Michael W. Dvorak
Chief Financial Officer and Treasurer
(principal accounting and financial officer)

