Form 10-Q
period 2017-09-30
Wellesley Bancorp, Inc.
filed 2017-11-09
CIK 1526952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes    ☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company and an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes ☐  No  ☒

As of November 1, 2017, there were 2,499,063 shares of the registrant’s common stock outstanding.

WELLESLEY BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Assets

Cash and due from banks	$3,994	$3,607
Short-term investments	27,025	24,818
Total cash and cash equivalents	31,019	28,425

Certificates of deposit	100	100
Securities available for sale, at fair value	65,731	64,648
Federal Home Loan Bank of Boston stock, at cost	6,073	5,758
Loans held for sale	—	1,454

Loans	654,386	581,563
Less allowance for loan losses	(5,793)	(5,432)
Loans, net	648,593	576,131

Bank-owned life insurance	7,476	7,303
Premises and equipment, net	3,495	3,876
Accrued interest receivable	1,868	1,647
Net deferred tax asset	2,990	2,742
Other assets	2,504	3,199

Total assets	$769,849	$695,283

Liabilities and Stockholders’ Equity

Deposits:
Non-interest-bearing	$109,737	$94,946
Interest-bearing	471,812	427,864
	581,549	522,810
Short-term borrowings	27,000	21,250
Long-term debt	87,261	83,020
Subordinated debt	9,794	9,769
Accrued expenses and other liabilities	5,202	3,220
Total liabilities	710,806	640,069

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 14,000,000 shares authorized, 2,492,352 and 2,484,852 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	25	25
Additional paid-in capital	25,400	24,703
Retained earnings	34,634	31,999
Accumulated other comprehensive income (loss)	172	(229)
Unearned compensation – ESOP	(1,188)	(1,284)
Total stockholders' equity	59,043	55,214
Total liabilities and stockholders' equity	$769,849	$695,283

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans and loans held for sale	$6,747	$5,838	$19,079	$17,009
Debt securities:
Taxable	337	355	1,009	1,025
Tax-exempt	77	54	224	161
Short-term investments and certificates of deposit	78	17	163	57
FHLB stock	66	48	182	143
Total interest and dividend income	7,305	6,312	20,657	18,395
Interest expense:
Deposits	919	781	2,540	2,320
Short-term borrowings	95	29	175	69
Long-term debt	316	254	901	760
Subordinated debt	158	159	474	477
Total interest expense	1,488	1,223	4,090	3,626

Net interest income	5,817	5,089	16,567	14,769
Provision for loan losses	250	125	372	312
Net interest income, after provision for loan losses	5,567	4,964	16,195	14,457

Non-interest income:
Customer service fees	39	16	109	74
Mortgage banking activities	34	71	98	218
Gain on sale of securities, net	—	—	—	16
Income on bank-owned life insurance	59	58	173	173
Wealth management fees	314	260	917	709
Miscellaneous	58	10	177	80
Total non-interest income	504	415	1,474	1,270

Non-interest expenses:
Salaries and employee benefits	2,408	2,439	7,518	7,119
Occupancy and equipment	684	708	2,087	2,058
Data processing	230	201	651	574
FDIC insurance	150	122	447	281
Professional fees	192	244	547	713
Other general and administrative	500	447	1,532	1,389
Total non-interest expenses	4,164	4,161	12,782	12,134

Income before income taxes	1,907	1,218	4,887	3,593
Provision for income taxes	741	463	1,903	1,379

Net income	1,166	755	2,984	2,214

Other comprehensive income (loss) :
Net unrealized holding gains (losses) on available-for-sale securities	63	(214)	640	1,101
Reclassification adjustment for net gain on sale of securities recognized in non-interest income	—	—	—	(16)
Income tax expense (benefit)	25	(77)	239	410

Total other comprehensive income (loss)	38	(137)	401	675

Comprehensive income	$1,204	$618	$3,385	$2,889
Earnings per common share:
Basic	$0.49	$0.32	$1.26	$0.95
Diluted	$0.48	$0.32	$1.22	$0.94
Weighted average shares outstanding:
Basic	2,370,623	2,325,356	2,364,449	2,322,147
Diluted	2,454,198	2,364,437	2,448,558	2,352,110

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2017 and 2016

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Unearned Compensation-	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Equity
	(Dollars in thousands)

Balance at December 31, 2015	2,458,553	$25	$23,992	$29,411	$162	$(1,412)	$52,178

Comprehensive income	—	—	—	2,214	675	—	2,889
Dividends paid to common stockholders ($0.11 per share)	—	—	—	(270)	—	—	(270)
Share-based compensation- equity incentive plan	—	—	381	—	—	—	381
Tax benefit from stock based compensation	—	—	2	—	—	—	2
ESOP shares committed to be allocated (9,629)	—	—	95	—	—	96	191

Balance at September 30, 2016	2,458,553	$25	$24,470	$31,355	$837	$(1,316)	$55,371

Balance at December 31, 2016	2,484,852	$25	$24,703	$31,999	$(229)	$(1,284)	$55,214

Comprehensive income	—	—	—	2,984	401	—	3,385
Dividends paid to common stockholders ($0.14 per share)	—	—	—	((349)	—	—	(349)
Issuance of restricted stock	5,000	—	—	—	—	—	—
Proceeds from exercises of stock options, net of cash	2,500	—	40	—	—	—	40
Share-based compensation- equity incentive plan	—	—	493	—	—	—	2 493
ESOP shares committed to be allocated (9,629)	—	—	164	—	—	96	260

Balance at September 30, 2017	2,492,352	$25	$25,400	$34,634	$172	$(1,188)	$59,043

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$2,984	$2,214
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	372	312
Depreciation and amortization	556	555
Net amortization of securities	177	226
Gain on sale of securities, net	—	(16)
Principal balance of loans sold	10,449	21,453
Loans originated for sale	(8,995)	(22,539)
Accretion of net deferred loan fees	(438)	(418)
Amortization of subordinated debt issuance costs	25	27
Income on bank-owned life insurance	(173)	(173)
Deferred income tax benefit	(487)	(147)
ESOP expense	260	191
Share-based compensation	493	381
Net change in other assets and liabilities	2,456	(496)
Net cash provided by operating activities	7,679	1,570

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	3,393	12,559
Purchases	(4,013)	(17,756)
Proceeds from sales of securities, net	—	1,088
Purchase of Federal Home Loan Bank stock	(315)	(115)
Loan originations, net of principal payments	(72,396)	(41,124)
Additions to premises and equipment	(175)	(1,063)
Net cash used by investing activities	(73,506)	(46,411)

Cash flows from financing activities:
Net increase in deposits	58,739	32,094
Proceeds from long-term debt	39,000	17,585
Repayments of long-term debt	(34,759)	(12,339)
Increase in short-term borrowings	5,750	4,250
Excess tax benefits from share-based compensation	—	2
Stock options exercised	40	—
Cash dividends paid on common stock	(349)	(270)
Net cash provided by financing activities	68,421	41,322

Net change in cash and cash equivalents	2,594	(3,519)
Cash and cash equivalents at beginning period	28,425	28,178
Cash and cash equivalents at end of period	$31,019	$24,659

Supplementary information:
Interest paid	$3,986	$3,609
Income taxes paid	2,134	1,210

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2016 Annual Report on Form 10-K. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any other period.

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

The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

	September 30,	December 31,
	2017	2016
	(In thousands)

Unrealized holding gains (losses) on securities available for sale	$266	$(374)
Tax effect	(94)	145

Net-of tax amount	$172	$(229)

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

During the quarter ended March 31, 2017, the FASB issued ASU 2017-08, Receivables - Non-refundable Fees and Other Costs (Subtopic 310-20), which shortens the period of amortization of the premium on certain callable debt securities to the earliest call date. For the Company, these amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. Management elected to early adopt this ASU effective January 1, 2017 and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to record a right-to-use asset and liability representing the obligation to make lease payments for long-term leases. This ASU will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. It is expected that assets and liabilities will increase based on the present value of remaining lease payments for leases in place at the adoption date; however, based on the current level of long-term leases in place, this is not expected to be material to the Company's results of operations or financial position. Management continues to evaluate the extent of potential impact the new guidance will have on the Company’s consolidated financial statements. The total outstanding leases, as of 12/31/2016 was $6.4 million.

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

NOTE 5 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$3,480	$49	$(41)	$3,488
Government-sponsored enterprises	12,079	108	(55)	12,132
SBA and other asset-backed securities	11,394	116	(71)	11,439
State and municipal bonds	13,350	235	(41)	13,544
Government-sponsored enterprise obligations	8,000	—	(130)	7,870
Corporate bonds	17,162	125	(29)	17,258

	$65,465	$633	$(367)	$65,731

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Residential mortgage-backed securities:
Government National Mortgage Association	$3,876	$55	$(33)	$3,898
Government-sponsored enterprises	13,134	73	(97)	13,110
SBA and other asset-backed securities	12,571	70	(140)	12,501
State and municipal bonds	9,533	93	(156)	9,470
Government-sponsored enterprise obligations	8,000	—	(197)	7,803
Corporate bonds	17,908	55	(97)	17,866

	$65,022	$346	$(720)	$64,648

There were no proceeds from sales of available-for-sale securities for the three and nine months ended September 30, 2017.

For the three months ended September 30, 2016, proceeds from sales of available-for-sale securities amounted to $995 thousand with no gross realized gains or losses. For the nine months ended September 30, 2016, proceeds from sales of available-for-sale securities amounted to $1.1 million with gross realized gains of $16 thousand and no gross realized losses.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2017 are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$3,303	$3,295
After 1 year to 5 years	19,072	19,177
After 5 years to 10 years	15,208	15,278
After 10 years	929	922
	38,512	38,672
Mortgage- and asset-backed securities	26,953	27,059

	$65,465	$65,731

Expected maturities may differ from contractual maturities because the issuer, in certain instances, has the right to call or prepay obligations with or without call or prepayment penalties.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2017
Residential mortgage-backed securities:
Government National Mortgage Association	$(16)	$912	$(25)	$846
Government-sponsored enterprises	(36)	3,707	(19)	475
SBA and other asset-backed securities	(33)	1,904	(38)	1,596
State and municipal bonds	(23)	2,681	(18)	1,424
Government-sponsored enterprise obligations	(38)	2,962	(92)	4,908
Corporate bonds	—	—	(29)	1,992

	$(146)	$12,166	$(221)	$11,241

December 31, 2016
Residential mortgage-backed securities:
Government National Mortgage Association	$(11)	$1,214	$(22)	$849
Government-sponsored enterprises	(85)	6,771	(12)	540
SBA and other asset-backed securities	(115)	6,109	(25)	1,608
State and municipal bonds	(154)	5,257	(2)	396
Government-sponsored enterprise obligations	(197)	7,803	—	—
Corporate bonds	(93)	7,360	(4)	992

	$(655)	$34,514	$(65)	$4,385

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluations. At September 30, 2017, various debt securities have unrealized losses with aggregate depreciation of 1.5% from their aggregate amortized cost basis. These unrealized losses relate principally to the effect of interest rate changes on the fair value of debt securities and not an increase in credit risk of the issuers. As the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2017.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the ending balances of loans is as follows:

	September 30,	December 31,
	2017	2016
	(In thousands)
Real estate loans:
Residential – fixed	$30,570	$18,573
Residential – variable	280,403	249,486
Commercial	130,086	121,134
Construction	123,576	110,390
	564,635	499,583

Commercial loans:
Secured	56,137	49,126
Unsecured	20	221
	56,157	49,347

Consumer loans:
Home equity lines of credit	33,271	32,437
Other	212	216
	33,483	32,653

Total loans	654,275	581,583

Less:
Allowance for loan losses	(5,793)	(5,432)
Net deferred origination costs (fees)	111	(20)

Loans, net	$648,593	$576,131

The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2017 and 2016:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Three Months Ended September 30, 2017

Allowance at June 30, 2017	$1,563	$1,171	$1,760	$714	$215	$2	$118	$5,543

Provision (credit) for loan losses	73	59	86	115	1	—	(84)	250

Allowance at September 30, 2017	$1,636	$1,230	$1,846	$829	$216	$2	$34	$5,793

Three Months Ended September 30, 2016

Allowance at June 30, 2016	$1,373	$1,036	$1,704	$643	$249	$3	$178	$5,186

Provision (credit) for loan losses	46	30	(8)	92	3	—	(38)	125
Loans charged off	(4)	—	—	—	—	—	—	(4)

Allowance at September 30, 2016	$1,415	$1,066	$1,696	$735	$252	$3	$140	$5,307

Nine Months Ended September 30, 2017

Allowance at December 31, 2016	$1,422	$1,145	$1,827	$703	$211	$3	$121	$5,432

Provision (credit) for loan losses	214	85	19	126	5	10	(87)	372
Loans charged off	—	—	—	—	—	(11)	—	(11)

Allowance at September 30, 2017	$1,636	$1,230	$1,846	$829	$216	$2	$34	$5,793

Nine Months Ended September 30, 2016

Allowance at December 31, 2015	$1,490	$1,025	$1,684	$509	$238	$2	$164	$5,112

Provision (credit) for loan losses	31	41	12	226	25	1	(24)	312
Loans charged off	(106)		—	—	(11)	—	—	(117)

Allowance at September 30, 2016	$1,415	$1,066	$1,696	$735	$252	$3	$140	$5,307

Additional information pertaining to the allowance for loan losses is as follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
September 30, 2017

Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	1,636	1,230	1,846	829	216	2	34	5,793

Total allowance	$1,636	$1,230	$1,846	$829	$216	$2	$34	$5,793

Impaired loan balances	$174	$580	$—	$—	$—	$—	$—	$754
Non-impaired loan balances	310,799	129,506	123,576	56,157	33,271	212	—	653,521

Total loans	$310,973	$130,086	$123,576	$56,157	$33,271	$212	$—	$654,275

December 31, 2016

Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	1,422	1,145	1,827	703	211	3	121	5,432

Total allowance	$1,422	$1,145	$1,827	$703	$211	$3	$121	$5,432

Impaired loan balances	$179	591	$—	$—	$—	$—	$—	$770
Non-impaired loan balances	267,880	120,543	110,390	49,347	32,437	216	—	580,813

Total loans	$268,059	$121,134	$110,390	$49,347	$32,437	$216	$—	$581,583

The following is a summary of past due and non-accrual loans:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Non- accrual Loans
	(In thousands)
September 30, 2017

Commercial real estate	$956	$580	$—	$1,536	$—	$580
Home equity lines of credit	142	—	—	142	—	—

Total	$1,098	$580	$—	$1,678	$—	$580

December 31, 2016

Commercial real estate	$—	$979	$591	$1,570	$—	$591
Home equity lines of credit	—	208	—	208	—	—

Total	$—	$1,187	$591	$1,778	$—	$591

The following is a summary of impaired loans:

	September 30, 2017		December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$174	$192	$179	$196
Commercial real estate	580	712	591	646

Total impaired loans	$754	$904	$770	$842

Additional information pertaining to impaired loans follows:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)

Residential real estate	$175	$2	$—	$176	$5	$—
Commercial real estate	582	5	5	583	48	48

Total	$757	$7	$5	$759	$53	$48

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)

Residential real estate	$285	$2	$—	$394	$13	$8
Commercial real estate	610	—	—	625	—	—
Commercial	5	—	—	8	—	—
Home equity lines of credit	12	—	—	19	1	1

Total	$912	$2	$—	$1,046	$14	$9

No additional funds are committed to be advanced in connection with impaired loans.

There were no troubled debt restructurings during the three months ended September 30, 2017.

The following is a summary of troubled debt restructurings recorded for the nine months ended September 30, 2017.

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(In thousands)

Commercial real estate	$1	$572	$582

During the nine months ended September 30, 2017, the Company recorded a TDR for one commercial real estate loan which capitalized past-due interest over the remaining term of the loan in accordance with their bankruptcy filing.

There were no TDRs recorded during the three and nine months ended September 30, 2016.

There were no TDRs that defaulted, generally considered 90 days past due or longer, during the three and nine months ended September 30, 2017 and 2016, and for which default was within one year of the restructure date. TDRs did not have a material impact on the allowance for loan losses for the three and nine months ended September 30, 2017 and 2016.

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

The following table presents the Company’s loans by risk rating:

	September 30, 2017				December 31, 2016
	Commercial Real Estate	Construction	Commercial	Total	Commercial Real Estate	Construction	Commercial	Total
	(In thousands)

Loans rated 1 -4	$125,417	$123,576	$55,203	$304,196	$115,110	$110,390	$46,820	$272,320
Loans rated 5	1,493	—	314	1,807	5,433	—	1,569	7,002
Loans rated 6	2,596	—	640	3,236	—	—	958	958
Loans rated 7	580	—	—	580	591	—	—	591

Total	$130,086	$123,576	$56,157	$309,819	$121,134	$110,390	$49,347	$280,871

NOTE 7 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Fair value hierarchy

The Company groups its assets measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

Determination of fair value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances there are no quoted market prices for the Company’s various assets and liabilities. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the assets and liabilities.

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

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016 are summarized below.

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
September 30, 2017

Assets
Securities available for sale	$—	$65,731	$—	$65,731
Forward loan sale commitments	—	5	—	5

Total assets	$—	$65,736	$—	$65,736
Liabilities
Derivative loan commitments	$—	$3	$—	$3

December 31, 2016

Assets
Securities available for sale	$—	$64,648	$—	$64,648
Forward loan sale commitments	—	72	—	72

Total assets	$—	$64,720	$—	$64,720
Liabilities
Derivative loan commitments	$—	$17	$—	$17

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

	September 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)

Loans held for sale	$—	$—	$—	$—	$—	$1,454

There are no liabilities measured at fair value on a non-recurring basis at September 30, 2017 and December 31, 2016.

The following table presents the total losses on loans held for sale and impaired loans for the three and nine month periods ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Loans held for sale	$—	$(18)	$—	$(18)
Impaired loans	—	(4)	—	(118)
	$—	$(22)	$—	$(136)

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

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2017

Financial assets:
Cash and cash equivalents	$31,019	$31,019	$—	$—	$31,019
Certificates of deposit	100	100	—	—	100
Securities available for sale	65,731	—	65,731	—	65,731
FHLB stock	6,073	—	—	6,073	6,073
Loans held for sale	—	—	—	—	—
Loans, net	648,593	—	—	658,627	658,627
Accrued interest receivable	1,868	—	—	1,868	1,868
Forward loan sale commitments	5	—	—	5	5

Financial liabilities:
Deposits	$581,549	$—	$—	$581,269	$581,269
Short-term borrowings	27,000	—	27,000	—	27,000
Long-term debt	87,261	—	87,524	—	87,524
Subordinated debt	9,794	—	—	9,575	9,575
Accrued interest payable	244	—	—	244	244
Derivative loan commitments	3	—	3	—	3

December 31, 2016

Financial assets:
Cash and cash equivalents	$28,425	$28,425	$—	$—	$28,425
Certificate of deposit	100	100	—	—	100
Securities available for sale	64,648	—	64,648	—	64,648
FHLB stock	5,758	—	—	5,758	5,758
Loans held for sale	1,454	—	—	1,454	1,454
Loans, net	576,131	—	—	591,450	591,450
Accrued interest receivable	1,647	—	—	1,647	1,647
Forward loan sale commitments	72	—	72	—	72

Financial liabilities:
Deposits	$522,810	$—	$—	$523,479	$523,479
Short-term borrowings	21,250	—	21,250	—	21,250
Long-term debt	83,020	—	83,254	—	83,254
Subordinated debt	9,769	—	—	9,506	9,506
Accrued interest payable	140	—	—	140	140
Derivative loan commitments	17	—	17	—	17

NOTE 8 – EMPLOYEE STOCK OWNERSHIP PLAN

The Bank maintains an Employee Stock Ownership Plan (the “ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

The Company granted a loan to the ESOP for the purchase shares of the Company’s common stock on the closing date of the Company’s mutual to stock conversion in 2012. As of September 30, 2017, the ESOP held 181,508 shares or 7.28% of the common stock outstanding on that date. The loan obtained by the ESOP from the Company to purchase common stock is payable annually over 15 years at the rate of 3.25% per annum. The loan can be prepaid without penalty. Loan payments are expected to be funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares will be distributed to participants and cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Shares held by the ESOP at September 30, 2017 include the following:

Allocated	53,126
Committed to be allocated	9,629
Unallocated	118,753

181,508

The fair value of unallocated shares was $3.2 million at September 30, 2017.

Total compensation expense recognized in connection with the ESOP for the three and nine month periods ended September 30, 2017 was $86 thousand and $260 thousand, respectively.

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

The Company’s 2012 Equity Incentive Plan was terminated upon approval of the 2016 Equity Incentive Plan.

Stock Options

A summary of option activity under the 2012 Equity Incentive Plan for the nine months ended September 30, 2017 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)

Outstanding at beginning of period	222	$16.02	5.92
Granted	—	—	—
Exercised	(3)	$15.77	—
Forfeited	—	—	—

Outstanding at end of period	219	$16.02	5.42	$2,410

Options exercisable at end of period	155	$15.39	5.07	$1,737

For the three months ended September 30, 2017 and 2016, compensation expense applicable to the stock options was $54 thousand and $53 thousand, respectively, and the recognized tax benefit related to this expense was $10 thousand, in both periods.

For the nine months ended September 30, 2017 and 2016, compensation expense applicable to the stock options was $159 thousand and the recognized tax benefit related to this expense was $28 thousand in both years.

Unrecognized compensation expense for non-vested stock options totaled $79 thousand as of September 30, 2017, which will be recognized over the remaining weighted average vesting period of 0.42 years.

Stock Awards

The following table presents the activity in non-vested stock awards under the Equity Incentive Plans for the nine months ended September 30, 2017:

	Number of Shares	Grant-date Fair Value
	(In thousands)
Non-vested stock awards at beginning of period	51	$19.38
Restricted shares granted	5	27.65

Non-vested stock awards at end of period	56	$20.11

For the three months ended September 30, 2017 and 2016, compensation expense applicable to the stock awards was $121 thousand and $74 thousand, respectively, and the recognized tax benefit related to this expense was $134 thousand and $30 thousand, respectively.

For the nine months ended September 30, 2017 and 2016, compensation expense applicable to the stock awards was $334 thousand and $222 thousand, respectively, and the recognized tax benefit related to this expense was $134 thousand and $89 thousand, respectively.

Unrecognized compensation expense for non-vested restricted stock totaled $692 thousand as of September 30, 2017, which will be recognized over the remaining weighted average vesting period of 2.65 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net income applicable to common stock	$1,166	$755	$2,984	$2,214

Average number of common shares issued	2,490	2,458	2,488	2,458

Less: Average unallocated ESOP shares	(120)	(133)	(124)	(136)

Average number of common shares outstanding used to calculate basic earnings per common share	2,370	2,325	2,364	2,322
Effect of dilutive stock options	84	39	85	30

Average number of common shares outstanding used to calculate diluted earnings per share	2,454	2,364	2,449	2,352

Earnings per common share:
Basic	$0.49	$0.32	$1.26	$0.95
Diluted	$0.48	$0.32	$1.22	$0.94

All options were included in the computations of diluted earnings per share for the three and nine months ended September 30, 2017.

For the three and nine months ended September 30, 2016, options for 37,000 shares were not included in the computations of diluted earnings per share because to do so would have been anti-dilutive. Anti-dilutive shares are common stock equivalents with exercise prices in excess of the average market value of the Company’s stock for the periods presented.

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

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

General. Total assets increased $74.6 million, or 10.7%, from $695.3 million at December 31, 2016 to $769.8 million at September 30, 2017. Total asset growth was due to an increase in total loans of $72.8 million or 12.5%, an increase in securities available for sale of $1.1 million, or 1.7%, and an increase in cash and cash equivalents of $2.6 million, or 9.1%.

Loans. Growth in the loan portfolio of $72.8 million, or 12.5%, reflects market demands and our expansion efforts as well as a strategic focus to diversify our loan portfolio. Residential real estate loans increased $42.9 million to $311.0 million, compared to $268.6 million at December 31, 2016. The majority of growth in residential real estate was in adjustable-rate mortgages, but also included some fixed-rate loans, reflecting customer preferences. Construction loans increased $13.2 million, or 11.9%, primarily due to strong housing demands within our lending area. Commercial real estate loans increased $9.0 million, or 7.4%, as we have had recent success in expanding our business development efforts. Commercial loans increased $6.8 million, or 13.8%, due largely to our growing presence in the Boston market.

At September 30, 2017, past due loans totaled $1.7 million as compared to $1.8 million at December 31, 2016, as fewer customers are experiencing payment difficulties. Substantially all delinquent loans are secured by real estate collateral with values exceeding outstanding loan principal. Any losses expected on delinquent loans have been charged-off and amounted to $11 thousand and $117 thousand for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Securities. Total securities increased from $64.6 million at December 31, 2016 to $65.7 million at September 30, 2017, as excess liquidity was invested in tax-exempt municipal bonds.

Deposits. Total deposits increased $58.7 million, or 11.2%, from $522.8 million at December 31, 2016 to $581.5 million at September 30, 2017. Money market accounts increased $33.9 million, or 33.9%, due to our success in attracting new deposit relationships. Certificates of deposit increased $11.3 million, which included $13.0 million of new brokered deposits used to diversify our funding for liquidity and cash needs. Demand deposits and NOW accounts increased $15.2 million, or 11.7%, to $145.8 million as growth was realized in both retail and commercial accounts. Savings accounts decreased $1.7 million.

Borrowings. We use borrowings, primarily from the FHLB, to supplement our supply of funds for loans and securities, and to support short-term liquidity needs of the institution. Long-term debt, consisting entirely of FHLB advances, increased $4.2 million, or 5.1%, for the nine months ended September 30, 2017. Short-term borrowings consist entirely of advances from the FHLB with initial maturities less than one year. Balances of short-term borrowings increased $5.8 million, or 27.1%, since December 31, 2016. The balance of the subordinated debt was $9.8 million at September 30, 2017 and December 31, 2016.

Stockholders’ Equity. Stockholders’ equity increased $3.8 million, or 6.9%, from $55.2 million at December 31, 2016 to $59.0 million at September 30, 2017, primarily as a result of net income for the nine month period of $3.0 million, the Company’s equity incentive plans’ share-based compensation and ESOP expense of $753 thousand, an after-tax increase in the fair value of available for sale securities of $401 thousand, partially offset by dividends paid of $349 thousand.

Results of Operations for the Three Months Ended September 30, 2017 and 2016

Overview. Net income for the three months ended September 30, 2017 was $1.2 million, compared to net income of $755 thousand for the three months ended September 30, 2016, an increase of 54.4%. The $411 thousand increase was primarily due to an increase in net interest income and an increase in non-interest income, as non-interest expenses remained relatively flat. Net interest income increased $728 thousand to $5.8 million; non-interest income increased $89 thousand to $504 thousand in the 2017 quarter. Non-interest expense totaled $4.2 million for both quarters ended September 30, 2017 and 2016. The loan loss provision increased $125 thousand and income tax expense increased $278 thousand as compared to the 2016 prior period.

Net Interest Income. Net interest income for the three months ended September 30, 2017 increased $728 thousand, or 14.3%, as compared to the three months ended September 30, 2016. The increase in interest income was primarily due to increases in the average balances of loans. Interest expense increased, driven by overall deposit growth, higher rates offered on money market accounts, and increases in borrowings.

Interest and dividend income increased $993 thousand, or 15.7%, from $6.3 million for the three months ended September 30, 2016 to $7.3 million for the three months ended September 30, 2017. The average balance of interest-earning assets increased 16.4%, while the average rate earned on these assets decreased by four basis points (“bp”). Interest and fees on loans increased $909 thousand, or 15.6%, due to a 17.5% increase in the average balance of loans partially offset by an eight bp decrease in the average rate earned on loans. Contributing to the increase in loan interest income was the increase in residential real estate, construction loans, commercial real estate and commercial loan balances during the period. Interest income from investments increased $65 thousand, or 15.3%, due to an increase in the average balances for the three months ended September 30, 2017 as compared to the prior year period, as well as an increase in the average rate earned on these securities due, in part, to recent Federal Reserve interest rate increases.

Interest expense increased $265 thousand, or 21.7% primarily due to an increase in average balances of interest-bearing deposits, and short and long-term debt. Deposit expense increased $138 thousand, or 17.7%. The average balance of interest-bearing deposits increased $52.3 million, or 12.8%, in the three months ended September 30, 2017, compared to the same period in 2016 and the average rate paid on interest bearing deposits increased three bps. Interest expense on money market accounts increased by $62 thousand to $169 thousand. The rate paid on money market accounts increased eight bps primarily due to a higher rate structure for these accounts than in the prior year along with the increase of the average balance of money market accounts of $32.3 million to $123.8 million, as compared to the prior year period. The cost of term certificates of deposit increased $83 thousand to $623 thousand as balances in our retail products, deposits generated through a national certificate of deposit clearinghouse and brokered CDs have increased. Rates paid on certificates of deposit balances have remained flat as compared to the same period last year. Long-term debt expense increased $62 thousand from year to year. The average balance of long-term FHLB advances increased from $74.1 million to $95.1 million, while rates paid on long-term FHLB advances decreased from 1.34% to 1.32%. Interest expense on short-term borrowings totaled $95 thousand in the three month period ended September 30, 2017, compared to $29 thousand in the three months ended September 30, 2016 due to increases in the average balance combined with rates increasing by 81 bps.

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

	For the Three Months Ended September,
	2017			2016
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
Interest-earning assets:
Short-term investments	$24,706	$78	1.24%	$14,792	$17	0.46%
Debt securities:
Taxable	53,318	337	2.51	59,053	355	2.39
Tax-exempt	12,616	77	2.41	8,760	54	2.43
Total loans and loans held for sale	641,681	6,747	4.17	546,311	5,838	4.25
FHLB stock	6,395	66	4.14	5,481	48	3.51
Total interest-earning assets	738,716	7,305	3.92	634,397	6,312	3.96
Allowance for loan losses	(5,608)			(5,263)
Total interest-earning assets less allowance for loan losses	733,108			629,134
Non-interest-earning assets	22,814			21,122
Total assets	$755,922			$650,256
Interest-bearing liabilities:
Regular savings accounts	$95,012	106	0.44	$101,280	111	0.44%
NOW checking accounts	33,494	21	0.25	34,774	23	0.26
Money market accounts	123,830	169	0.54	91,512	107	0.46
Certificates of deposit	208,295	623	1.19	180,811	540	1.19
Total interest-bearing deposits	460,631	919	0.79	408,377	781	0.76
Short-term borrowings	27,033	95	1.39	19,728	29	0.58
Long-term debt	95,123	316	1.32	74,124	254	1.34
Subordinated debt	9,789	158	6.41	9,755	159	6.50
Total interest-bearing liabilities	592,576	1,488	1.00	511,984	1,223	0.95
Non-interest-bearing demand deposits	100,823			79,926
Other non-interest-bearing liabilities	3,511			2,865
Total liabilities	696,910			594,775
Stockholders’ equity	59,012			55,481
Total liabilities and stockholders’ equity	$755,922			$650,256
Net interest income		$5,817			$5,089
Net interest rate spread (2)			2.93%			3.01%
Net interest-earning assets (3)	$146,140			$122,413
Net interest margin (4)			3.12%			3.19%
Average total interest-earning assets to average total interest-bearing liabilities	124.66%			123.91%

(1)	Ratios for the three month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
	Increase (Decrease) Due to		Total Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Short-term investments	$17	$44	$61
Debt securities:
Taxable	(41)	23	(18)
Tax-exempt	23	—	23
Total loans and loans held for sale	984	(75)	909
FHLB stock	9	9	18
Total interest-earning assets	992	1	993

Interest-bearing liabilities:
Regular savings	(7)	2	(5)
NOW checking	(1)	(1)	(2)
Money market	42	20	62
Certificates of deposit	81	2	83
Total interest-bearing deposits	115	23	138
Short-term borrowings	14	52	66
Long-term debt	69	(7)	62
Subordinated debt	3	(4)	(1)
Total interest-bearing liabilities	201	64	265

Increase (decrease) in net interest income	$791	$(63)	$728

Provision for Loan Losses. The provision for loan losses was $250 thousand for the three months ended September 30, 2017, compared to $125 thousand for the three month period ended September 30, 2016. In the 2017 period, the provision reflects the overall growth in the portfolio, management’s estimate of loan losses based upon historical loan portfolio performance as well as environmental considerations such as the strength of the regional economy and organizational knowledge and expertise.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	September 30,
(Dollars in thousands)	2017	2016
Allowance at beginning of period	$5,543	$5,186
Provision for loan losses	250	125
Charge-offs	—	(4)
Recoveries	—	—
Net charge-offs	—	(4)

Allowance at end of period	$5,793	$5,307
Allowance for loan losses to nonperforming loans at end of period	998.45%	878.62%
Allowance for loan losses to total loans at end of period	0.89%	0.96%
Net charge-offs to average loans outstanding during the period	N/A	0.00%

Non-interest Income. Non-interest income totaled $504 thousand, an increase of $89 thousand or 21.4%. Wealth management fees increased $54 thousand, or 20.8%, as compared to the prior year as assets under management increased to $346.8 million as of September 30, 2017 up from $297.5 million at September 30, 2016. Income from mortgage banking activities in 2017 decreased $37 thousand as sales of longer-term, fixed rate mortgage loans were lower as compared to the prior year. Miscellaneous income increased $48 thousand due to an increase in fees on customer interest rate swaps. Customer service fees increased $23 thousand mainly due to an increase in ATM network interchange fees.

Non-interest Expense. Non-interest expense totaled $4.2 million for the three months ended September 30, 2017, relatively unchanged from the three months ended September 30, 2016. Salaries and employee benefits were lower by $31 thousand due to several open positions and reductions in the 401k employer match. Occupancy and equipment was lower by $24 thousand due to lower depreciation expense. Professional fees are also lower by $52 thousand due primarily to recruiting costs related to the hiring of several senior executives in 2016. These reductions were offset by increased data processing cost of $29 thousand and other general administrative costs, such as advertising and insurance which increased $53 thousand attributable to expanding business volumes and operations. FDIC insurance costs increased $28 thousand, or 23.0%, due to growth, new quarterly assessment rates and higher assessment balances.

Income Taxes. An income tax provision of $741 thousand was recorded during the quarter ended September 30, 2017, compared to a provision of $463 thousand in the comparable 2016 quarter. The effective tax rate for the 2017 three month period was 38.9%, compared with 38.0% for the 2016 three month period.

Results of Operations for the Nine Months Ended September 30, 2017 and 2016

Overview. Net income for the nine months ended September 30, 2017 was $3.0 million, compared to net income of $2.2 million for the nine months ended September 30, 2016, an increase of 34.8%. The $770 thousand increase was primarily due to increased net interest income of $1.8 million and increased non-interest income of $204 thousand, partially offset by increases in non-interest expense of $648 thousand, provision of income taxes of $524 thousand, and provision for loan losses of $60 thousand.

Net Interest Income. Net interest income for the nine months ended September 30, 2017 increased $1.8 million, or 12.2%, as compared to the nine months ended September 30, 2016. The increase in net interest income was primarily due to an increase in interest income of $2.3 million, or 12.3%, partially offset by interest expenses that increased $464 thousand, or 12.8%, during the period.

Interest and dividend income increased $2.3 million, or 12.3%, from $18.4 million for the nine months ended September 30, 2016 to $20.7 million for the nine months ended September 30, 2017. The average balance of interest-earning assets increased 12.3%, while the average rate earned on these assets decreased by four bps. Interest and fees on loans increased $2.1 million, or 12.2%, due to a 14.8% increase in the average balance of loans partially offset by a nine bps decrease in the average rate earned on loans. Contributing to the increase in loan income was the increase in residential real estate, construction loan, commercial real estate and commercial loan balances during the period. Interest income from investments increased $152 thousand, or 12.2%, due to an increase in the average balances for the nine months ended September 30, 2017 as compared to the prior year period, as well as an increase in the average rate earned on these securities, due, in part, to recent Federal Reserve interest rate increases.

Interest expense increased $464 thousand, or 12.8%, primarily due to an increase in average balances of interest-bearing deposits and long-term debt. Interest-bearing deposit expense increased $220 thousand, or 9.5%. The average balance of interest-bearing deposits increased $40.6 million, or 10.1%, in the nine months ended September 30, 2017, as compared to the same period in 2016, while the average rate paid on interest-bearing deposits remained flat at 77 bps. Interest expense on money market accounts increased $106 thousand. The rate paid on money market accounts increased two bps to 50 bps while the average balance of these accounts increased $23.7 million to $111.7 million, as compared to the prior year period. The cost of term certificates of deposit increased $120 thousand to $1.7 million as balances in our retail products, deposits generated through a national certificate of deposit clearinghouse, and brokered CDs have increased, partially offset by a three bp decrease in the rates paid to acquire these balances, as compared to the same period last year. Long-term debt expense increased $141 thousand from year to year. The average balance of long-term FHLB advances increased from $74.0 million to $91.9 million, while rates paid on long-term FHLB advances decreased from 1.35% to 1.31%. Interest expense on short-term borrowings totaled $175 thousand in the nine months ended September 30, 2017, compared to $69 thousand in the nine months ended September 30, 2016 as average balances increased $3.8 million and rates paid increased 60 bps.

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

	For the Nine Months Ended September 30,
	2017			2016
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
Interest-earning assets:
Short-term investments	$21,725	$163	1.00%	$16,733	$57	0.47%
Debt securities:
Taxable	54,138	1,009	2.49	57,844	1,025	2.37
Tax-exempt	11,993	224	2.49	8,470	161	2.52
Total loans and loans held for sale	607,356	19,079	4.20	529,182	17,009	4.29
FHLB stock	6,189	182	3.93	5,402	143	3.54
Total interest-earning assets	701,401	20,657	3.94	617,631	18,395	3.98
Allowance for loan losses	(5,498)			(5,198)
Total interest-earning assets less allowance for loan losses	695,903			612,433
Non-interest-earning assets	22,446			20,599
Total assets	$718,349			$633,032
Interest-bearing liabilities:
Regular savings accounts	$96,719	325	0.45	$99,846	336	0.45%
NOW checking accounts	34,159	67	0.26	32,099	62	0.26
Money market accounts	111,679	419	0.50	87,970	313	0.48
Certificates of deposit	200,554	1,729	1.15	182,603	1,609	1.18
Total interest-bearing deposits	443,111	2,540	0.77	402,518	2,320	0.77
Short-term borrowings	20,262	175	1.15	16,496	69	0.55
Long-term debt	91,864	901	1.31	74,048	760	1.35
Subordinated debt	9,780	474	6.49	9,749	477	6.51
Total interest-bearing liabilities	565,017	4,090	0.97	502,811	3,626	0.96
Non-interest-bearing demand deposits	92,532			73,230
Other non-interest-bearing liabilities	3,191			2,677
Total liabilities	660,740			578,718
Stockholders’ equity	57,609			54,314
Total liabilities and stockholders’ equity	$718,349			$633,032
Net interest income		$16,567			$14,769
Net interest rate spread (2)			2.97%			3.02%
Net interest-earning assets (3)	$136,384			$114,820
Net interest margin (4)			3.16%			3.19%
Average total interest-earning assets to average total interest-bearing liabilities	124.14%			122.84%

(1)	Ratios for the nine month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
	Increase (Decrease) Due to		Total Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Short-term investments	$22	$84	$106
Debt securities:
Taxable	(80)	64	(16)
Tax-exempt	66	(3)	63
Total loans and loans held for sale	2,463	(393)	2,070
FHLB stock	22	17	39
Total interest-earning assets	2,493	(231)	2,262

Interest-bearing liabilities:
Regular savings	(10)	(1)	(11)
NOW checking	4	2	5
Money market	88	18	106
Certificates of deposit	155	(36)	120
Total interest-bearing deposits	237	(17)	220
Short-term borrowings	19	87	106
Long-term debt	174	(33)	141
Subordinated debt	—	(3)	(3)
Total interest-bearing liabilities	430	34	464

Increase (decrease) in net interest income	$2,063	$(265)	$1,798

Provision for Loan Losses. The provision for loan losses was $372 thousand for the nine months ended September 30, 2017, compared to $312 thousand for the nine month period ended September 30, 2016. In the 2017 period, the provision reflects the overall growth of the loan portfolio, management’s estimate of loan losses based upon historical loan portfolio performance as well as environmental considerations such as the strength of the regional economy and organizational knowledge and expertise.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2017	2016
Allowance at beginning of period	$5,432	$5,112
Provision for loan losses	372	312
Charge-offs:	(11)	(117)
Recoveries	—	—
Net charge- offs	(11)	(117)

Allowance at end of period	$5,793	$5,307
Allowance for loan losses to nonperforming loans at end of period	998.45%	878.62%
Allowance for loan losses to total loans at end of period	0.89%	0.96%
Net charge-offs to average loans outstanding during the period	0.00%	0.02%

Non-interest Income. Non-interest income totaled $1.5 million, an increase of $204 thousand, or 16.1%, as income from wealth management fees in 2017 increased $208 thousand as assets under management increased to $346.8 million as of September 30, 2017 up from $297.5 million at September 30, 2016. Mortgage banking activities in 2017 decreased $120 thousand compared to 2016 due to lower mortgage sales volumes. Other non-interest income increased $97 thousand due to increases in fees on customer interest rate swaps and ATM network interchange fees.

Non-interest Expense. Non-interest expense increased $648 thousand to $12.8 million during the nine months ended September 30, 2017, from $12.1 million for the nine months ended September 30, 2016. Factors that contributed to the increase in non-interest expense during the 2017 period were increased salaries and employee benefits of $399 thousand, or 5.6%, primarily attributable to the recognition of a full nine months of expenses related to our Newton Centre office which opened in April 2016, along with several strategic hires in late 2016. FDIC insurance costs increased $166 thousand, or 59.1%, as new quarterly assessment rates were implemented and assessment balances increased. Data processing expense was higher by $77 thousand from the prior year period due to increasing business volumes. Advertising grew $44 thousand, largely associated with our efforts to generate deposits. Occupancy and equipment expense increased $29 thousand resulting from normal rent increases and additional rent and other expense associated with our Newton Centre office space. Professional fees decreased $166 thousand, as one-time charges were incurred during 2016 for certain staffing searches.

Income Taxes. An income tax provision of $1.9 million was recorded during the nine months ended September 30, 2017 compared to a provision of $1.4 million in the comparable 2016 period. The effective tax rate for the 2017 nine month period was 38.9%, compared with 38.4% for the 2016 nine month period.

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

Our most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and securities available for sale. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At September 30, 2017, cash and cash equivalents, which include short-term investments, totaled $31.0 million. Securities classified as available-for-sale, whose aggregate fair value of $65.7 million exceeds cost, provide additional sources of liquidity.

At September 30, 2017, we had $27.0 million in short-term borrowings outstanding, represented entirely by FHLB advances, and $87.3 million in long-term debt, also consisting entirely of FHLB advances. At September 30, 2017, we had a total of $36.1 million in unused borrowing capacity from the FHLB. Short-term borrowings are generally used to fund temporary cash needs due to the timing of loan originations and deposit gathering activities. Long-term debt is generally used to provide for longer-term funding needs of the Company, including the match funding of loans originated for portfolio. At September 30, 2017, we also had the ability to borrow $5.0 million from the Co-operative Central Bank on an unsecured basis, a credit line of $5.0 million with a correspondent bank, and $9.1 million from the Federal Reserve Bank under a collateralized borrowing program, none of which was outstanding at that date.

At September 30, 2017, we had $129.0 million in loan commitments outstanding, which included $50.0 million in unadvanced funds on construction loans, $33.1 million in unadvanced home equity lines of credit, $24.6 million in unadvanced commercial lines of credit, and $20.1 million in new loan originations.

Term certificates of deposit due within one year of September 30, 2017 amounted to $142.9 million, or 69.3%, of total term certificates, an increase of $19.9 million from $123.0 million at December 31, 2016. Balances of term certificates maturing in more than one year decreased to $63.4 million as compared to $72.0 million at December 31, 2016. Balances of term certificates that mature within one year reflect customer preferences for greater liquidity of personal funds, while longer-dated certificates reflect a willingness among customers to accept current interest rates for extended time periods. If maturing deposits are not renewed, we will be required to seek other sources of funds, including new term certificates and other borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing funds. Management believes, however, based on past experience that a significant portion of our term certificates will be renewed. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and will have to provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income will be dividends received from the Bank and earnings from investment of net proceeds from the offering retained by the Company. Massachusetts banking law and FDIC regulations limit distributions of capital. In addition, the Company is subject to the policy of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality and overall financial condition. At September 30, 2017, the Company had $301 thousand of liquid assets as represented by cash and cash equivalents on an unconsolidated basis.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks, including a risk-based capital measure. The Company is also subject to similar capital requirements set by the Federal Reserve Board. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. In July 2013, the Federal Reserve Board released its final rules, which implemented the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. These rules became effective January 1, 2016 for community banks and increased both the quality and quantity of capital held by banks. The final rule implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Consistent with the international Basel framework, the final rule included a new minimum capital requirement of common equity Tier I capital to risk-weighted assets of 4.5% and a common equity Tier I capital conservation buffer of 2.5% of risk-weighted assets. The capital conservation buffer is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets, increasing each year until fully implemented to 2.5% on January 1, 2019. At September 30, 2017, the capital conservation buffer was 1.250%. In addition, the final rule raises the minimum ratio of Tier I capital to risk-weighted assets requirement from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations.

At September 30, 2017, the Bank was well-capitalized under the January 1, 2016 rules. Management believes the Bank’s capital levels will be characterized as “well-capitalized” upon full implementation of the new rules.

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

For the nine months ended September 30, 2017, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Qualitative Aspects of Market Risk

One significant risk affecting the financial condition and operating results of the Company and the Bank is interest rate risk. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes the following: originating adjustable-rate loans for retention in our loan portfolio; selling in the secondary market newly originated, conforming longer-term fixed rate residential mortgage loans; promoting core deposit products; adjusting the maturities of borrowings; and, adjusting the investment portfolio mix and duration.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income and equity simulations. The simulations use projected repricing of assets and liabilities at September 30, 2017 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on the simulations. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slowed and would increase if prepayments accelerated. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will occur.

The following table reflects the estimated effects of changes in interest rates on the present value of our equity at September 30, 2017 and on our projected net interest income from September 30, 2017 through September 30, 2018.

	As of September 30, 2017			Over the Next 12 Months Ending September 30, 2018
	Present Value of Equity			Projected Net Interest Income
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
300 bp	$91,773	$(7,320)	(7.39)%	$22,624	$(1,140)	(4.80)%
200	95,972	(3,121)	(3.15)	23,094	(670)	(2.82)
0	99,093	—	—	23,764	—	—
(100)	90,672	(8,421)	(8.50)	23,410	(354)	(1.49)

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 24, 2017. As of September 30, 2017, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Defaults Upon Senior Securities

Not applicable.

Item 3. Mine Safety Disclosures

Not applicable.

Item 4. Other Information

Not applicable.

Item 5. Exhibits

3.1	Amended and Restated Articles of Incorporation of Wellesley Bancorp, Inc. (1)

3.2	Bylaws of Wellesley Bancorp, Inc. (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the exhibits to Wellesley Bancorp, Inc.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-176764), filed with the Securities and Exchange Commission on November 7, 2011.
(2)	Incorporated herein by reference to the exhibits to Wellesley Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-176764), filed with the Securities and Exchange Commission on September 9, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLESLEY BANCORP, INC.

Dated:	November 9, 2017	By:	/s/ Thomas J. Fontaine
Thomas J. Fontaine
President and Chief Executive Officer
(principal executive officer)

Dated:	November 9, 2017	By:	/s/ Michael W. Dvorak
Michael W. Dvorak
Chief Financial Officer and Treasurer
(principal accounting and financial officer)

