Form 10-K
period 2017-12-31
Wellesley Bancorp, Inc.
filed 2018-03-29
CIK 1526952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” , and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2017 was $68,968,900, based on a closing price of $27.70.

As of March 15, 2018, the registrant had 2,506,532 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2018 annual meeting of stockholders (Part III).

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

Competition

We face significant competition for deposits and loans. Our most direct competition for deposits has historically come from the financial institutions operating in our primary market area and from other financial service companies such as securities brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds and mutual funds. At June 30, 2017, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (“FDIC”), we held 1.8% of the deposits in Norfolk County, which was the 14th largest market share among the 48 financial institutions with offices in Norfolk County. At June 30, 2017, we also held 14.2% of the deposits in the town of Wellesley, which was the third largest market share among the 16 financial institutions with offices in Wellesley. Some of the banks owned by large national and regional holding companies and other community-based banks that also operate in our primary market area are larger than we are and, therefore, may have greater resources or offer a broader range of products and services.

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

Lending Activities

Residential Mortgage Loans. The largest segment of our loan portfolio is residential mortgage loans, which enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. At December 31, 2017, residential mortgage loans were $329.0 million, or 47.5%, of our total loan portfolio, consisting of $31.4 million and $297.6 million of fixed-rate and adjustable-rate loans, respectively. We offer fixed-rate and adjustable-rate residential mortgage loans with terms up to 30 years. Generally, our fixed-rate loans conform to Fannie Mae and Freddie Mac underwriting guidelines and are originated with the intention to sell. Our adjustable-rate mortgage loans generally adjust every three years after an initial fixed period that ranges from three to ten years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a specified percentage above a representative U.S. Treasury index. Depending on the loan type, the maximum amount by which the interest rate may increase or decrease is generally 2% per adjustment period and the lifetime interest rate caps range from 5% to 6% over the initial interest rate of the loan.

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

Commercial Real Estate Loans. We also offer fixed-rate and adjustable-rate mortgage loans secured by commercial real estate properties, including loans secured by multi-family real estate properties. At December 31, 2017, commercial real estate loans were $138.8 million, or 20.1%, of our total loan portfolio, inclusive of $34.1 million in multi-family real estate loans. The commercial real estate loan portfolio consisted of $18.9 million in fixed-rate loans and $119.9 million in adjustable-rate loans at December 31, 2017. Our primary focus is individual commercial real estate loan originations to small and mid-size owner occupants and investors in amounts between $1.0 million and $5.0 million. The average size for loans in this portfolio was $1.2 million at December 31, 2017. Our commercial real estate and multi-family loans are generally secured by properties used for business purposes such as office buildings, warehouses, retail facilities and apartment buildings. In addition to originating these loans, we also occasionally participate in commercial real estate loans with other financial institutions located primarily in Massachusetts.

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

At December 31, 2017, our largest commercial real estate loan was for $10.0 million and was secured by a memory care facility. At December 31, 2017, our largest multi-family real estate loan was for $4.1 million and was secured by an income producing property. Both of these loans were performing according to their original repayment terms at December 31, 2017.

Construction Loans. At December 31, 2017, construction loans were $120.0 million, or 17.3%, of our total loan portfolio. We primarily originate construction loans to contractors and builders, and to a lesser extent, individuals, to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including small industrial buildings and retail and office buildings. Our construction loans generally are fixed-rate, interest-only loans that provide for the payment of interest only during the construction phase, which usually ranges from 12 to 24 months. The interest rates on our construction loans generally give consideration to the prime rate as published in the Wall Street Journal and market conditions. Construction loans generally are made with a loan-to-value ratio of up to 75% of the appraised market value estimated upon completion of the project, but may be made up to a maximum loan-to-value ratio of 80%. As appropriate to the underwriting and appraisal process for certain property classes, a “discounted cash flow analysis” may be utilized. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan. Generally, our construction loans do not provide for interest payments to be funded by interest reserves.

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

Most of our loans for the construction of residential properties are for residences being built that have not been sold prior to commencement of construction (speculative loans). Construction loans secured by speculative residential loan projects totaled $83.0 million or 12.0% of our loan portfolio, loans secured by owner-occupied residential real estate totaled $28.7 million, or 4.2% of our loan portfolio, and loans secured by other commercial loan projects totaled $8.3 million or 1.2% of our loan portfolio.

At December 31, 2017, our largest outstanding construction loan relationship was for multiple speculative residential projects aggregating $11.2 million, of which $9.8 million was outstanding. These projects are secured by properties located in communities in our primary lending area, which are to be built and marketed as single family residences and townhouses. This relationship was performing according to its original repayment terms at December 31, 2017.

Commercial Business Loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. At December 31, 2017, commercial business loans were $68.0 million, or 9.8% of our total loan portfolio. Commercial lending products include term loans, revolving lines of credit and equipment loans. Commercial business loans and lines of credit are made with either variable or fixed rates of interest. Variable rates generally are based on the prime rate as published in The Wall Street Journal, plus a margin. Fixed-rate business loans are generally priced by considering the prime rate and the comparable cost of funding, typically from published rates of the Federal Home Loan Bank of Boston. Commercial business loans typically have shorter maturity terms and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We focus our efforts on small- to medium-sized, privately-held companies with local or regional businesses that operate in our market area. In addition, commercial business loans are generally made to existing customers having a business or individual deposit account, or new borrowers who are required to establish appropriate deposit relationships with Wellesley Bank, if not already a depositor.

When making commercial loans, we consider the financial statements of the borrower, their borrowing history, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, primarily accounts receivable, inventory and equipment. These loans are generally supported by personal guarantees. At December 31, 2017, our largest commercial business loan was $7.3 million. The loan is secured by land and leasehold improvements and was performing according to its original terms at December 31, 2017. Our largest commercial line of credit was $7.5 million and was secured by marketable securities. At December 31, 2017, the balance outstanding on this line of credit was $7.0 million and was performing according to its original terms.

Home Equity Lines of Credit. We offer home equity lines of credit, which are generally secured by owner-occupied residences. At December 31, 2017, home equity lines of credit were $36.4 million, or 5.3% of our total loan portfolio. Home equity lines of credit have adjustable rates of interest with ten-year draws amortized over 15 years that are indexed to the Prime Rate as published by The Wall Street Journal and generally are subject to an interest rate floor. Our home equity lines of credit generally have a monthly variable interest rate. We offer home equity lines of credit with cumulative loan-to-value ratios generally up to 85%, when taking into account both the balance of the home equity loans and first mortgage loan.

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

Other Consumer Loans. We occasionally make fixed-rate second mortgage loans, automobile loans, loans secured by passbook or certificate accounts and overdraft loans. At December 31, 2017, other consumer loans were $214 thousand or 0.1% of total loans.

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

For the years ended December 31, 2017 and 2016, we originated loans totaling $329.8 million and $283.6 million, respectively. For the year ended December 31, 2017, we sold $11.7 million of loans originated for sale, all of which were residential mortgage loans. For the year ended December 31, 2016, we sold $30.7 million, all of which were residential mortgage loans. At December 31, 2017 and 2016, we had no loans sold with recourse.

Loan Approval Procedures and Authority. Our lending activities follow written, nondiscriminatory underwriting standards and loan origination procedures established by our Board of Directors and management. Loans in excess of $2.5 million must be authorized by a member of the Security Committee of the Board of Directors while loans in excess of $6.0 million must be authorized by a majority of the members of the Security Committee.

Loans-to-One Borrower Limit and Loan Category Concentration. The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited by statute to 20% of our capital, which is defined under Massachusetts law as the sum of our capital stock, surplus account and undivided profits. Obligations secured by a first lien residential mortgage are excluded from the total borrower obligations for purposes of this computation. At December 31, 2017, our regulatory limit on loans-to-one borrower was approximately $11.8 million. At that date, our largest single borrower lending relationship was $11.2 million and consisted of multiple loans secured by leasehold mortgages, leasehold improvements, equipment and assignments of contracts. These loans were performing in accordance with their original repayment terms at December 31, 2017.

Loan Commitments. We issue commitments for fixed-rate and adjustable-rate residential mortgage loans and other loans conditioned upon the occurrence of certain events. Commitments to originate residential mortgage loans are legally binding agreements to lend to our customers. Generally, these loan commitments expire after 60 days.

Investment Activities

We have legal authority to invest in various types of securities, including U.S. Treasury obligations, obligations of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank of Boston, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities through December 31, 2017.

At December 31, 2017, our investment portfolio consisted primarily of residential mortgage-backed securities and bonds issued by U.S. government agencies and government-sponsored enterprises, state and municipal bonds, SBA and other asset-backed securities, and investment grade corporate bonds.

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

Borrowings. We utilize advances from the Federal Home Loan Bank of Boston to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances utilizing certain of our whole first mortgage loans and other assets as collateral (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. At December 31, 2017, we had advances outstanding with the Federal Home Loan Bank of Boston totaling $115.2 million, of which, short-term advances, those with original maturities less than one year, totaled $38.0 million. At December 31, 2017, we had the ability to borrow a total of approximately $55.1 million in additional funds from the FHLB. At December 31, 2017, we also had an available line of credit of $1.3 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily. We had no overnight advances with the Federal Home Loan Bank on this date. All of our borrowings from the Federal Home Loan Bank are secured by a blanket lien on residential real estate loans.

The Co-operative Central Bank provides funds in the form of loans for liquidity purposes which are available to all cooperative member banks. Loan advances will generally be made on an unsecured basis up to $5.0 million provided the following: the aggregate loan balance is less than 5% of total deposits of the member bank; the member bank’s primary capital ratio is in excess of 5%; the member bank meets the required CAMELS rating; and the quarterly and year-to-date net income before extraordinary items is positive. At December 31, 2017, we had $5.0 million of unsecured borrowing capacity with the Co-operative Central Bank, none of which was outstanding.

At December 31, 2017, we had the ability to borrow $8.9 million under a collateralized borrower-in-custody agreement with the Federal Reserve Bank of Boston, none of which was outstanding and also had a $5.0 million unsecured line of credit with a correspondent bank, none of which was outstanding.

In December 2015, the Company issued $10.0 million of 6.0% fixed-to-floating rate, subordinated debentures maturing in 2025 to qualified institutional investors.

Personnel

As of December 31, 2017, we had 67 full-time employees and five part-time employees, none of whom are represented by a collective bargaining unit. We believe our relationship with our employees is good and productive.

Subsidiaries

Wellesley Bank is a subsidiary of Wellesley Bancorp. The following are descriptions of Wellesley Bank’s wholly-owned subsidiaries:

Wellesley Investment Partners, LLC. Wellesley Investment Partners, LLC, established in 2007, is a Massachusetts limited liability company that offers high net worth individuals endowment customized fee-based investment advisory services. Customer securities are held by an independent third party custodian. Wellesley Investment Partners is an SEC-registered investment advisor.

Wellesley Securities Corporation. Wellesley Securities Corporation, established in 1992, is a Massachusetts corporation that engages in buying, selling and holding securities on its own behalf. As a Massachusetts securities corporation, the income earned on Wellesley Securities Corporation’s investment securities is subject to a lower state tax rate than that assessed on income earned on investment securities maintained at Wellesley Bank. At December 31, 2017, $26.5 million of securities were held by Wellesley Securities Corporation.

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

The Dodd-Frank Act also created the Consumer Financial Protection Bureau with extensive powers to implement and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings associations, among other things, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings associations with more than $10 billion in assets. Banks and savings associations with $10 billion or less in assets will continue to be examined for compliance with federal consumer protection and fair lending laws by their applicable primary federal bank regulators. The Dodd-Frank Act also weakens the federal preemption available for national banks and federal savings associations and gives state attorneys and state banking regulators general certain authority to enforce applicable federal consumer protection laws.

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

The Massachusetts banking legislation, among other things, attempts to synchronize Massachusetts laws with certain federal requirements in the same area, streamline the process for an institution to engage in activities permissible for federally chartered and out-of-state institutions, consolidate corporate governance statutes and provide authority for the Commissioner to establish a tiered supervisory system for Massachusetts-chartered institutions based on factors such as asset size, capital level, balance sheet composition, examination rating, compliance and other factors deemed appropriate.

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

Protection of Personal Information. Massachusetts has adopted regulatory requirements intended to protect personal information. The requirements are similar to existing federal laws such as the Gramm-Leach-Bliley Act of 1999, discussed below under “—Federal Regulations—Other Regulations,” that require organizations to establish written information security programs to prevent identity theft. The Massachusetts regulation also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.

Massachusetts has other statutes or regulations that are similar to certain of the federal provisions discussed below.

Federal Regulations

Capital Requirements. In July 2013, the Federal Reserve Board and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called “Basel III,” and address relevant provisions of the Dodd-Frank Act. Basel III refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which became effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements applicable to Wellesley Bank are: (1) a common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6%; (3) a total capital ratio of 8%; and, (4) a Tier 1 leverage ratio of 4%. The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 are grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and will result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%; (2) a Tier 1 capital ratio of 8.5%; and (3) a total capital ratio of 10.5%. The new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

In September 2017, the Federal Reserve Board, the FDIC, and the Office of the Comptroller of the Currency (OCC) proposed a rule intended to reduce regulatory burden by simplifying several requirements in the agencies' regulatory capital rule. Most aspects of the proposed rule would apply only to banking organizations that are not subject to the “advanced approaches” in the capital rule, which are generally firms with less than $250 billion in total consolidated assets and less than $10 billion in total foreign exposure. The proposal would simplify and clarify a number of the more complex aspects of the existing capital rule. Specifically, the proposed rule simplifies the capital treatment for certain acquisition, development, and construction loans, mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions, and minority interest. A final rule has not yet been issued.

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

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts, primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts. For 2017, the regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $99.6 million; a 10% reserve ratio is applied above $99.6 million. The first $15.5 million of otherwise reservable balances are exempted from the reserve requirements. Wellesley Bank complies with the foregoing requirements.

Federal Home Loan Bank System. Wellesley Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston, Wellesley Bank is required to acquire and hold a specified amount of shares of capital stock in the Federal Home Loan Bank of Boston. As of December 31, 2017, Wellesley Bank was in compliance with this requirement.

Other Regulations

Some interest and other charges collected or contracted by Wellesley Bank are subject to state usury laws and federal laws concerning interest rates and charges. Wellesley Bank’s operations also are subject to state and federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; and

•	Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies,

The deposit operations of Wellesley Bank also are subject to the following state and federal laws:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, as well as Chapter 167B of the General Laws of Massachusetts, that govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Electronic Check Clearing for the 21st Century Act (also known as “Check 21”), which allows banks to create and receive “substitute checks” (reproduction of the original check), and discloses the customers rights regarding “substitute checks” pertaining to these items having the “same legal standing as the original paper check;”

•	Gramm-Leach-Bliley Act privacy statute which requires each depository institution to disclose its privacy policy, identify parties with whom certain nonpublic customer information is shared and provide customers with certain rights to “opt out” of disclosure to certain third parties;

•	Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expands the responsibilities of financial institutions in preventing the use of the United States financial system to fund terrorist activities. Among other things, the USA PATRIOT Act and the related regulations requires banks operating in the United States to develop anti-money laundering compliance programs, due diligence policies and controls to facilitate the detection and reporting of money laundering;

•	The Fair and Accurate Reporting Act of 2003, as an amendment to the Fair Credit Reporting Act, as noted previously, which includes provisions to help reduce identity theft by providing procedures for the identification, detection, and response to patterns, practices, or specific activities—known as “red flags”; and

•	Truth in Savings Act, which establishes the requirement for clear and uniform disclosure of terms and conditions regarding deposit interest and fees to help promote economic stability, competition between depository institutions, and allow the consumer to make informed decisions.

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

A bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of more than 5% of the voting securities of any company engaged in nonbanking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be closely related to banking are: (1) making or servicing loans; (2) performing certain data processing services; (3) providing securities brokerage services; (4) acting as fiduciary, investment or financial advisor; (5) leasing personal or real property under certain conditions; (6) making investments in corporations or projects designed primarily to promote community welfare; and (7) acquiring a savings association.

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

Massachusetts Holding Company Regulation. Under Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a cooperative bank, is regulated by the Massachusetts Division of Banks as a bank holding company. Each such bank holding company: (1) must obtain the approval of the Massachusetts Board of Bank Incorporation before engaging in certain transactions, such as the acquisition of more than 5% of the voting stock of another banking institution; (2) must register, and file reports, with the Massachusetts Division of Banks; and (3) is subject to examination by the Division of Banks. Wellesley Bancorp would become a bank holding company regulated by the Massachusetts Division of Banks if it acquires a second banking institution and holds and operates it separately from Wellesley Bank.

Federal Securities Laws. Our common stock is registered with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934, as amended. We are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

Federal Income Taxation

General. We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have not been audited in the most recent five year period. For its 2017 fiscal year, Wellesley Bank’s maximum federal income tax rate was 34.0%. On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law, which decreases the federal tax rate to 21.0% beginning January 1, 2018. The fourth quarter of 2017 and full-year 2017 results reflect the impact of the enactment of TCJA, which resulted in an additional $979 thousand tax provision and a decrease in net income due to the revaluation of its net deferred tax asset at the enactment date.

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

A financial institution or business corporation is generally entitled to special tax treatment as a “security corporation” under Massachusetts law provided that: (1) its activities are limited to buying, selling, dealing in or holding securities on its own behalf and not as a broker; and (2) it has applied for, and received, classification as a “security corporation” by the Commissioner of the Massachusetts Department of Revenue. A security corporation that is also a bank holding company under the Internal Revenue Code must pay a tax equal to 0.33% of its gross income. A security corporation that is not a bank holding company under the Internal Revenue Code must pay a tax equal to 1.32% of its gross income. Wellesley Bank’s wholly-owned subsidiary, Wellesley Securities Corporation, is a Massachusetts securities corporation. As such, it has received security corporation classification by the Massachusetts Department of Revenue, and does not conduct any activities deemed impermissible under the governing statutes and various regulations, directives, letter rulings and administrative pronouncements issued by the Massachusetts Department of Revenue.

Executive Officers of the Registrant

The executive officers of Wellesley Bancorp, Inc. and Wellesley Bank are elected annually by the board of directors and serve at the board’s discretion. The executive officers of Wellesley Bancorp and Wellesley Bank are:

Name	Position

Thomas J. Fontaine	President and Chief Executive Officer of both Wellesley Bancorp and Wellesley Bank

Louis P. Crosier	President, Wellesley Investment Partners, LLC.

Michael W. Dvorak	Chief Financial Officer, Treasurer, and Corporate Secretary of Wellesley Bancorp and Executive Vice President and Chief Financial Officer of Wellesley Bank

Ralph L. Letner	Executive Vice President and Chief Lending Officer of Wellesley Bank

Below is information regarding our executive officers who are not directors. Ages presented are as of December 31, 2017.

Louis P. Crosier has served as President of Wellesley Investment Partners since September 2014. Prior to joining Wellesley Investment Partners, Mr. Crosier was senior managing director at Windhaven Investment Management from October 2011 to December 2012. Prior to Windhaven, Mr. Crosier was Managing Principal of Windward Investment Management from September 2002 to October 2010. Mr. Crosier was also previously a Vice President in the Wealth Management Division of Goldman Sachs & Co. Age 52.

Michael W. Dvorak has served as Executive Vice President and Chief Financial Officer of Wellesley Bank since July 2016. Prior to joining Wellesley Bank, Mr. Dvorak served as Senior Vice President of Finance at State Street Corporation. Previous experience includes 15 years at Keycorp where he was Executive Vice President and CFO of both the Community Bank and Consumer Bank. Mr. Dvorak was also an Assistant Vice President at the Federal Reserve Bank of Cleveland. Age 57.

Ralph L. Letner has served as Executive Vice President and Chief Lending Officer of Wellesley Bank since May 2014. Mr. Letner served as Senior Vice President/Commercial Team Leader at Boston Private Bank and Trust Company in Boston, Massachusetts from July 2010 to May 2014. Prior to that, Mr. Letner held several positions over 12 years at Citizens’ Bank in Boston, Massachusetts. Age 58.

Item 1A. Risk Factors

We make and hold in our portfolio construction loans, including speculative construction loans, which are considered to have greater credit risk than other types of residential loans.

We originate construction loans for residential properties and commercial real estate properties, including properties built on speculative, undeveloped property by builders and developers who have not identified a buyer for the completed residential or commercial real estate property at the time of loan origination. At December 31, 2017, $120.0 million, or 17.3%, of our loan portfolio consisted of construction loans. Construction loans secured by speculative residential loan projects totaled $83.0 million, or 12.0% of our loan portfolio; loans secured by owner-occupied residential real estate, totaled $28.7 million, or 4.2% of our loan portfolio; and loans that were secured by speculative commercial loan projects totaled $8.3 or 1.2% of our loan portfolio.

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

At December 31, 2017, $206.8 million, or 29.9%, of our loan portfolio consisted of commercial real estate and commercial business loans. Commercial loans generally expose a lender to greater risk of nonpayment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan. Further, unlike residential mortgage loans or commercial real estate loans, commercial business loans may be secured by collateral other than real estate, the value of which may be more difficult to appraise, and may be more susceptible to fluctuation in value.

Our level of nonperforming loans and classified assets expose us to increased risk of loss. Also, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

At December 31, 2017, loans that were internally classified as either special mention, substandard, doubtful or loss totaled $5.5 million, representing 0.8% of total loans. Included in the total of internally classified loans are nonperforming loans of $576 thousand, representing 0.1% of total loans. If these loans do not perform according to their terms and the value of the collateral is insufficient to pay the remaining loan balance or if the economy and/or the real estate market weakens, we could experience loan losses or be required to record additional provisions to our allowance for loan losses, either of which could have a material adverse effect on our operating results. Like all financial institutions, we maintain an allowance for loan losses at a level representing management’s best estimate of inherent losses in the portfolio based upon management’s evaluation of the portfolio’s collectibility as of the corresponding balance sheet date. However, our allowance for loan losses may be insufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

At December 31, 2017, our allowance for loan losses totaled $6.2 million, which represented 0.9% of total loans and 1,068.2% of nonperforming loans. Our regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to increase the allowance for loan losses by recognizing additional provisions for loan losses charged to income, or to charge off loans, which, net of any recoveries, would decrease the allowance for loan losses. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies could have a material adverse effect on our operating results. In addition, the implementation of Financial Accounting Standards Board Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326) in 2020, could have a material adverse effect on our operating results.

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow. A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, and profitability. Declines in real estate values and sales volumes and elevated unemployment levels may result in higher than expected loan delinquencies, increases in our non-performing and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations. Our non-performing assets and troubled debt restructurings totaled $748 thousand, $770 thousand, and $1.6 million at December 31, 2017, 2016 and 2015, respectively. The resolution of problem assets has historically been exacerbated by the lengthy foreclosure process in Massachusetts and extended workout plans with certain borrowers. As we work through the resolution of these assets, economic problems may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

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

At December 31, 2017, $329.0 million, or 47.5% of our loan portfolio, consisted of residential mortgage loans and $36.4 million, or 5.3% of our loan portfolio consisted of home equity lines of credit. We intend to continue to emphasize and grow these categories of loans, in particular residential mortgage loans. Real estate values are susceptible to price volatility during changing economic conditions. Declines in real estate values could cause some of our residential mortgage and home equity lines of credit to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

We face a high level of competition both in making loans and attracting deposits within our primary markets. This competition may make it difficult for us to make new loans and may force us to offer lower loan rates and higher deposit rates. Pricing competition for loans and deposits might result in our earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. At June 30, 2017, which is the most recent date for which data is available from the FDIC, we held 1.8% of the deposits in Norfolk County, which was the 14th largest market share among the 48 financial institutions with offices in Norfolk County. At June 30, 2017, we also held 13.7% of the deposits in the town of Wellesley, which was the third largest market share among the 16 financial institutions with offices in Wellesley. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

We may not be able to generate sufficient deposit growth to support our funding needs.

The largest contributor to our profitability is net interest income, which is the difference between the interest we earn on loans and investments over the interest we pay on deposits and borrowings. The interest rates we pay on deposits is typically lower than that which we would pay on borrowings. To the extent that we are able to increase deposits to fund our asset growth, our profitability would be higher than it would if those funds come from borrowings. With strong competition for deposits in the Wellesley/Newton/Needham/Cambridge/Boston market areas, and numerous investment alternatives available to potential depositors, we may not be able to generate sufficient deposit growth at acceptable interest rates to support our funding needs. In that event, we may need to increase the interest rates we pay on deposits to generate additional deposit growth. In lieu of lower cost core deposit accounts, we may need to increase borrowings or increase our use of higher cost brokered deposits, both of which strategies we have used in recent years. Increasing rates we pay on deposit, increasing borrowings and/or using brokered deposits in lieu of lower cost core deposit accounts increases our interest expense would increase which adversely affects our results of operations.

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

The application of more stringent capital requirements for Wellesley Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares. Specifically, Wellesley Bank’s ability to pay dividends is limited if Wellesley Bank does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders. As of December 31, 2017 the Bank met all capital adequacy requirements to which it is subject. In addition, the Bank meets the 1.25% required capital conservation buffer at December 31, 2017.

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

As of December 31, 2017, our directors and executive officers, together with their associates, own 11.6% of Wellesley Bancorp’s outstanding shares of common stock. In addition, our employee stock ownership plan owns 7.2% of our outstanding common stock. As a result, approximately 18.8% of our outstanding shares are held by our directors, executive officers and our employee stock ownership plan. The articles of incorporation and bylaws of Wellesley Bancorp contain supermajority voting provisions that require that the holders of at least 75% of Wellesley Bancorp’s outstanding shares of voting stock approve certain actions including, but not limited to, the amendment of certain provisions of Wellesley Bancorp’s articles of incorporation and bylaws. If our directors and executive officers and benefit plans hold more than 25% of our outstanding common stock, the shares held by these individuals and benefit plans could be voted in a manner that would ensure that the 75% supermajority needed to approve such actions could not be attained.

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

We may be adversely affected by recent changes in U.S. tax laws and regulations.

Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for residential real estate. Included in this legislation was a reduction of the corporate income tax rate from 34% to 21%. In addition, other changes included: (1) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (2) the elimination of interest deductions for home equity loans, (3) a limitation on the deductibility of business interest expense, and (4) a limitation on the deductibility of property taxes and state and local income taxes.

The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, such as Massachusetts. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations

We are dependent on our information technology and telecommunications systems and third-party servicers; systems failures, interruptions or breaches of security could have a material adverse effect on us.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2017, we conducted business through our executive office, three full-service branch offices located in Wellesley, Massachusetts, one full-service branch office in Boston, one full-service branch office in Newton Centre, and separately, our wealth management offices located in Wellesley. We own our Central Street branch office. We lease our Church Street executive office (subject to a renewable lease that expires in 2018), our Linden Street branch office (subject to a lease that expires in 2022), our Washington Street branch office (subject to a lease that expires in 2021, subject to renewal options that could extend through 2031), our wealth management office (subject to a lease that expires in 2021 with renewal options through 2026), our Newton Centre branch office (subject to a lease that expires in 2026), and our Boston branch office (subject to a lease that expires in 2023, with renewal options that could extend through 2033). At December 31, 2017, the total net book value of our land, buildings, furniture, fixtures and equipment was $3.5 million.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity and Related Stockholder Matters

Wellesley Bancorp’s common stock is listed on the Nasdaq Capital Market under the trading symbol “WEBK.” The following table sets forth the high and low sales prices of the common stock and dividends paid per share for each of the quarters in the years ended December 31, 2017 and 2016.

	High	Low	Dividends Paid Per Share
Year Ended December 31, 2017:
Fourth Quarter	$29.95	$26.00	$0.050
Third Quarter	27.70	25.00	0.050
Second Quarter	28.00	25.25	0.050
First Quarter	28.25	23.70	0.040

	High	Low	Dividends Paid Per Share
Year Ended December 31, 2016:
Fourth Quarter	$27.75	$20.91	$0.040
Third Quarter	22.00	20.00	0.040
Second Quarter	21.00	19.06	0.040
First Quarter	19.97	18.05	0.030

As of March 15, 2018, there were approximately 281 holders of record of the Company’s common stock. We believe the number of beneficial owners of our common stock is greater than the number of record holders because a large amount of our common stock is held of record through brokerage firms in “street name.”

Dividends

In February 2014, our Board of Directors adopted a policy of paying cash dividends subject to all applicable statutory and regulatory capital and asset maintenance requirements. We cannot guarantee that we will continue to pay dividends or that, if paid; we will not reduce or eliminate dividends in the future.

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

Any payment of non-dividends by Wellesley Bank to the Company that would be deemed to be drawn out of Wellesley Bank’s bad debt reserves would require Wellesley Bank to pay federal income taxes at the then current income tax rate on the amount deemed distributed. See “Item 1—Federal Income Taxation” and “State Taxation.” Wellesley Bancorp does not contemplate any distribution by Wellesley Bank that would result in this type of tax liability.

Item 6. Selected Financial Data

The summary consolidated financial information presented below is derived in part from our audited consolidated financial statements. The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes beginning on page 55. The information at December 31, 2017 and 2016 and for the years then ended is derived in part from the audited consolidated financial statements of Wellesley Bancorp that appear elsewhere in this Annual Report on Form

10-K.

	At December 31,
(In thousands)	2017	2016	2015	2014	2013

Selected Financial Condition Data:
Total assets	$805,395	$695,283	$621,182	$535,115	$458,520
Cash and short-term investments	28,462	28,425	28,178	19,271	19,067
Securities available for sale	66,486	64,648	62,434	52,681	36,672
Loans held for sale	—	1,454	1,131	537	825
Loans receivable, net	686,302	576,131	507,307	443,346	383,718
Deposits	616,742	522,810	463,738	422,245	357,518
Short-term borrowings	38,000	21,250	20,000	2,000	9,000
Long-term debt	77 174	83,020	72,860	59,500	43,500
Subordinated debentures	9,802	9,769	9,734	—	—
Total stockholders’ equity	59,245	55,214	52,178	49,346	46,789

	Years Ended December 31,
(In thousands)	2017	2016	2015	2014	2013

Operating Data:
Interest and dividend income	$28,366	$24,804	$22,085	$19,545	$16,660
Interest expense	5,688	4,899	3,690	3,425	2,785
Net interest income	22,678	19,905	18,395	16,120	13,875
Provision for loan losses	735	437	475	640	500
Net interest income, after provision for loan losses	21,943	19,468	17,920	15,480	13,375
Noninterest income	1,987	1,710	1,226	959	949
Noninterest expenses	17,181	16,404	14,845	13,558	10,699
Income before income taxes	6,749	4,774	4,301	2,881	3,625
Provision for income taxes	3,564	1,838	1,652	1,104	1,405
Net income	$3,185	$2,936	$2,649	$1,777	$2,220

	At or For the Years Ended December 31,
	2017	2016	2015	2014	2013
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.43%	0.45%	0.46%	0.36%	0.55%
Return on average equity	5.47	5.37	5.21	3.70	5.09
Interest rate spread (1)	2.97	2.99	3.16	3.22	3.37
Net interest margin (2)	3.16	3.17	3.31	3.37	3.54
Noninterest expense to average assets	2.34	2.54	2.60	2.77	2.66
Efficiency ratio (3)	69.66	75.89	75.66	79.38	72.17
Average interest-earning assets to average interest-bearing liabilities	124.32	122.99	122.34	121.33	123.91
Average equity to average total assets	7.92	8.46	8.90	9.80	10.84
Basic earnings per share	$1.34	$1.26	$1.14	$0.78	$0.97
Diluted earnings per share	$1.30	$1.24	$1.14	$0.77	$0.97

Dividends per share	$0.19	$0.15	$0.12	$0.08	N/A
Dividend payout ratio	14.07%	11.85%	10.00%	9.68%	N/A

Asset Quality Ratios:
Nonperforming assets to total assets	0.07%	0.09%	0.24%	0.90%	0.82%
Nonperforming loans to total loans	0.08	0.10	0.29	1.08	0.98
Allowance for loan losses to nonperforming loans	1,068.2	918.3	349.2	98.99	112.50
Allowance for loan losses to total loans	0.89	0.93	1.00	1.06	1.09
Net charge-offs to average loans outstanding during the period	0.00	0.02	0.02	0.03	0.04

Capital Ratios:
Total capital to risk-weighted assets (4)	11.72%	12.58%	14.20%	12.88%	12.10%
Common equity Tier 1 capital to risk-weighted assets (4)	10.72	11.56	13.03	N/A	N/A
Tier 1 capital to risk-weighted assets (4)	10.72	11.56	13.03	11.67	10.87
Tier 1 capital to total average assets (4)(5)	8.37	9.06	9.40	8.58	8.31

Other Data:
Number of full service offices	5	5	4	4	4

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities and loss on the early extinguishment of debt.
(4)	Capital ratios reflect the Bank-only capital position at the end of all periods presented as the Company is not currently required to report regulatory capital requirements.
(5)	Average assets represent average assets for the most recent quarter within the respective period.

N/A-Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Income. Our primary source of income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Other sources of income include fees from investment management services, earnings from customer service fees (mostly from service charges on deposit accounts), bank-owned life insurance, income from mortgage banking activities and gains on the sale of securities.

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

Emphasizing lower cost core deposits and accessing a wider network of funding sources to maintain low funding costs. We seek to increase net interest income by controlling our funding costs. Over the past several years, we have sought to reduce our dependence on traditional higher cost certificates of deposits in favor of stable lower cost demand deposits. We have utilized additional product offerings, technology and a focus on customer service in working toward this goal. In addition, we intend to seek demand deposits by growing commercial banking relationships. Core deposits (demand, NOW, money market and savings accounts) comprised 62.2% of our total deposits at December 31, 2017. While our focus and strategy will be to continue to emphasize core deposits and relationship banking, we have occasionally utilized our ability to grow certificates of deposit during times of greater loan demand as a means to support loan growth. We do this through our retail and brokered certificate offerings and we participate in a national market clearinghouse for placing competitively priced certificates of deposits with financial institutions, nonprofits and other corporate participants. National market certificates of deposit are sometimes less costly funds than local market retail certificates, and may provide access to a wider range of maturities than retail funds. In addition, we have expanded our use of borrowings from the Federal Home Loan Bank of Boston (“FHLB”) to provide matched funding of commercial loans and short-term liquidity needs at relatively lower cost than retail deposits. Balances of FHLB advances have increased $10.9 million from December 31, 2016 to $115.2 million at December 31, 2017.

Increasing our deposit market share within our primary markets in eastern Massachusetts. Since its inception in 1911, Wellesley Bank has primarily served the town of Wellesley, Massachusetts and the immediate surrounding communities. Despite considerable competition from larger financial, we have made significant progress in recent years to increase our market presence in the town of Wellesley and in the greater Boston metropolitan area. Our deposits have increased $93.9 million, or 18.0%, from $522.8 million at December 31, 2016 to $616.7 million at December 31, 2017. At June 30, 2017 (the latest data available), we had 13.7% of the deposits in the town of Wellesley, which represented the third largest market share out of 16 financial institutions with branches in the town of Wellesley. Our market position is fortified by three full-service offices in Wellesley. We believe Wellesley and the surrounding market area will continue to provide opportunities for growth. We expanded our market presence into Boston through a full-service office that opened in November 2013 and opened a new full service banking office in Newton Centre in the spring of 2016.

Continuing to develop our commercial real estate lending, commercial business lending, and construction lending, as well as increasing our commercial business depository relationships in our market area. We have worked to increase our commercial relationships by developing our premier bankers and diversifying our loan portfolio beyond residential mortgage loans and offering business deposit and checking products. Since December 31, 2016, our commercial real estate, construction and commercial business loan portfolio increased $45.9 million, or 16.3%, and at December 31, 2017 was 47.2% of our total loan portfolio. In connection with the increase in our commercial business loan portfolio, we also have focused on providing a full banking relationship and, as a result, experienced an increase in our business deposit and checking accounts. Our business checking accounts increased $496 thousand, or 0.5% during 2017 and $26.5 million, or 41.3% during 2016, and represented 14.8% of our total deposits as of December 31, 2017. In addition, we continue to expand and develop our cash management products, and on-line and mobile banking solutions to better serve our commercial customers.

Increasing our residential mortgage lending in our market area. We believe there are opportunities to increase residential mortgage lending in our market areas. The town of Wellesley and its surrounding communities have a sound economy and were not as negatively impacted by the 2008-2009 recession as other regions of the United States. As a result, the demand for residential mortgage loans in our market area, in particular larger “jumbo” loans, has not been as impacted by that downturn in the economy. Since December 31, 2016, our residential loans increased $61.0 million, or 22.7%, and at December 31, 2017 was 47.5% of our total loan portfolio. In addition to our traditional markets in the town of Wellesley and surrounding communities, our lending territory currently includes sections of Boston in Suffolk County and Cambridge in Middlesex County which we believe provides additional lending opportunities and further diversifies our residential loan portfolio.

Continuing conservative underwriting practices while maintaining a high quality loan portfolio. We believe that strong asset quality is a key to long-term financial success. We have sought to maintain a high level of asset quality and manageable credit risk by using conservative underwriting standards and through diligent monitoring and collection efforts. Nonperforming loans decreased from $591 thousand at December 31, 2016 to $576 thousand at December 31, 2017. At December 31, 2017, nonperforming loans were 0.08% of the total loan portfolio and 0.07% of total assets. The slight decrease in nonperforming loans was the result of payments received on a commercial loan relationship during 2017. We intend to increase our commercial real estate, construction and commercial business lending, while continuing our philosophy of managing large loan exposures through conservative loan underwriting and sound credit administration standards.

Seeking to enhance fee income by growing investment advisory services. Our profits rely heavily on the spread between the interest earned on loans and securities and interest paid on deposits and borrowings. In order to decrease our reliance on net interest income, we have pursued initiatives to increase noninterest income. In particular, we offer a full array of investment advisory services for individuals, nonprofits, institutions, and endowments through our wholly-owned subsidiary, Wellesley Investment Partners, LLC, a registered investment advisor. Investment management fees relating to our investment advisory services totaled $1.3 million, $982 thousand and $516 thousand for the years ended December 31, 2017, 2016 and 2015, respectively. We appointed a new president of Wellesley Investment Partners in the fourth quarter of 2014 and have augmented our business development efforts and research and support functions with a number of key individuals as we intend to grow and develop this aspect of our business.

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

Deferred Tax Assets. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. Management reviews deferred tax assets on a quarterly basis to identify any uncertainties pertaining to realization of such assets. In determining whether a valuation allowance is required against deferred tax assets, management assesses historical and forecasted operating results, including a review of eligible carryforward periods, tax planning opportunities and other relevant considerations. We believe the accounting estimate related to the valuation allowance is a critical estimate because the underlying assumptions can change from period to period. For example, the recent enactment of TCJA, the law that reduces our federal tax rate from 34.0% to 21.0% in 2018 caused us to re-value our deferred tax asset. The change in the tax rates means we will not be able to realize part of our deferred tax assets in the future and a one-time adjustment of $979 thousand was made in the fourth quarter of 2017.

Balance Sheet Analysis

General. Total assets increased $110.1 million, or 15.8%, from $695.3 million at December 31, 2016 to $805.4 million at December 31, 2017. Total assets increased primarily due to an increase in net loans of $110.2 million, or 19.1%. Securities available for sale increased $1.8 million to $66.4 million, primarily due to purchases of local municipal and Massachusetts bonds.

Loans. Net loans increased $110.2 million, or 19.1%, from $576.1 million at December 31, 2016 to $686.3 million at December 31, 2017. The increase in loans was due primarily to an increase of $61.0 million, or 22.7%, in residential real estate loans. Adjustable-rate residential mortgage loans increased $48.1 million, or 19.3%, to $297.6 million while fixed-rate residential loans increased $12.9 million to $31.4 million. We continue to sell conforming longer-term fixed-rate residential loans that we have originated, while retaining adjustable-rate mortgages in portfolio. For the years ended December 31, 2017 and 2016, residential mortgage loans originated and sold to investors totaled $11.7 million and $30.7 million, respectively. Commercial real estate loans increased $17.7 million, or 14.6%, during 2017 to $138.8 million at December 31, 2017. The increase in commercial real estate loans reflects our continued emphasis on originating these types of loans and increased loan demand. Construction loans increased $9.6 million, or 8.7%, to $120.0 million. Permanent construction loans, or those loans financing construction of owner-occupied residential properties, totaled $28.7 million at December 31, 2017, while speculative construction loans on residential properties, representing loans to builders, totaled $83.0 million at December 31, 2017. The increase in construction loan balances generally was due to strong demand for new home construction within our primary markets.

The following table sets forth the composition of our loan portfolio, excluding loans held for sale, at the dates indicated.

	At December 31,
	2017		2016		2015
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential mortgage	$329,026	47.52%	$268,059	46.09%	$256,470	50.05%
Commercial real estate	138,784	20.05	121,134	20.83	103,106	20.11
Construction	120,004	17.33	110,390	18.98	94,886	18.52
Total real estate loans	587,814	84.90	499,583	85.90	454,462	88.68

Commercial loans	67,971	9.82	49,347	8.48	23,681	4.62
Consumer loans:
Home equity lines of credit	36,378	5.25	32,437	5.58	34,083	6.65
Other	214	0.03	216	0.04	256	0.05
Total loans	692,377	100.00%	581,583	100.00%	512,482	100.00%
Less:
Net deferred loan origination (fees) costs	78		(20)		(63)
Allowance for loan losses	(6,153)		(5,432)		(5,112)
Net loans	$686,302		$576,131		$507,307

	At December 31,
	2014		2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
Residential mortgage	$233,272	52.05%	$181,719	46.82%
Commercial real estate	94,699	21.13	82,367	21.22
Construction	72,668	16.22	80,103	20.64
Total real estate loans	400,639	89.40	344,189	88.68

Commercial loans	19,053	4.25	16,430	4.23
Consumer loans:
Home equity lines of credit	28,153	6.28	27,092	6.98
Other	292	0.07	415	0.11
Total loans	448,137	100.00%	388,126	100.00%
Less:
Net deferred loan origination (fees) costs	(53)		(195)
Allowance for loan losses	(4,738)		(4,213)
Net loans	$443,346		$383,718

Loan Maturity. The following table sets forth certain information at December 31, 2017 regarding scheduled contractual maturities. The table does not include any estimate of prepayments which could significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude net deferred loan costs and fees.

	December 31, 2017
(In thousands)	Residential Mortgage Loans	Commercial Real Estate Loans	Construction Loans	Commercial Loans	Consumer Loans	Total Loans
Amounts due in:
One year or less	$—	$12,680	$66,101	$30,473	$3,812	$113,066
More than one year to five years	3,505	5,275	29,348	9,097	3,952	51,177
More than five years	325,521	120,829	24,555	28,401	28,828	528,134
Total	$329,026	$138,784	$120,004	$67,971	$36,592	$692,377

Fixed vs. Adjustable Rate Loans. The following table sets forth the dollar amount of all scheduled maturities of loans at December 31, 2017 that are due after December 31, 2018 and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude net deferred loan costs and fees.

(In thousands)	Fixed Rates	Floating or Adjustable Rates	Total
Real estate loans:
Residential mortgage	$31,042	$297,984	$329,026
Commercial real estate	16,190	109,914	126,104
Construction	31,107	22,796	53,903
Commercial loans	21,674	15,824	37,498
Consumer loans	2,050	30,730	32,780
Total	$102,063	$477,248	$579,311

Securities. Our securities portfolio consists primarily of residential mortgage-backed securities issued by U.S. government agencies and government sponsored enterprises, corporate bonds, SBA and other asset-backed securities and municipal bonds. Securities available for sale increased by $1.8 million, or 2.8%, to $66.5 million for the year ended December 31, 2017, primarily due to the purchases of local municipal and Massachusetts bonds, residential mortgage-backed securities, and government-sponsored enterprise obligations. The increase in securities available for sale reflects our desire to maintain appropriate levels of high quality liquid investments with terms and characteristics that complement our lending activities.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2017		2016		2015
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Residential mortgage-backed securities:
Government National Mortgage Association	$3,358	$3,351	$3,876	$3,898	$4,563	$4,624
Government-sponsored enterprises	11,690	11,649	13,134	13,110	11,984	12,077
SBA and other asset-backed securities	11,961	11,963	12,571	12,501	11,680	11,756
State and municipal bonds	13,026	13,287	9,533	9,470	7,231	7,409
Government-sponsored enterprise obligations	8,000	7,834	8,000	7,803	10,002	9,913
Corporate bonds	17,166	17,161	17,908	17,866	16,724	16,655
U.S.Treasury bonds	1,241	1,241	—	—	—	—
Total securities available for sale	$66,442	$66,486	$65,022	$64,648	$62,184	$62,434

At December 31, 2017, we had no investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government) that had an aggregate book value in excess of 10% of equity.

The following table sets forth the stated maturities and weighted average yields of debt securities at December 31, 2017. Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis. Certain mortgage related securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules, as well as monthly principal payments on mortgage- and asset-backed securities, are not reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Residential mortgage-backed securities:
Government National Mortgage Association	$—	—%	$—	—%	$843	2.40%	$2,515	1.70%	$3,358	1.88%
Government-sponsored enterprises	—	—	4,798	4.05	3,538	2.40	3,354	2.54	11,690	3.15
SBA and other asset-backed securities	—	—	—	—	1,710	2.19	10,251	2.56	11,961	2.51
State and municipal bonds	—	—	1,973	2.23	3,526	2.35	7,527	2.79	13,026	2.59
Government-sponsored enterprise obligations	—	—	4,000	1.92	3,000	1.84	1,000	1.99	8,000	1.90
Corporate bonds	1,000	1.66	13,151	2.47	3,015	4.63	—	—	17,166	2.80
U.S. Treasuries	1,241	1.51	—	—	—	—	—	—	1,241	1.50
Total debt securities	$2,241	2.09%	$23,922	2.71%	$15,632	2.41%	$24,647	2.41%	$66,442	2.59%

Deposits. Our primary sources of funds are retail deposit accounts held primarily by individuals and businesses within our market area. Deposits increased $93.9 million, or 18.0%, during the year ended December 31, 2017 due primarily to increases in money market accounts of $43.1 million, or 43.1%; certificate of deposit accounts of $38.3 million, or 19.7%; noninterest-bearing demand deposits of $9.4 million, or 9.9%; NOW accounts of $1.9 million, or 5.3%; and an increase in regular and other savings accounts of $1.2 million, or 1.3%. Brokered certificate of deposit accounts totaled $65 million at December 31, 2017 as compared to $29 million at December 31, 2016. During 2017, we continued our evolution of the premier service relationship-based delivery model. Leveraging our expansion of offices and investments in our premier bankers, we have been able to grow our core, relationship-based deposits significantly. We have continued to upgrade our business and consumer online banking capabilities and focused our business development activities on client relationships across product lines.

The following table sets forth the average balances of our deposit products at the dates indicated.

	For the Year Ended December 31,
	2017		2016		2015
(Dollars in thousands)	Total	Percent	Total	Percent	Total	Percent
Noninterest-bearing demand deposits	$96,011	17.41%	$76,599	15.85%	$62,784	14.42%
Interest-bearing deposits:
NOW	35,399	6.42	32,880	6.80	29,684	6.82
Money market	119,862	21.74	90,363	18.70	78,269	17.98
Regular and other savings	96,454	17.50	100,044	20.70	109,610	25.18
Term certificates of deposit	203,645	36.93	183,465	37.95	154,980	35.60
Total	$551,371	100.00%	$483,351	100.00%	$435,327	100.00%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2017. Jumbo certificates of deposit require minimum deposits of $250 thousand. Between the FDIC’s and Co-operative Central Bank’s deposit insurance coverage, these funds are fully insured.

(In thousands)	Jumbo Certificates of Deposits
Maturity Period at December 31, 2017:
Three months or less	$13,665
Over three through six months	12,086
Over six through twelve months	29,145
Over twelve months	29,403
Total	$84,299

Borrowings. We primarily use advances from the Federal Home Loan Bank of Boston (“FHLB”) to supplement deposit growth as a source of funds for loans and securities.

Long-term debt, consisting entirely of FHLB advances, decreased $5.8 million, or 7.0%, for the year ended December 31, 2017. Increases in FHLB advances in the years ended December 31, 2017 and 2016 were used primarily to fund residential and commercial real estate loans.

At December 31, 2017 and 2016, short-term borrowings consisted entirely of advances from the FHLB with original maturities less than one year. Balances outstanding at December 31, 2017 were $38.0 million, an increase of $16.7 million over balances at December 31, 2016. These advances were used to fund a portion of our construction loan portfolio and to support short-term liquidity needs resulting from the timing of loan originations and irregular deposit flows.

At December 31, 2017, subordinated debt totaled $9.8 million, net of issuance costs, as a result of the sale by the Company of $10.0 million of subordinated debentures maturing in 2025 to qualified institutional investors in December 2015. The funds received from the sale have been used for general corporate purposes including the down-streaming of substantially all of the funds to the Bank in the form of additional paid-in capital, which will support the continued growth objectives of the Bank.

The following table sets forth selected information regarding borrowings for the periods indicated.

	At or For the Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Short-term Borrowings:
Balance at end of the year	$38,000	$21,250	$20,000
Average balance during the year	23,533	17,326	17,166
Maximum outstanding at any month end during the year	38,000	24,250	30,000
Weighted average interest rate at end of the year	1.53%	0.74%	0.47%
Weighted average interest rate during the year	1.24%	0.58%	0.46%

Long-term Debt:
Balance at end of the year	$77,174	$83,020	$72,860
Average balance during the year	89,319	76,266	64,205
Maximum outstanding at any month end during the year	100,848	84,578	72,860
Weighted average interest rate at end of the year	1.32%	1.30%	1.30%
Weighted average interest rate during the year	1.32%	1.38%	1.27%

Subordinated Debt:
Balance at end of the year	$9,802	$9,769	$9,734
Average balance during the year	9,784	9,753	351
Maximum outstanding at any month end during the year	9,802	9,769	9,734
Weighted average interest rate at end of the year	6.12%	6.14%	6.16%
Weighted average interest rate during the year	6.47%	6.51%	6.27%

Results of Operations for the Years Ended December 31, 2017 and 2016

Overview. Net income was $3.2 million for the year ended December 31, 2017, as compared to $2.9 million for the year ended December 31, 2016, an increase of $249 thousand, or 8.5%. As a result of the TCJA, the Company was required to re-value the net deferred tax asset, which resulted in $979 thousand additional tax expense in the fourth quarter 2017. Excluding the impact of TCJA, net income in the fourth quarter would have been $1.2 million, up 63.4% and for the year would have been $4.2 million, up 41.8% compared to 2016 (1). The increase was primarily due to increased net interest income and non-interest income, partially offset by an increase in tax expense, the provision for loan losses and increased noninterest expenses.

Net Interest Income. Net interest income for the year ended December 31, 2017 totaled $22.7 million compared to $19.9 million for the year ended December 31, 2016, an increase of $2.8 million, or 13.9%. The increase in net interest income was primarily due to greater interest and dividend income, which increased by $3.6 million to $28.4 million for 2017 from $24.8 million for 2016. The average balance of interest-earning assets increased 14.5%, with an average rate earned on these assets of 3.95% for both years. Interest income from loans and loans held for sale increased $3.3 million, or 14.5%, due to an 16.3% increase in the average balance of loans and loans held for sale, partially offset by a decrease of seven basis points in the average rate earned on loans and loans held for sale. Most of the remaining increase was from higher balances in short-term investments combined with the rise in short-term interest rates.

Interest expense increased $789 thousand, or 16.1%, during this period primarily due to an increase of $67.9 million, or 13.6%, in the average balance of interest-bearing liabilities. The average rates paid on deposits increased by three basis points in 2017 primarily due to a shift in the mix of deposits to higher cost term certificates and money market accounts. We experienced an increase in the average balance of money market accounts of 32.6% for the year ended December 31, 2017, as compared to the prior year, while the average balance of savings accounts decreased 3.6% during that period. Rates paid on money market accounts increased six basis points during the period while rates paid on term certificates increased two basis points. Balances in lower cost NOW checking accounts and interest free checking accounts also increased during 2017.

During 2017, we expanded our use of FHLB short-term borrowings which carried an average rate of 1.24% in 2017, compared to 0.58% in 2016, providing cost effective funding for a portion of our construction loan portfolio and supporting liquidity needs. As a result interest expense on short-term borrowings increased $193 thousand. Overall interest cost on long-term FHLB advances increased $129 thousand, or 12.3% as compared to the prior year. Average balances of long-term FHLB advances increased $13.1 million to $89.3 million at December 31, 2017, while the rate paid on FHLB advances decreased six basis points to 1.32% in 2017.

The interest expense on the subordinated debt issued in December 2017 was $632 thousand compared to $635 thousand for the same period in 2016. The average cost decreased four basis points to 6.47% in 2017.

(1) Reconciliation of Certain GAAP and Non-GAAP Financial Measures

While net income is a financial measure that is recorded in accordance with U.S. general accepted accounting principles (“GAAP”), “adjusted net income” is not. Nevertheless, management uses this non-GAAP measure in its analysis of our performance, and believes that this non-GAAP measure should be disclosed in our earnings releases and other investor communications to give investors a better understanding of the effect of this one-time, $979 thousand, write-down of the Company’s net deferred-tax assets caused by the enactment of TCJA on December 22, 2017.

The following table presents the reconciliation of our net income (GAAP) and our adjusted net income (non-GAAP) for the years ended December 31, 2017 and 2016.

	Years Ended December 31,
	2017	2016
	(In thousands)
Net income (GAAP)	$3,185	$2,936
TCJA additional tax provision	979	—

Adjusted net income (Non-GAAP)	$4,164	$2,936

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

	For the Years Ended December 31,
	2017			2016			2015
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
Interest-earning Assets:
Short-term investments	$21,602	$220	1.02%	$18,272	$83	0.46%	$14,373	$31	0.22%
Debt securities:
Taxable	53,706	1,338	2.49	57,595	1,369	2.38	46,220	957	2.07
Tax-exempt	12,293	305	2.48	8,698	219	2.51	6,487	193	2.97
Total loans and loans held for sale	624,784	26,251	4.20	537,318	22,938	4.27	483,954	20,793	4.30
FHLB stock	6,153	252	4.09	5,482	195	3.57	4,654	111	2.38
Total interest-earning assets	718,539	28,366	3.95	627,365	24,804	3.95	555,688	22,085	3.97
Allowance for loan losses	(5,611)			(5,236)			(4,871)
Total interest-earning assets less allowance for loan losses	712,928			622,129			550,817
Noninterest-earning assets	22,664			24,315			19,099
Total assets	$735,592			$646,444			$569,916

Interest-bearing Liabilities:
Regular savings accounts	$96,454	432	0.45	$100,044	447	0.45	$109,610	679	0.62
NOW checking accounts	35,399	93	0.26	32,880	85	0.26	29,684	95	0.32
Money market accounts	119,862	640	0.53	90,363	429	0.47	78,269	405	0.52
Certificates of deposit	203,645	2,416	1.19	183,465	2,150	1.17	154,980	1,596	1.03
Total interest-bearing deposits	455,360	3,581	0.79	406,752	3,111	0.76	372,543	2,775	0.74
Short-term borrowings	23,533	293	1.24	17,326	100	0.58	17,116	78	0.46
Long-term debt	89,319	1,182	1.32	76,265	1,053	1.38	64,205	815	1.27
Subordinated debt	9,784	632	6.47	9,753	635	6.51	351	22	6.27
Total interest-bearing liabilities	577,996	5,688	0.98	510,096	4,899	0.96	454,215	3,690	0.81
Noninterest-bearing demand deposits	96,011			76,600			62,784
Other noninterest-bearing liabilities	3,336			5,061			2,029
Total liabilities	677,343			591,757			519,028
Equity	58,249			54,687			50,888
Total liabilities and equity	$735,592			$646,444			$569,916
Net interest income		$22,678			$19,905			$18,395
Net interest rate spread (1)			2.97%			2.99%			3.16%
Net interest-earning assets (2)	$140,543			$117,269			$101,473
Net interest margin (3)			3.16%			3.17%			3.31%
Average total interest-earning assets to average total interest-bearing liabilities	124.32%			122.99%			122.34%

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

	Year Ended December 31, 2017 Compared to December 31, 2016			Year Ended December 31, 2016 Compared to December 31, 2015
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning Assets:
Short-term investments	$18	119	$137	$11	41	$52
Debt securities:
Taxable	(111)	80	(31)	258	154	412
Tax-exempt	89	(3)	86	47	(21)	26
Total loans and loans held for sale	3,668	(355)	3,313	2,277	(132)	2,145
FHLB stock	26	31	57	66	18	84
Total interest-earning assets	3,690	(128)	3,562	2,659	60	2,719
Interest-bearing Liabilities:
Regular savings	(16)	1	(15)	(55)	(176)	(231)
NOW checking	7	1	8	13	(23)	(10)
Money market	153	58	211	51	(28)	23
Certificates of deposit	239	27	266	316	238	554
Total interest-bearing deposits	383	87	470	325	11	336
Short-term borrowings	46	147	193	1	21	22
Long-term debt	170	(41)	129	162	76	238
Subordinated debt	1	(4)	(3)	22	591	613
Total interest-bearing liabilities	600	189	789	510	699	1,209
Increase in net interest income	$3,090	$(317)	$2,773	$2,149	$(639)	$1,510

Provision for Loan Losses. During the year ended December 31, 2017, we recorded a $735 thousand provision to the allowance for loan losses as compared to a provision of $437 thousand for the year ended December 31, 2016. The 2017 provision reflects stronger growth in our loan portfolio, a slight change in our mix of loans, and a strong regional economy along with a well performing loan portfolio.

From December 31, 2016 to December 31, 2017, nonperforming loans decreased from $591 thousand to $576 thousand and are included in special mention, substandard, and doubtful assets, which totaled $5.5 million at December 31, 2017, compared to $8.6 million at December 31, 2016. Commercial real estate, construction and commercial business loans, which bear higher risk and generally larger loss reserves than our residential mortgage loans, remain a significant portion of our loan portfolio at 47.2% at December 31, 2017, as compared to 48.3% of total loans at December 31, 2016.

An analysis of the changes in the allowance for loan losses is presented under “—Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income. Noninterest income increased $277 thousand to $2.0 million during the year ended December 31, 2017, from $1.7 million for the year ended December 31, 2016. For 2017, wealth management fees totaled $1.3 million, an increase of $275 thousand, or 28.0%, from 2016, resulting from the growth in assets under management within our wealth management subsidiary. In 2017, we recorded income from mortgage banking activities of $111 thousand compared to 2016 when income from mortgage banking activities totaled $288 thousand. The volume of loans originated for sale in 2017 totaled $11.7 million as compared to $30.7 million for 2016. The remaining components of non-interest income increased $179 thousand due to increases in fees on customer interest rate swaps and ATM network interchange fees.

Noninterest Expense. Noninterest expense increased $777 thousand to $17.2 million during the year ended December 31, 2017, from $16.4 million for the year ended December 31, 2016. In general, the increase in expenses represents investment in the organization for continued, profitable growth. Salaries and employee benefits increased $403 thousand and totaled $10.1 million, compared to $9.7 million for the year ended December 31, 2016. Impacting salaries and benefits expense was the recognition of a full year of expenses related to our Newton Centre office, several strategic hires in late 2016, and employee merit increases. FDIC insurance costs increased $205 thousand, or 50.7%, due to new quarterly assessment rates and higher assessment balances. Data processing expense was higher by $114 thousand from the prior year due to increasing business volume. Advertising expense increased by $46 thousand, largely associated with our efforts to generate deposits. Occupancy and equipment expense remained flat at $2.8 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Income Taxes. Income tax expense increased $1.7 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. The effective tax rate for 2017 was 52.8% compared with 38.5% for 2016. The increase in taxes was a result of an additional tax provision of $979 thousand to re-value our net deferred tax asset in compliance with TCJA and higher net income before taxes.

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk, market risk and liquidity risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or security when it is due. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are recorded at fair value. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers when due. Other risks that we face are operational risks and reputation risk. Operational risks include risks related to fraud, cyber security, regulatory compliance, processing errors, and technology and disaster recovery. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base and revenue.

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. This strategy also emphasizes conservative loan-to-value ratios and guarantees of construction and commercial real estate loans by parties with substantial net worth. In addition, annually, we engage an outside loan review firm to perform a thorough review of our commercial portfolio. This review involves analyzing all large borrowing relationships, delinquency trends and loan collateral valuation in order to identify impaired loans. We do not originate “interest only” mortgage loans on one-to-four family residential properties nor do we offer loans that provide for negative amortization of principal such as “option ARM” loans where the borrower can pay less than the interest owed on their loan. Additionally, we generally do not offer “subprime loans” (loans that are made with low down payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments or bankruptcies, or borrowers with questionable repayment capacity) or “Alt-A” loans (loans to borrowers having less than full documentation).

When a borrower fails to make a required loan payment, management takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. Management makes initial contact with the borrower when the loan becomes 15 days past due. If payment is not received by the 30th day of delinquency, efforts to contact the borrower are increased, and a plan of collection is pursued for each individual loan. A particular plan of collection may lead to foreclosure, the timing of which depends on the prospects for the borrower bringing the loan current, the financial strength and commitment of any guarantors, and the type and value of the collateral securing the loan and other factors. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. We may consider loan workout arrangements with certain borrowers under certain circumstances, as well as the sale of the nonperforming loans.

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

	At December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Nonaccrual loans:
Real estate loans:
Residential mortgage	$—	$—	$773	$1,313	$639
Commercial real estate	576	591	645	3,356	2,645
Construction	—	—	—	—	—
Commercial	—	—	11	22	34
Consumer	—	—	34	146	427
Total nonaccrual loans	576	591	1,463	4,837	3,745
Total nonperforming loans	576	591	1,463	4,837	3,745
Other real estate owned	—	—	—	—	—
Total nonperforming assets	576	591	1,463	4,837	3,745
Accruing troubled debt restructurings (1)	172	179	185	—	2,625
Total nonperforming assets and accruing troubled debt restructurings	$748	$770	$1,648	$4,837	$6,370
Total nonperforming loans to total loans	0.08%	0.10%	0.29%	1.08%	0.98%
Total nonperforming assets to total assets	0.07%	0.09%	0.24%	0.90%	0.82%
Total nonperforming assets and accruing troubled debt restructurings to total assets	0.09%	0.11%	0.27%	0.90%	1.39%

(1)       Non-accruing TDRs totaled $576 thousand, $214 thousand, $220 thousand, $1.3 million, and $2.9 million at December 31, 2017, 2015, 2014, and 2013, respectively. There were no non-accruing TDRs at December 31, 2016.

Interest income that would have been recorded for the years ended December 31, 2017 and 2016 had non-accruing loans been current according to their original terms amounted to $35 thousand and $85 thousand, respectively. Income related to nonaccrual loans included in interest income for the years ended December 31, 2017 and 2016 amounted to $51 thousand and $15 thousand, respectively.

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

The following table shows the aggregate amounts of our criticized and classified assets at the dates indicated.

	At December 31,
(In thousands)	2017	2016	2015
Special mention assets	$1,777	$7,002	$7,843
Substandard assets	3,114	958	11
Doubtful assets	576	591	645
Loss assets	—	—	—
Total	$5,467	$8,551	$8,499

At December 31, 2017, 2016 and 2015, none of the special mention loans were in nonaccrual status. The decrease in special mention assets in 2017 was primarily the result of a borrower’s loans being paid off. Substandard assets increased at December 31, 2017 as one commercial loan relationship was downgraded from special mention. Total substandard assets consisted of two accruing commercial loan relationships. Substandard loans in 2016 and 2015 consisted solely of nonaccrual loans. All doubtful assets in the table above are in nonaccrual status. In 2017, loans classified as doubtful decreased as one borrower made principal reduction payments.

Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31, 2017			At December 31, 2016
(In thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	> 90 Days Past Due	30 – 59 Days Past Due	60 – 89 Days Past Due	> 90 Days Past Due
Real estate loans:
Residential mortgage	$598	$65	$—	$—	$—	$—
Commercial real estate	—	—	576	—	979	591
Construction	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	208	—
Total	$598	$65	$576	$—	$1,187	$591

The balance of loans more than 90 days past due at December 31, 2017 and 2016 consist of one loan customer with this past due status at year end. No other significant changes were noted during the year.

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

Allowance on the Remainder of the Loan Portfolio. The general component of the allowance for loan losses relates to loans that are not impaired. Management determines the appropriate loss factor for each group of loans with similar risk characteristics within the portfolio based on loss experience and qualitative and environmental factors for loans in each group. Loan categories may include types of loans categorized by product, large credit exposures, concentrations, loan grade, or any other characteristic that causes a loan’s risk profile to be similar to another. We consider qualitative or environmental factors that are likely to cause estimated credit losses associated with our existing portfolio to differ from historical loss experience including changes in lending policies and procedures; changes in the nature and volume of the loan portfolio; changes in experience, ability and depth of loan management; changes in the volume and severity of past due loans, nonaccrual loans and adversely graded or classified loans; changes in the quality of the loan review; changes in the value of underlying collateral for collateral dependent loans; the existence of or changes in concentrations of credit; changes in economic or business conditions; and the effect of competition, and legal or regulatory requirements on estimated credit losses. Our qualitative and environmental factors are reviewed on a quarterly basis as is our historical loss experience to ensure they are reflective of current conditions in our loan portfolio and economy.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2017			2016			2015
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
Residential mortgage	$1,722	27.98%	47.52%	$1,422	26.18%	46.09%	$1,490	29.15%	50.05%
Commercial real estate	1,520	24.71	20.05	1,145	21.08	20.83	1,025	20.05	20.11
Construction	1,661	27.00	17.33	1,827	33.63	18.98	1,684	32.94	18.52
Commercial loans	917	14.91	9.82	703	12.94	8.48	509	9.96	4.62
Consumer loans	239	3.88	5.28	214	3.93	5.62	240	4.70	6.70
Total allocated allowance	6,059	98.48	100.00	5,311	97.76	100.00	4,948	96.80	100.00
Unallocated	94	1.52	—	121	2.24	—	164	3.20	—
Total	$6,153	100.00%	100.00%	$5,432	100.00%	100.00%	$5,112	100.00%	100.00%

	At December 31,
	2014			2013
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
Residential mortgage	$1,710	36.11%	52.05%	$1,351	32.07%	46.82%
Commercial real estate	1,056	22.28	21.13	887	21.05	21.22
Construction	1,273	26.86	16.22	1,305	30.98	20.64
Commercial loans	428	9.04	4.25	426	10.11	4.23
Consumer loans	228	4.81	6.35	220	5.22	7.09
Total allocated allowance	4,695	99.10	100.00	4,189	99.43	100.00
Unallocated	43	0.90	—	24	0.57	—
Total	$4,738	100.00%	100.00%	$4,213	100.00%	100.00%

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Allowance at beginning of year	$5,432	$5,112	$4,738	$4,213	$3,844
Provision for loan losses	734	437	475	640	500
Charge-offs:
Real estate loans:
Residential	—	106	17	—	—
Commercial loans	—	—	83	2	36
Consumer loans	13	11	1	113	95
Total charge-offs	13	117	101	115	131
Recoveries	—	—	—	—	—
Net charge-offs	13	117	101	115	131
Allowance at end of year	$6,153	$5,432	$5,112	$4,738	$4,213
Allowance for loan losses to nonperforming loans at end of year	1,068.16%	918.32%	349.42%	98.99%	112.50%
Allowance for loan losses to total loans at end of year	0.89%	0.93%	1.00%	1.06%	1.09%
Net charge-offs to average loans outstanding during the year	0.00%	0.02%	0.02%	0.03%	0.04%

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income and equity simulations. The simulations use projected repricing of assets and liabilities at December 31, 2017 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on the simulations. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and would increase if prepayments accelerated. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Bank at December 31, 2017 through December 31, 2018, assuming a static balance sheet. These estimates are in compliance with our internal policy limits.

	Net Interest Income
Basis Point (“bp”) Change in Rates	Amount	Change	% Change
	(Dollars in thousands)

300	$23,293	$(1,303)	(5.30)%
200	23,791	(805)	(3.27)
0	24,596	—	—
(100)	24,170	(426)	(1.73)

The following table reflects changes in the present value of equity for the Bank at December 31, 2017.

	Present Value of Equity
Basis Point (“bp”) Change in Rates	Amount	Change	% Change
	(Dollars in thousands)

300	$94,260	$(9,715)	(9.34)%
200	99,195	(4,780)	(4.60)
0	103,975	—	—
(100)	95,939	(8,036)	(7.73)

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

Our most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and securities available for sale. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2017, cash and cash equivalents, which include short-term investments, totaled $28.5 million. Securities classified as available-for-sale, whose aggregate fair value exceeds cost, provide additional sources of liquidity and had a fair value of $66.5 million at December 31, 2017. In addition, at December 31, 2017, we had the ability to borrow approximately $56.4 million in additional funds from the Federal Home Loan Bank of Boston. On December 31, 2017, we had $77.2 million of long-term debt outstanding, and $38.0 million of short-term borrowings outstanding, all of which were Federal Home Loan Bank of Boston advances. In addition, at December 31, 2017, we had the ability to borrow $5.0 million from the Co-operative Central Bank on an unsecured basis, and $8.9 million from the Federal Reserve Bank under a collateralized borrowing program, none of which was outstanding at that date. The Company also has a $5.0 million unsecured line of credit with a correspondent bank. No additional advances were outstanding at December 31, 2017.

At December 31, 2017, we had $125.8 million in loan commitments outstanding, which included $117.5 million in available lines of credit for individuals and corporate customers and unadvanced funds on construction loans. Certificates of deposit due within one year of December 31, 2017 totaled $175.2 million, or 75.1% of total certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods. If these maturing deposits are not renewed, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The following table presents certain of our contractual obligations as of December 31, 2017.

	December 31, 2017 – Payments Due by Period
(In thousands)	Total	Within One Year	Over One to Three Years	Over Three to Five Years	Over Five Years

Contractual Obligations:
Long-term debt obligations	$71,174	$43,500	$22,000	$11,674	$—
Subordinated debt obligations	10,000	—	—	—	10,000
Operating lease obligations	5,326	1,130	2,166	1,383	647
Other contractual obligations	219	75	144	—	—
Total	$86,719	$44,705	$24,310	$13,057	$10,647

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

The following table presents our primary investing and financing activities during the periods indicated.

	Years Ended December 31,
(In thousands)	2017	2016

Investing activities:
Loan originations, net of principal payments	$(110,336)	$(68,738)
Proceeds from calls, maturities and principal repayments of securities available for sale	5,415	14,740
Proceeds from sales of securities available for sale	—	1,088
Purchases of securities available for sale	(7,072)	(18,926)

Financing activities:
Increase in deposits	93,932	59,072
Increase in short-term borrowings	16,750	1,250
(Decrease) increase in long-term debt	(5,846)	10,160

Capital Management. We are subject to various regulatory capital requirements administered by the FDIC and the Massachusetts Commissioner of Banks, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2017, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Federal Regulations—Capital Requirements” and note 15 of the notes to consolidated financial statements.

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

The Board of Directors declared cash dividends totaling $0.19 per share for the year ended December 31, 2017. There can be no assurance that the Board of Directors will declare any future cash dividends.

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

For the years ended December 31, 2017 and 2016, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, utilizing the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2017 is effective.

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

(c)         Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Effective March 28, 2018, the Board of Directors amended Article III, Section 13 of Wellesley Bancorp’s Bylaws to remove the exemption from the age limitation previously contained in that provision. As a result of the amendment, no person may be elected or appointed to serve as a director of Wellesley Bancorp after the annual meeting following his or her reaching the age of seventy-five (75). The Amended and Restated Bylaws of Wellesley Bancorp are attached as Exhibit 3.2 to this Annual Report on Form 10-K.

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

(d)     Equity Compensation Plans.

Equity Compensation Plan Information as of December 31, 2017

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	193,590	$15.30	—
Equity compensation plans not approved by security holders	—	—	—
Total	193,590	$15.30	—

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

Item 15. Exhibits and Financial Statement Schedules

(a)	List of Documents Filed as Part of this Report

(1)       Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017 and 2016
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2017 and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016
Notes to Consolidated Financial Statements

(b)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1	Articles of Incorporation of Wellesley Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of Wellesley Bancorp, Inc.
4.1	Form of 6.00% Fixed-to-Floating Subordinated Note Due 2025 (3)
10.1	Employment Agreement between Wellesley Bancorp, Inc., Wellesley Bank and Thomas J. Fontaine + (2)
10.2	Amended and Restated Executive Salary Continuation Agreement between Wellesley Bank and Thomas J. Fontaine, as amended + (4)
10.3	Wellesley Bank Supplemental Executive Retirement Plan+ (5)
10.4	Wellesley Bank Employee Severance Compensation Plan+ (6)
10.5	Wellesley Bancorp, Inc. 2012 Equity Incentive Plan + (7)
10.6	Wellesley Bancorp, Inc. 2016 Equity Incentive Plan + (8)
10.7	Severance Agreement between Wellesley Bank and Ralph Letner+(9)
10.8	Form of subordinated Note Purchase Agreement dated December 17, 2015, by and among Wellesley Bancorp, Inc. and the Purchasers identified therein (10)
10.9	Severance Compensation Agreement between Wellesley Bank and Michael W. Dvorak dated May 23, 2016 + (11)
21.1	Subsidiaries of Wellesley Bancorp, Inc.
23.1	Consent of Wolf & Company, P.C.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101.1	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

+    Management contract or compensatory agreement or arrangement.

(1)	Incorporated herein by reference to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-176764), filed with the Securities and Exchange Commission on November 7, 2011.
(2)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (file No. 333-176764), filed with the Securities and Exchange Commission on September 9, 2011.
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2015 (included as Exhibit A to the purchase Agreement filed as Exhibit 10.1 thereto).
(4)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the Securities and Exchange Commission on May 11, 2012 (filed as Exhibits 10.1 thereto).
(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2012 (filed as Exhibit 10.2 thereto)
(6)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2016 (filed as Exhibit 10.1 thereto)
(7)	Incorporated herein by reference to Appendix A to the Company’s Proxy Statement, filed with the Securities and Exchange Commission on July 10, 2012.
(8)	Incorporated herein by reference to Appendix A to the Company’s Proxy Statement filed, with the Securities and Exchange Commission on April 13, 2016.
(9)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2015 (filed as Exhibit 10.6 thereto).
(10)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2015 (filed as Exhibit 10.1 thereto).
(11)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2016 (filed as exhibit 10.1 thereto).

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

WELLESLEY BANCORP, INC.

March 29, 2018	By:	/s/ Thomas J. Fontaine
Thomas J. Fontaine
President, Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Fontaine	President, Chief Executive Officer and	March 29, 2018
Thomas J. Fontaine	Chairman of the Board
(principal executive officer)

/s/ Michael W. Dvorak	Chief Financial Officer and Treasurer	March 29, 2018
Michael W. Dvorak
(principal financial and accounting officer)

/s/ Simon R. Gerlin	Director	March 29, 2018
Simon R. Gerlin

/s/ Nancy Marden Goodall	Director	March 29, 2018
Nancy Marden Goodall

/s/ C. Joseph Grignaffini	Director	March 29, 2018
C. Joseph Grignaffini

/s/ Theodore F. Parker	Director	March 29, 2018
Theodore F. Parker

/s/ Leslie B. Shea	Director	March 29, 2018
Leslie B. Shea

/s/ Edwin G. Silver	Director	March 29, 2018
Edwin G. Silver

/s/ Robert L. Skolnick	Director	March 29, 2018
Robert L. Skolnick

/s/ Tina L. Wang	Director	March 29, 2018
Tina L. Wang

/s/ Kathryn M. Hinderhofer	Director	March 29, 2018
Kathryn M. Hinderhofer

Index to Consolidated Financial Statements

of Wellesley Bancorp, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Wellesley Bancorp, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wellesley Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Wolf & Company, P.C.

We have served as the Company's auditor since 1999.

Boston, Massachusetts
March 29, 2018

Wellesley Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2017	2016
	(Dollars in thousands)
Assets

Cash and due from banks	$4,604	$3,607
Short-term investments	23,858	24,818
Total cash and cash equivalents	28,462	28,425

Certificates of deposit	100	100
Securities available for sale, at fair value	66,486	64,648
Federal Home Loan Bank of Boston stock, at cost	5,937	5,758
Loans held for sale	—	1,454

Loans	692,455	581,563
Less allowance for loan losses	(6,153)	(5,432)
Loans, net	686,302	576,131

Bank-owned life insurance	7,535	7,303
Premises and equipment, net	3,470	3,876
Accrued interest receivable	2,140	1,647
Net deferred tax asset	2,352	2,742
Other assets	2,611	3,199

Total assets	$805,395	$695,283

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$104,346	$94,946
Interest-bearing	512,396	427,864
Total deposits	616,742	522,810

Short-term borrowings	38,000	21,250
Long-term debt	77,174	83,020
Subordinated debentures	9,802	9,769
Accrued expenses and other liabilities	4,432	3,220
Total liabilities	746,150	640,069

Commitments and contingencies (Notes 7,13 and 14)

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 14,000,000 shares authorized, 2,506,532 and 2,484,852 shares issued and outstanding in 2017 and 2016, respectively	25	25
Additional paid-in capital	25,601	24,703
Retained earnings	34,736	31,999
Accumulated other comprehensive income (loss)	39	(229)
Unearned compensation – ESOP	(1,156)	(1,284)
Total stockholders' equity	59,245	55,214
Total liabilities and stockholders' equity	$805,395	$695,283

See accompanying notes to consolidated financial statements.

Wellesley Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2017	2016
	(Dollars in thousands, except per share data)

Interest and dividend income:
Interest and fees on loans and loans held for sale	$26,251	$22,938
Interest on debt securities:
Taxable	1,338	1,369
Tax-exempt	305	219
Interest on short-term investments and certificates of deposit	220	83
Dividends on FHLB stock	252	195
Total interest and dividend income	28,366	24,804
Interest expense:
Deposits	3,581	3,111
Short-term borrowings	293	100
Long-term debt	1,182	1,053
Subordinated debentures	632	635
Total interest expense	5,688	4,899

Net interest income	22,678	19,905
Provision for loan losses	735	437
Net interest income, after provision for loan losses	21,943	19,468

Noninterest income:
Customer service fees	149	103
Gain on sales of securities, net	—	16
Mortgage banking activities	113	288
Income on bank-owned life insurance	232	230
Wealth management fees	1,257	982
Miscellaneous	236)	91
Total noninterest income	1,987	1,710
Noninterest expenses:
Salaries and employee benefits	10,094	9,691
Occupancy and equipment	2,785	2,744
Data processing	892	778
FDIC insurance	609	404
Professional fees	761	884
Advertising and marketing	384	338
Other general and administrative	1,656	1,565
Total noninterest expenses	17,181	16,404

Income before income taxes	6,749	4,774
Provision for income taxes	3,564	1,838

Net income	3,185	2,936

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	418	(608)
Reclassification adjustment for net gains on sales of securities recognized in noninterest income	—	(16)
Income tax (provision) benefit	(150)	233

Total other comprehensive income (loss), net of tax	268	(391)

Comprehensive income	$3,453	$2,545

Earnings per common share:
Basic	$1.34	$1.26
Diluted	$1.30	$1.24
Weighted average shares outstanding:
Basic	2,369,466	2,329,645
Diluted	2,454,580	2,367,038

See accompanying notes to consolidated financial statements.

Wellesley Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2017 and 2016

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Unearned Compensation-	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Equity
	(Dollars in thousands, except per share data)

Balance at December 31, 2015	2,458,553	$25	$23,992	$29,411	$162	$(1,412)	$52,178

Comprehensive income (loss)	—	—	—	2,936	(391)	—	2,545
Dividends paid to common stockholders ($0.15 per share)	—	—	—	(348)	—	—	(348)
Share-based compensation – equity incentive plan	—	—	537	—	—	—	537
Restricted stock awards granted	26,000	—	—	—	—	—	—
Stock options exercised	3,200	—	49	—	—	—	49
Tax effect of dividends on unvested restricted stock	—	—	2	—	—	—	2
Excess tax benefit from vesting of restricted stock	—	—	45	—	—	—	45
Common stock repurchased in connection with restricted stock awards	(2,901)	—	(64)	—	—	—	(64)
ESOP shares committed to be allocated (12,838 shares)	—	—	142	—	—	128	270

Balance at December 31, 2016	2,484,852	25	24,703	31,999	(229)	(1,284)	55,214

Comprehensive income	—	—	—	3,185	268	—	3,453
Dividends paid to common stockholders ($0.19 per share)	—	—	—	(448)	—	—	(448)
Share-based compensation – equity incentive plan	—	—	614	—	—	—	614
Restricted stock awards granted	15,000	—	—	—	—	—	—
Stock options exercised	10,100	—	157	—	—	—	157
Common stock repurchased in connection with restricted stock awards	(3,420)	—	(93)	—	—	—	(93)
ESOP shares committed to be allocated (12,838 shares)	—	—	220	—	—	128	348
Balance at December 31, 2017	2,506,532	$25	$25,601	$34,736	$39	$(1,156)	$59,245

See accompanying notes to consolidated financial statements.

Wellesley Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$3,185	$2,936
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	735	437
Depreciation and amortization	746	749
Net amortization of securities premiums and discounts	237	276
Gain on sales of securities, net	—	(16)
Principal balance of loans sold	11,747	30,739
Loans originated for sale	(10,293)	(31,061)
Accretion of net deferred loan fees	(570)	(524)
Income on bank-owned life insurance	(232)	(230)
Amortization of subordinated debt issuance costs	33	35
Deferred income tax provision (benefit)	240	(30)
ESOP expense	348	270
Share-based compensation	614	537
Excess tax benefits from share-based compensation	—	(45)
Net change in other assets and liabilities	1,264	(763)

Net cash provided by operating activities	8,054	3,310

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	5,415	14,740
Purchases	(7,072)	(18,926)
Proceeds from sales	—	1,088
Purchase of Federal Home Loan Bank stock	(179)	(234)
Loan originations, net of principal payments	(110,336)	(68,738)
Additions to premises and equipment	(344)	(1,159)
Proceeds from sale of premises and equipment	47	—

Net cash used by investing activities	(112,469)	(73,229)

Cash flows from financing activities:
Net increase in deposits	93,932	59,072
Proceeds from issuance of long-term debt	39,000	26,085
Repayments of long-term debt	(44,846)	(15,925)
Increase in short-term borrowings	16,750	1,250
Stock options exercised	157	49
Common stock repurchased	(93)	(64)
Excess tax benefits from share-based compensation	—	45
Tax effect of dividends on unvested restricted stock	—	2
Cash dividends paid	(448)	(348)

Net cash provided by financing activities	104,452	70,166

Net change in cash and cash equivalents	37	247
Cash and cash equivalents at beginning of year	28,425	28,178
Cash and cash equivalents at end of year	$28,462	$28,425

Supplementary information:
Interest paid	$5,250	$4,816
Income taxes paid	2,820	2,019

See accompanying notes to consolidated financial statements.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2017 and 2016

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

Significant Group Concentrations of Credit Risk

Most of the Company’s lending activities are with customers located within the New England region of the country. The Company does not have any significant concentrations to any one industry or customer.

Cash equivalents

Cash equivalents include amounts due from banks and short-term investments with original maturities of three months or less, primarily balances held at the Federal Reserve Bank of Boston. The Company maintains cash balances in excess of federally insured limits.

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

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

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

Purchase premiums and discounts are amortized to earnings by methods which do not differ materially from the interest method. Discounts and, prior to January 1, 2017, premiums, are amortized over contractual lives of the securities. Effective January 1, 2017, premiums are amortized over the earlier of the estimated lives or the earliest call date of the securities. See “Recent Accounting Pronouncements”. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Federal Home Loan Bank stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Boston, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock. The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. As of December 31, 2017 and 2016, no impairment has been recognized.

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

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

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

Allowance for loan losses

The allowance for loan losses is established through a provision for loan losses charged to earnings as losses are estimated to occur. Loan losses are charged against the allowance when management believes the uncollectibility of the loan balance is confirmed. Subsequent recoveries are credited to the allowance.

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

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

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

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2017 and 2016

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

Derivative financial instruments

Derivative financial instruments are recognized as assets and liabilities on the consolidated balance sheets and measured at fair value.

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

Income taxes

Deferred tax assets and liabilities relate to temporary differences between the book and tax bases of certain assets and liabilities, and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, as recently occurred with the Tax Cuts and Jobs Act (see Note 12), deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company does not have any uncertain tax positions at December 31, 2017 or 2016 which require accrual or disclosure. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2017 and 2016.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2017 and 2016

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

The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

	December 31,
	2017	2016
	(In thousands)
Net unrealized gains (losses) on securities available for sale	$44	$(374)
Tax effect	2	145
Net-of- tax amount	46	(229)
Stranded effect of tax rate change (Note 12)	(7)	—
	$39	$(229)

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2017 and 2016

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

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2017	2016
	(In thousands, except per share data)

Net income applicable to common stock	$3,185	$2,936

Average number of common shares issued	2,491	2,465
Less: Average unallocated ESOP shares	(122)	(135)

Average number of common shares outstanding used to calculate basic earnings per common share	2,369	2,330
Effect of dilutive stock options	86	37

Average number of common shares outstanding used to calculate diluted earnings per common share	2,455	2,367
Earnings per common share:
Basic	$1.34	$1.26
Diluted	$1.30	$1.24

There were no anti-dilutive options for the years ended December 31, 2017 and 2016. Anti-dilutive shares are common stock equivalents with exercise prices in excess of the average market value of the Company’s stock for the periods presented.

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

Effective January 1, 2017 the Company adopted ASU 2017-08, Receivables - Non-refundable Fees and Other Costs (Subtopic 310-20), which shortens the period of amortization of the premium on certain callable debt securities to the earliest call date. Adoption of this update did not have a material impact on the Company’s consolidated financial statements.

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

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities, to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The key provision included in the ASU is that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) will be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost.  This ASU also requires companies to use an “exit price” fair value when measuring the fair values of financial instruments. For public entities such as the Company, this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this update will not have a significant impact on the consolidated financial statements, as the Company does not currently invest in equity securities.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change in terms or conditions of a share-based payment award. For public business entities, the amendments are effective for fiscal years beginning December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The adoption of this update will not have a significant impact on the consolidated financial statements.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

2.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. The reserve balance amounted to $3.0 million and $1.5 million at December 31, 2017 and 2016, respectively.

3.	SHORT-TERM INVESTMENTS

Short-term investments are comprised of the following:

	December 31,
	2017	2016
	(In thousands)

Federal Reserve Bank deposits	$22,292	$23,664
Federal Home Loan Bank deposits	27	24
Money market accounts	1,539	1,130
	$23,858	$24,818

4.	CERTIFICATES OF DEPOSIT

Certificates of deposit mature within one year and have a weighted average rate of 1.48% at December 31, 2017 and 0.73% at December 31, 2016.

5.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2017
Residential mortgage-backed securities:
Government National Mortgage Association	$3,358	$46	$(53)	$3,351
Government-sponsored enterprises	11,690	43	(84)	11,649
SBA and other asset-backed securities	11,961	89	(87)	11,963
State and municipal bonds	13,026	276	(15)	13,287
Government-sponsored enterprise obligations	8,000	—	(166)	7,834
Corporate bonds	17,166	52	(57)	17,161
U.S. Treasury bonds	1,241	—	—	1,241

	$66,442	$506	$(462)	$66,486

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2016
Residential mortgage-backed securities:
Government National Mortgage Association	$3,876	$55	$(33)	$3,898
Government-sponsored enterprises	13,134	73	(97)	13,110
SBA and other asset-backed securities	12,571	70	(140)	12,501
State and municipal bonds	9,533	93	(156)	9,470
Government-sponsored enterprise obligations	8,000	—	(197)	7,803
Corporate bonds	17,908	55	(97)	17,866

	$65,022	$346	$(720)	$64,648

For the year ended December 31, 2017 there were no sales of securities. For the year ended December 31, 2016, proceeds from sales of securities available for sale amounted to $1.1 million, which realized gross gains of $16 thousand and no gross losses.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2017 are as follows below. Expected maturities may differ from contractual maturities because the issuers, in certain instances, have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Within 1 year	$2,241	$2,240
After 1 year to 5 years	19,124	19,006
After 5 years to 10 years	9,541	9,580
After 10 years	8,527	8,697
	39,433	39,523
Mortgage- and asset-backed securities	27,009	26,963

	$66,442	$66,486

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2017
Residential mortgage-backed securities:
Government National Mortgage Association	$(3)	$266	$(50)	$1,611
Government-sponsored enterprises	(13)	3,578	(71)	3,110
SBA and other asset-backed securities	(8)	2,267	(79)	2,434
State and municipal bonds	(3)	571	(12)	871
Government-sponsored enterprise obligations	(27)	1,973	(139)	5,860
Corporate bonds	(21)	7,399	(36)	1,985
	$(75)	$16,054	$(387)	$15,871

December 31, 2016
Residential mortgage-backed securities:
Government National Mortgage Association	$(11)	$1,214	$(22)	$849
Government-sponsored enterprises	(85)	6,771	(12)	540
SBA and other asset-backed securities	(115)	6,109	(25)	1,608
State and municipal bonds	(154)	5,257	(2)	396
Government-sponsored enterprise obligations	(197)	7,803	—	—
Corporate bonds	(93)	7,360	(4)	992
	$(655)	$34,514	$(65)	$4,385

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluations. At December 31, 2017, various debt securities have unrealized losses with aggregate depreciation of 1.4% from their aggregate amortized cost basis. These unrealized losses relate principally to the effect of interest rate changes on the fair value of debt securities and not to an increase in credit risk of the issuers. As the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2017.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

6.	LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the balances of loans is as follows:

	December 31,
	2017	2016
	(In thousands)
Real estate loans:
Residential – fixed	$31,433	$18,573
Residential – variable	297,593	249,486
Commercial	138,784	121,134
Construction	120,004	110,390
	587,814	499,583

Commercial loans:
Secured	62,333	49,126
Unsecured	5,638	221
	67,971	49,347

Consumer loans:
Home equity lines of credit	36,378	32,437
Other	214	216
	36,592	32,653

Total loans	692,377	581,583

Less:
Allowance for loan losses	(6,153)	(5,432)
Net deferred origination costs (fees)	78	(20)

Loans, net	$686,302	$576,131

The Company has transferred a portion of its originated residential and commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from the borrower’s lack of compliance with contractual terms of the loans. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2017 and 2016, the Company was servicing commercial real estate loans for participants aggregating $4.9 million and $3.6 million, respectively. At December 31, 2017 and 2016, the Company was servicing residential real estate loans for participants aggregating $9.9 million and $11.4 million, respectively.

Whole mortgage loans sold and serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $3.2 million and $4.3 million at December 31, 2017 and 2016, respectively.

The Company has pledged certain residential and commercial real estate loans to secure FHLB advances and available lines of credit. (See Notes 9 and 10.)

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

The following table summarizes the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2017 and 2016:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Year Ended December 31, 2017

Allowance at December 31, 2016	$1,422	$1,145	$1,827	$703	$211	$3	$121	$5,432

Provision (credit) for loan losses	300	375	(166)	214	37	2	(27)	735
Loans charged off	—	—	—	—	(11)	(3)	—	(14)

Allowance at December 31, 2017	$1,722	$1,520	$1,661	$917	$237	$2	$94	$6,153
Year Ended December 31, 2016

Allowance at December 31, 2015	$1,490	$1,025	$1,684	$509	$238	$2	$164	$5,112

Provision (credit) for loan losses	38	120	143	194	(16)	1	(43)	437
Loans charged off	(106)	—	—	—	(11)	—	—	(117)

Allowance at December 31, 2016	$1,422	$1,145	$1,827	$703	$211	$3	$121	$5,432

Further information pertaining to the allowance for loan losses at December 31, 2017 and 2016 is as follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
December 31, 2017

Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	1,722	1,520	1,661	917	237	2	94	6,153

Total allowance	$1,722	$1,520	$1,661	$917	$237	$2	$94	$6,153

Impaired loan balances	$172	576	$—	$—	$—	$—	$—	$748
Non-impaired loan balances	328,854	138,208	120,004	67,971	36,378	214	—	691,629

Total loans	$329,026	$138,784	$120,004	$67,971	$36,378	$214	$—	$692,377

December 31, 2016

Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	1,422	1,145	1,827	703	211	3	121	5,432

Total allowance	$1,422	$1,145	$1,827	$703	$211	$3	$121	$5,432

Impaired loan balances	$179	$591	$—	$—	$—	$—	$—	$770
Non-impaired loan balances	267,880	120,543	110,390	49,347	32,437	216	—	580,813

Total loans	$268,059	$121,134	$110,390	$49,347	$32,437	$216	$—	$581,583

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

The following is a summary of past due and non-accrual loans at December 31, 2017 and 2016:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Non- accrual Loans
	(In thousands)
December 31, 2017

Residential real estate	$598	$65	$—	$663	$—	$—
Commercial real estate	—	—	576	576	—	576

Total	$598	$65	$576	$1,239	$—	$576
December 31, 2016

Commercial real estate	$—	$979	$591	$1,570	$—	$591
Home equity lines of credit	—	208	—	208	—	—
Total	$—	$1,187	$591	$1,778	$—	$591

The following is a summary of impaired loans at December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$172	$189	$179	$196
Commercial real estate	576	710	591	646

Total impaired loans	$748	$899	$770	$842

Further information pertaining to impaired loans follows:

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
Residential real estate	$175	$6	$—	$393	$14	$8
Commercial real estate	581	51	51	617	—	—
Commercial	—	—	-	6	—	-
Home equity lines of credit	—	—	—	19	1	1

Total	$756	$57	$51	$1,035	$15	$9

No additional funds are committed to be advanced in connection with impaired loans.

TDRs, which are included in impaired loans, totaled $748 thousand at December 31, 2017 and $179 thousand at December 31, 2016. There was one TDR, totaling $576 thousand, on non-accrual status at December 31, 2017. There were no TDRs on non-accrual status at December 31, 2016.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

The following is a summary of troubled debt restructurings recorded for the year ended December 31, 2017.

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(In thousands)

Commercial real estate	$1	$572	$582

During the year ended December 31, 2017, the Company recorded a TDR for one commercial real estate loan which capitalized past-due interest over the remaining term of the loan in accordance with their bankruptcy filing.

There were no TDRs recorded during the year ended December 31, 2016.

There were no TDRs that defaulted (90 days or more past due) during the years ended December 31, 2017 and 2016, and for which default was within one year of the restructure date.

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

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

The following table presents the Company’s loans by risk rating:

	December 31, 2017				December 31, 2016
	Commercial Real Estate	Construction	Commercial	Total	Commercial Real Estate	Construction	Commercial	Total
	(In thousands)
Loans rated 1-4	$134,201	$120,004	$67,087	$321,292	$115,110	$110,390	$46,820	$272,320
Loans rated 5	1,476	—	301	1,777	5,433	—	1,569	7,002
Loans rated 6	2,531	—	583	3,114	—	—	958	958
Loans rated 7	576	—	—	576	591	—	—	591

Total	$138,784	$120,004	$67,971	$326,759	$121,134	$110,390	$49,347	$280,871

7.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment is as follows:

	December 31,		Estimated Useful Lives In
	2017	2016	Years
	(In thousands)
Premises:
Land	$50	$50	—
Buildings	696	696	35-40
Leasehold improvements	3,420	3,374	5-15
Equipment	3,377	3,203	3-5
	7,543	7,323
Less accumulated depreciation and amortization	(4,073)	(3,447)
Premises and equipment, net	$3,470	$3,876

Total depreciation and amortization expense for the years ended December 31, 2017 and 2016 amounted to $746 thousand and $749 thousand, respectively.

Pursuant to terms of non-cancelable lease agreements in effect at December 31, 2017, future minimum rent commitments are as follows:

Year Ending December 31,	Amount
(In thousands)

2018	$1,130
2019	1,080
2020	1,086
2021	917
2022	466
Thereafter	647
$5,326

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

The leases contain options to extend for up to ten years. The cost of such options is not included above. Total rent expense amounted to $1.2 million for each the years ended December 31, 2017 and 2016.

On March 16, 2018, the Company signed a lease for their new corporate headquarters, with a total rent commitment of $4.2 million over the seven year term of the lease, with a commencement date of August 1, 2018.

8.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	Years Ended December 31,
	2017	2016
	(In thousands)

Demand	$104,346	$94,946
NOW	37,481	35,581
Money market	143,031	99,964
Regular and other savings	98,565	97,310
Total non-certificate accounts	383,423	327,801

Term certificates of $250 thousand and greater	84,299	103,717
Term certificates less than $250 thousand	149,020	91,292
Total term certificates	233,319	195,009

Total deposits	$616,742	$522,810

Term certificates include brokered deposits amounting to $65.0 million and $29.0 million at December 31, 2017 and 2016, respectively.

A summary of term certificates by maturity is as follows:

	December 31, 2017		December 31, 2016
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$175,204	1.27%	$123,009	1.03%
Over 1 year to 2 years	43,464	1.44	50,164	1.14
Over 2 years to 3 years	12,016	1.78	17,961	1.44
Over 3 years to 4 years	2,635	1.46	3,875	1.41

	$233,319	1.33%	$195,009	1.11%

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

9.	SHORT-TERM BORROWINGS AND AVAILABLE LINES OF CREDIT

At December 31, 2017 and 2016, short-term borrowings consisted entirely of fixed-rate advances from the FHLB with original maturities of less than one year. The weighted average interest rate on advances outstanding at December 31, 2017 and 2016 was 1.53% and 0.74%, respectively. All borrowings from the FHLB are secured by a blanket lien on qualified collateral. (See Notes 6 and 10.)

Borrowings available under an available FHLB variable-rate line of credit amounted to $1.3 million as of December 31, 2017 and 2016, respectively. No advances were outstanding under the line of credit at December 31, 2017 or 2016.

At December 31, 2017 and 2016, the Company has pledged commercial real estate loans of $19.8 million and $22.5 million, respectively, to access the Federal Reserve Bank discount window. At December 31, 2017 and 2016, the available line amounted to $8.9 million and $10.1 million, respectively. No advances were outstanding at December 31, 2017 or 2016.

The Company has $5.0 million of unsecured borrowing capacity with the Co-operative Central Bank, none of which was outstanding at December 31, 2017 and 2016. The Company also has a $5.0 million unsecured line of credit with a correspondent bank. No advances were outstanding at December 31, 2017 or 2016.

10.	LONG-TERM DEBT

Long-term debt, and related maturities, at December 31, 2017 and 2016 consists of fixed-rate FHLB advances, as follows:

	Amount		Weighted Average Rates
	2017	2016	2017	2016
	(In thousands)
2017	$—	$44,500	—%	1.18%
2018	43,500	25,500	1.32	1.31
2019	10,000	7,000	1.60	1.58
2020	12,000	4,000	1.83	1.86
2022*	11,674	2,020	0.55	1.84

	$77,174	$83,020	1.32%	1.30%

*At December 31, 2017 and 2016, includes an amortizing advance amounting $1.7 million and $2.0 million, respectively, requiring monthly principal and interest of $32 thousand.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property. (See Note 6.)

11.	SUBORDINATED DEBT

On December 17, 2015, the Company closed its private offering of $10.0 million, 6.00% fixed-to-floating rate Subordinated Notes due December 30, 2025 (the “Notes”). The Notes were offered to institutional accredited investors at par. The Company is using the proceeds for general corporate purposes. Interest on the Notes is payable semi-annually in arrears on June 30 and December 30 of each year. The Company recorded issuance costs of $266 thousand, which are being amortized over the period to maturity on an effective interest method. The carrying value, net of issuance costs, totaled $9.8 million at both December 31, 2017 and 2016.

These Notes bear a fixed rate of interest of 6.00% for the first five years at which time, and at any interest payment date thereafter, the Notes may be called at par at the Company’s option. Subsequent to the initial call date, the Notes bear a floating rate of interest that reprices and is payable quarterly at the 3-month LIBOR rate plus 435.5 basis points.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

12.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2017	2016
	(In thousands)
Current tax provision:
Federal	$2,608	$1,459
State	716	409
	3,324	1,868
Deferred tax provision (benefit):
Federal	(572)	(25)
State	(167)	(5)
Effect of federal tax rate change	979	—
	240	(30)

Total tax provision	$3,564	$1,838

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2017	2016

Statutory tax rate	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	5.4	5.6
Income on bank-owned life insurance	(1.2)	(1.6)
Tax exempt bond income	(1.5)	(1.6)
Share-based compensation	0.3	1.7
Effect of federal tax rate change	14.5	—
Other, net	1.3	0.4

Effective tax rates	52.8%	38.5%

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “Act”). The Act includes a number of changes in existing tax law impacting businesses including, among other things, a reduction in the corporate income tax rate from 34% to 21%, effective on January 1, 2018. As a result of this rate reduction, the Company revalued its net deferred tax asset as of December 22, 2017, resulting in a reduction in the value of the net deferred tax asset of $979 thousand, which was recorded as additional income tax provision in the Company’s consolidated statements of comprehensive income in 2017. The Company has developed a reasonable estimate of the other provisions of the Act in determining the current year income tax provision.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

The $979 thousand in income tax provision includes a tax provision of $7 thousand relating to the impact of the rate change on deferred tax items originally recorded through other comprehensive income. This accounting treatment effectively stranded $7 thousand of deferred tax items in accumulated other comprehensive income (“AOCI”). In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from AOCI to retained earnings to eliminate the stranded tax effects resulting from the Act. As permitted, the Company early adopted the ASU and recorded a $7 thousand decrease in retained earnings and a corresponding increase in AOCI as of January 1, 2018.

The tax effects of each item that gives rise to deferred tax assets (liabilities) are as follows:

	December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$1,730	$2,169
Employee benefit plans	847	967
Partnerships and other investments	3	—
Deferred loan fees	—	5
Net unrealized gain/loss on securities available for sale	2	145
Other, net	15	—
	2,597	3,286
Deferred tax liabilities:
Depreciation and amortization	(194)	(463)
Mortgage servicing rights	(29)	(49)
Partnerships and other investments	—	(14)
Deferred loan fees	(22)	—
Other, net	—	(18)
	(245)	(544)
Net deferred tax asset	$2,352	$2,742

The federal income tax reserve for loan losses at the Company’s base year amounted to $820 thousand. If any portion of the reserve is used for purposes other than to absorb loan losses for which established, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year in which used. As the Company intends to use the reserve only to absorb loan losses, a deferred income tax liability of $231 thousand has not been provided.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2014 through 2017. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2014 are open.

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

Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

Outstanding derivative loan commitments expose the Company to the potential for changes in the fair value of the underlying loans as interest rates change, along with the value of the loan commitment. If interest rates increase, the value of these loan commitments will decrease. Conversely, if interest rates decrease, the value of these loan commitments will increase. There were no outstanding derivative loan commitments at December 31, 2017. The notional amount of undesignated derivative loan commitments was $700 thousand at December 31, 2016. The fair value of these commitments was a liability of $17 thousand at December 31, 2016.

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

The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. There were no undesignated forward loan sale commitments at December 31, 2017. The notional amount of undesignated forward loan sale commitments was $2.2 million at December 31, 2016. The fair value of these commitments was a net asset of $72 thousand at December 31, 2016.

14.	OTHER COMMITMENTS AND CONTINGENCIES

Credit-related financial instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit which involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets. At December 31, 2017 and 2016, the following financial instruments were outstanding whose contract amounts represent credit risk.

	December 31,
	2017	2016
	(In thousands)

Commitments to grant loans	$6,597	$11,416
Unadvanced funds on home equity lines of credit	35,759	27,611
Unadvanced funds on commercial lines of credit	30,368	29,358
Unadvanced funds on construction loans	51,409	38,522
Standby letters of credit	1,176	320
Overdraft lines of credit	503	483

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

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

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

Federal banking regulations require a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6%, a minimum ratio of total capital to risk-weighted assets of 8% and a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer and certain deductions from and adjustments to regulatory capital and risk-weighted assets are being phased in over several years. The required minimum conservation buffer was 1.25% as of December 31, 2017 and will increase to 1.875% on January 1, 2018 and 2.5% on January 1, 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes that the Company’s capital levels will remain characterized as “well-capitalized” throughout the phase-in periods.

As of December 31, 2017, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, common equity Tier 1 risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the recent notification that management believes have changed the Bank’s category. The Bank’s capital amounts and ratios as of December 31, 2017 and 2016 are presented in the following tables.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

	Actual		Minimum Capital Requirements		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2017

Total capital to risk-weighted assets	$71,795	11.7%	$49,009	8.0%	$61,262	10.0%

Common equity Tier 1 capital to risk-weighted assets	65,642	10.7	27,568	4.5	39,820	6.5

Tier 1 capital to risk-weighted assets	65,642	10.7	36,757	6.0	49,009	8.0

Tier 1 capital to average assets	65,642	8.4	31,382	4.0	39,228	5.0

December 31, 2016

Total capital to risk-weighted assets	$66,585	12.6%	$42,337	8.0%	$52,921	10.0%

Common equity Tier 1 capital to risk-weighted assets	61,152	11.6	23,815	4.5	34,399	6.5

Tier 1 capital to risk-weighted assets	61,152	11.6	31,753	6.0	42,337	8.0

Tier 1 capital to average assets	61,152	9.1	27,001	4.0	33,752	5.0

16.	EMPLOYEE BENEFIT PLANS

401(k) plan

The Company has a 401(k) plan which provides for voluntary contributions by participating employees subject to IRS limitations. In 2017 the Company matched the employee’s voluntary contribution at a level of 100% of the employee’s contributions up to the first 7% of the employee’s compensation. In 2016 the Company matched the employee’s voluntary contribution at a level of 150% of the employee’s contributions up to the first 7% of the employee’s compensation. Total plan expense for the years ended December 31, 2017 and 2016 amounted to $353 thousand and $506 thousand, respectively.

Supplemental retirement agreement

The Company has entered into a supplemental retirement agreement with a current officer, which provides for payments upon attaining the retirement age specified in the agreements. The present value of these future payments is accrued over the remaining service term and at December 31, 2017 and 2016, amounted to $1.3 million and $1.1 million, respectively. Supplemental retirement benefits generally vest as they are accrued, however a termination of employment subsequent to a change in control of the Company will result in the vesting of all benefits that would have accrued to the officer’s normal retirement date. Total supplemental retirement expense for the years ended December 31, 2017 and 2016 amounted to $224 thousand and $240 thousand, respectively.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

Endorsement split-dollar life insurance arrangements

The Company is the sole owner of life insurance policies pertaining to certain of the Company’s executives. The Company has entered into agreements with these executives whereby the Company has agreed to maintain a life insurance policy in effect during the executives’ retirement, which will pay to the executives’ estates or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies. Total split-dollar insurance expense totaled $9 thousand for each of the years ended December 31, 2017 and 2016.

Employee bonus program

The Company has established an employee bonus program whereby approximately 10 to 20% of the Company’s consolidated income, before income taxes and incentive compensation expense, is allocated for distribution to eligible employees. Total related bonus expense for the years ended December 31, 2017 and 2016 amounted to $1.2 million and $861 thousand, respectively.

Equity incentive plan

Under the Company’s 2016 Equity Incentive Plan, the Company may grant restricted stock awards to its employees and directors for up to 75,000 shares of its common stock. A restricted stock award (the “award”) is a grant of shares of Company common stock for no consideration, subject to a vesting schedule or the satisfaction of market conditions or performance criteria. Awarded shares are held in reserve for each grantee by the Company’s transfer agent, and will be issued from previously authorized but unissued shares upon vesting. The fair value of the stock awards, based on the market price at the grant date, will be recognized over the five-year vesting period. During 2017, the Board of Directors granted stock awards of 15,000 to certain management, employees, and directors. The fair value of the stock awards, based on the market price of the stock on the grant dates, was recorded as unearned compensation, and is being amortized over the vesting period.

Under the Company’s 2012 Equity Incentive Plan, the Company granted stock options to its employees and directors in the form of incentive stock options and non-qualified stock options totaling 231,894 shares of its common stock. The exercise price of each stock option was not less than the fair market value of the Company’s common stock on the date of grant, and the maximum term of each option is 10 years from the date of each award. The vesting period was five years from the date of grant, with vesting at 20% per year.

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

The Company’s 2012 Equity Incentive Plan was terminated upon approval of the 2016 Equity Incentive Plan.

Stock Options

A summary of option activity under the 2012 Equity Incentive Plan for the year ended December 31, 2017 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at beginning of year	222	$16.02
Granted	—	—
Exercised	(10)	15.45

Outstanding at end of year	212	$16.05	5.18	$2,893
Exercisable at end of year	194	$15.30	5.05	$2,645

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

For the years ended December 31, 2017 and 2016, share-based compensation expense applicable to the stock options was $169 thousand and $212 thousand, respectively, and the recognized tax benefit related to this expense was $28 thousand and $38 thousand, respectively.

Unrecognized compensation expense for non-vested stock options totaled $69 thousand as of December 31, 2017, which will be recognized over the remaining vesting period of 1.91 years.

Stock Awards

For the years ended December 31, 2017 and 2016, respectively, 15,000 and 26,000 restricted stock awards were granted with weighted average grant date fair values of $27.22 and $21.94.

The following table presents the activity in non-vested stock awards under the equity incentive plans for the year ended December 31, 2017:

	Number of Shares	Grant-date Fair Value
	(In thousands)
Non-vested stock awards at beginning of year	51	$19.38
Restricted shares granted	15	27.22
Shares vested	(25)	17.39

Non-vested stock awards at end of year	41	$23.20

For the year ended December 31, 2017 and 2016, compensation expense applicable to the stock awards was $445 thousand and $325 thousand, respectively, and the recognized tax benefit related to this expense was $178 thousand and $130 thousand, respectively. Unrecognized compensation expense for non-vested restricted stock totaled $852 thousand as of December 31, 2017, which will be recognized over the remaining weighted average vesting period of 3.8 years.

Employee stock ownership plan

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

The Company granted a loan to the ESOP for the purchase of shares of the Company’s common stock on the closing date of the Company’s mutual to stock conversion in 2012. As of December 31, 2017, the ESOP holds 180,794 shares or 7.2% of the common stock outstanding on that date. The loan obtained by the ESOP from the Company to purchase common stock is payable annually over 15 years at the rate of 3.25% per annum. The loan can be prepaid without penalty. Loan payments are expected to be funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares will be distributed to participants and cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

At December 31, 2017, the remaining principal balance on the ESOP debt is payable as follows:

Year Ending December 31,	Amount
(In thousands)

2018	$123
2019	127
2020	131
2021	135
2022	140
Thereafter	605

$1,261

Shares held by the ESOP include the following:

	December 31,
	2017	2016

Allocated	65,250	57,955
Unallocated	115,543	128,382

	180,793	186,337

The fair value of unallocated shares was $3.4 million and $3.6 million at December 31, 2017 and 2016, respectively.

Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2017 and 2016 was $348 thousand and $270 thousand, respectively.

17.	RELATED PARTY TRANSACTIONS

Information pertaining to loans to directors, executive officers and their affiliates (exclusive of loans to any such persons which in the aggregate do not exceed $60 thousand) is as follows:

	Years Ended December 31,
	2017	2016
	(In thousands)

Balance at beginning of year	$3,356	$3,880
Principal additions	1,097	121
Principal payments	(993)	(645)

Balance at end of year	$3,460	$3,356

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2017 and 2016

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

Deposits from related parties held by the Bank at December 31, 2017 and 2016 amounted to $7.8 million and $6.7 million, respectively.

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

Federal Home Loan Bank stock: The carrying value of FHLB stock is deemed to approximate fair value, based on the redemption provisions of the FHLB of Boston.

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

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

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

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and 2016 are summarized below.

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
December 31, 2017

Assets
Securities available for sale	$—	$66,486	$—	$66,486
December 31, 2016
Assets
Securities available for sale	$—	$64,648	$—	$64,648
Forward loan sale commitments	—	72	—	72

Total assets	$—	$64,720	$—	$64,720
Liabilities
Derivative loan commitments	$—	$17	$—	$17

Assets and liabilities measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market (“LOCOM”) accounting or write-downs of individual assets. The following table summarized the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets at December 31, 2016.

	Level 1	Level 2	Level 3
	(In thousands)
Loans held for sale	$—	$—	$1,454

Total losses on loans held for sale held at December 31, 2016, for the year ended December 31, 2016, amounted to $51 thousand.

Loans held for sale (LHFS) are evaluated for losses associated with the application of lower-of-cost-of-market accounting. At December 31, 2016, a rise in market interest rates above contractual loan rates from the time LHFS were recorded is reflected as a reduction in the carrying value of the asset and a loss is recognized in current period earnings.

There are no assets at December 31, 2017 or liabilities at December 31, 2017 or 2016 measured at fair value on a non-recurring basis.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2017 and 2016

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

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2017
Financial assets:
Cash and cash equivalents	$28,462	$28,462	$—	$—	$28,462
Certificates of deposit	100	100	—	—	100
Securities available for sale	66,486	—	66,486	—	66,486
FHLB stock	5,937	—	—	5,937	5,937
Loans, net	686,302	—	—	694,614	694,614
Accrued interest receivable	2,140	—	—	2,140	2,140

Financial liabilities:
Deposits	$616,742	$—	$—	$615,653	$615,653
Short-term borrowings	38,000	—	38,000	—	38,000
Long-term debt	77,174	—	76,906	—	76,906
Subordinated debt	9,802	—	—	9,598	9,598
Accrued interest payable	286	—	—	286	286

December 31, 2016
Financial assets:
Cash and cash equivalents	$28,425	$28,425	$—	$—	$28,425
Certificates of deposit	100	100	—	—	100
Securities available for sale	64,648	—	64,648	—	64,648
FHLB stock	5,758	—	—	5,758	5,758
Loans held for sale	1,454	—	—	1,454	1,454
Loans, net	576,131	—	—	591,450	591,451
Accrued interest receivable	1,647	—	—	1,647	1,647
Forward loan sale commitments	72	—	72	—	72

Financial liabilities:
Deposits	$522 ,810	$—	$—	$523,479	$523,479
Short-term borrowings	21,250	—	21,250	—	21,250
Long-term debt	83,020	—	83,254	—	83,254
Subordinated debt	9,769	—	—	9,506	9,506
Accrued interest payable	140	—	—	140	140
Derivative loan commitments	17	—	17	—	17

