Form 10-Q
period 2018-03-31
Wellesley Bancorp, Inc.
filed 2018-05-10
CIK 1526952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 001-35352

WELLESLEY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	45-3219901
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer IdentificationNo.)

40 Central Street, Wellesley, Massachusetts	02482
(Address of principal executive offices)	(Zip Code)

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

Yes ☐  No ☒

As of April 30, 2018, there were 2,506,532 shares of the registrant’s common stock outstanding.

WELLESLEY BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Assets

Cash and due from banks	$5,828	$4,604
Short-term investments	45,533	23,858
Total cash and cash equivalents	51,361	28,462

Certificates of deposit	100	100
Securities available for sale, at fair value	67,209	66,486
Federal Home Loan Bank of Boston stock, at cost	5,864	5,937

Loans	685,727	692,455
Less allowance for loan losses	(6,218)	(6,153)
Loans, net	679,509	686,302

Bank-owned life insurance	7,592	7,535
Premises and equipment, net	3,329	3,470
Accrued interest receivable	1,954	2,140
Net deferred tax asset	2,444	2,352
Other assets	2,530	2,611

Total assets	$821,892	$805,395

Liabilities and Stockholders’ Equity

Deposits:
Non-interest-bearing	$110,631	$104,346
Interest-bearing	532,278	512,396
Total deposits	642,909	616,742
Short-term borrowings	17,500	38,000
Long-term debt	88,007	77,174
Subordinated debt	9,810	9,802
Accrued expenses and other liabilities	3,563	4,432
Total liabilities	761,789	746,150

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized,none issued	—	—
Common stock, $0.01 par value; 14,000,000 shares authorized,2,506,532 shares issued	25	25
Additional paid-in capital	25,769	25,601
Retained earnings	36,039	34,736
Accumulated other comprehensive income (loss)	(607)	39
Unearned compensation – ESOP	(1,123)	(1,156)
Total stockholders' equity	60,103	59,245
Total liabilities and stockholders' equity	$821,892	$805,395

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans and loans held for sale	$7,227	$5,977
Interest on debt securities:
Taxable	341	339
Tax-exempt	82	69
Interest on short-term investments and certificates of deposit	113	43
Dividends on FHLB stock	76	57
Total interest and dividend income	7,839	6,485
Interest expense:
Deposits	1,193	793
Short-term borrowings	123	32
Long-term debt	343	286
Subordinated debentures	158	158
Total interest expense	1,817	1,269

Net interest income	6,022	5,216
Provision for loan losses	65	—
Net interest income, after provision for loan losses	5,957	5,216

Noninterest income:
Customer service fees	43	34
Mortgage banking activities	9	43
Income on bank-owned life insurance	57	57
Wealth management fees	384	295
Miscellaneous	85)	92
Total noninterest income	578	521
Noninterest expenses:
Salaries and employee benefits	2,721	2,609
Occupancy and equipment	718	696
Data processing	234	201
FDIC insurance	168	147
Professional fees	198	173
Advertising and marketing	74	74
Other general and administrative	445	393
Total noninterest expenses	4,558	4,293

Income before income taxes	1,977	1,444
Provision for income taxes	540	563

Net income	1,437	881

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	(872)	237
Income tax (expense) benefit	219	(88)

Total other comprehensive income (loss), net of tax	(653)	149

Comprehensive income	$784	$1,030

Earnings per common share:
Basic	$0.60	$0.37
Diluted	$0.58	$0.36
Weighted average shares outstanding:
Basic	2,392,592	2,358,074
Diluted	2,485,222	2,441,993

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2018 and 2017

			Additional		Accumulated Other	Unearned	Total
	Common Stock		Paid-in	Retained	Comprehensive	Compensation-	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Equity
				(Dollars in thousands)

Balance at December 31, 2016	2,484,852	$25	$24,703	$31,999	$(229)	$(1,284)	$55,214

Comprehensive income	—	—	—	881	149	—	1,030
Dividends paid to common stockholders ($0.04 per share)	—	—	—	(100)	—	—	(100)
Share-based compensation-equity incentive plan	—	—	154	—	—	—	154
ESOP shares committed to be allocated (3,209)	—	—	56	—	—	32	88

Balance at March 31, 2017	2,484,852	$25	$24,913	$32,780	$(80)	$(1,252)	$56,386

Balance at December 31, 2017	2,506,532	$25	$25,601	$34,736	$39	$(1,156)	$59,245

Comprehensive income	—	—	—	1,437	(653)	—	784
Reclassification related to Tax Cuts and Jobs Act	—	—	—	(7)	7	—	—
Dividends paid to common stockholders ($0.05 per share)	—	—	—	(127)	—	—	(127)
Share-based compensation-equity incentive plan	—	—	107	—	—	—	2 107
ESOP shares committed to be allocated (3,209)	—	—	61	—	—	33	94

Balance at March 31, 2018	2,506,532	$25	$25,769	$36,039	$(607)	$(1,123)	$60,103

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$1,437	$881
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	65	—
Depreciation and amortization	196	192
Net amortization of securities	41	53
Principal balance of loans sold	1,085	1,454
Loans originated for sale	(1,085)	—
Accretion of net deferred loan fees	(137)	(134)
Amortization of subordinated debt issuance costs	8	9
Income on bank-owned life insurance	(57)	(57)
Deferred income tax provision	127	77
ESOP expense	94	88
Share-based compensation	107	154
Net change in other assets and liabilities	(616)	319
Net cash provided by operating activities	1,265	3,036

Cash flows from investing activities:

Activity in securities available for sale:
Maturities, prepayments and calls	826	902
Purchases	(2,462)	(3,013)
Redemption (purchase) of Federal Home Loan Bank stock	73	(179)
Net loan (originations) principal payments	6,865	(10,900)
Additions to premises and equipment	(55)	(104)
Proceeds from sale of premises and equipment	14	—
Net cash provided (used) by investing activities	5,261	(13,294)

Cash flows from financing activities:
Net increase in deposits	26,167	3,256
Proceeds from issuance of long-term debt	21,000	22,000
Repayments of long-term debt	(10,167)	(8,086)
Decrease in short-term borrowings	(20,500)	(9,000)
Cash dividends paid on common stock	(127)	(100)
Net cash provided by financing activities	16,373	8,070

Net change in cash and cash equivalents	22,899	(2,188)
Cash and cash equivalents at beginning period	28,462	28,425
Cash and cash equivalents at end of period	$51,361	$26,237

Supplementary information:
Interest paid	$1,682	$1,293
Income taxes paid	330	116

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2017 Annual Report on Form 10-K. The results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any other period.

NOTE 2 – LOAN POLICIES

The loan portfolio consists of real estate, commercial and other loans to the Company’s customers in our primary market areas in eastern Massachusetts. The ability of the Company’s debtors to honor their contracts is dependent upon the economy in general and the state of real estate and construction sectors within our markets.

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

General component

The general component is based on the following loan segments: residential real estate, commercial real estate, construction, commercial, home equity lines of credit and other consumer. Management considers a rolling average of historical losses for each segment based on a time frame appropriate to capture relevant loss data for each loan segment, generally three and 10 years. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume, concentrations and terms of loans; level of collateral protection; effects of changes in risk selection and underwriting standards; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no significant changes to the Company’s policies or methodology pertaining to the general component of the allowance during 2018 or 2017.

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

The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

	March 31,	December 31,
	2018	2017
	(In thousands)

Unrealized holding gains (losses) on securities available for sale	$(828)	$44
Tax effect	221	(5)
Net-of tax amount	$(607)	$39

NOTE 4 – RECENT ACCOUNTING AND REGULATORY PRONOUNCEMENTS

Effective January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this update supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company's primary source of revenue is interest income on financial assets, which is explicitly excluded from the scope of the new guidance. In addition, management determined that the timing of the Company’s recognition of wealth management fees did not change materially. As a result, adopting this update did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities, to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The key provision included in the ASU is that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) will be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost.  This ASU also requires companies to use an “exit price” fair value when measuring the fair values of financial instruments. The adoption of this update did not have a significant impact on the consolidated financial statements, as the Company does not currently invest in equity securities.

Effective January 1, 2018, the Company adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU provide cash flow statement classification guidance for certain areas where diversification existed in practice. The adoption of this update did not have a significant impact on the consolidated financial statements.

Effective January 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this update require that in the statement of cash flows, amounts generally described as restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The adoption of this update did not have a significant impact on the consolidated financial statements.

Effective January 1, 2018, the Company adopted ASU 2017-09, Compensation-Stock Compensation (Topic 718) to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change in terms or conditions of a share-based payment award. The adoption of this update did not have a significant impact on the consolidated financial statements.

Effective January 1, 2018, the Company adopted ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The purpose of this ASU is to eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Reform Act of 2017. Upon adoption of this update, the Company recorded a reclassification of $7 thousand to increase accumulated other comprehensive income and decrease retained earnings.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to record a right-to-use asset and liability representing the obligation to make lease payments for long-term leases. This ASU will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. It is expected that assets and liabilities will increase based on the present value of remaining lease payments for leases in place at the adoption date; however, this is not expected to be material to the Company's results of operations or financial position. Management continues to evaluate the extent of potential impact the new guidance will have on the Company’s consolidated financial statements.

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

NOTE 5 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2018
Residential mortgage-backed securities:
Government National Mortgage Association	$3,251	$38	$(57)	$3,232
Government-sponsored enterprises	11,445	18	(243)	11,220
SBA and other asset-backed securities	11,469	48	(155)	11,362
State and municipal bonds	12,996	103	(144)	12,955
Government-sponsored enterprise obligations	8,000	—	(247)	7,753
Corporate bonds	17,162	34	(222)	16,974
U.S. Treasury bonds	3,714	—	(1)	3,713

	$68,037	$241	$(1,069)	$67,209

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2017
Residential mortgage-backed securities:
Government National Mortgage Association	$3,358	$46	$(53)	$3,351
Government-sponsored enterprises	11,690	43	(84)	11,649
SBA and other asset-backed securities	11,961	89	(87)	11,963
State and municipal bonds	13,026	276	(15)	13,287
Government-sponsored enterprise obligations	8,000	—	(166)	7,834
Corporate bonds	17,166	52	(57)	17,161
U.S. Treasury bonds	1,241	—	—	1,241

	$66,442	$506	$(462)	$66,486

There were no sales of available-for-sale securities for the three months ended March 31, 2018 and 2017.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2018 are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$5,716	$5,710
After 1 year to 5 years	18,812	18,471
After 5 years to 10 years	9,839	9,748
After 10 years	7,505	7,466
	41,872	41,395
Mortgage- and asset-backed securities	26,165	25,814

	$68,037	$67,209

Expected maturities may differ from contractual maturities because the issuer, in certain instances, has the right to call or prepay obligations with or without call or prepayment penalties.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2018
Residential mortgage-backed securities:
Government National Mortgage Association	$(3)	$145	$(54)	$1,690
Government-sponsored enterprises	(116)	4,786	(127)	5,001
SBA and other asset-backed securities	(55)	3,647	(100)	2,308
State and municipal bonds	(121)	6,057	(23)	857
Government-sponsored enterprise obligations	(54)	1,946	(193)	5,808
Corporate bonds	(168)	12,974	(54)	1,966
U.S. Treasury Bonds	(1)	3,713	—	—

	$(518)	$33,268	$(551)	$17,630
December 31, 2017
Residential mortgage-backed securities:
Government National Mortgage Association	$(3)	$266	$(50)	$1,611
Government-sponsored enterprises	(13)	3,578	(71)	3,110
SBA and other asset-backed securities	(8)	2,267	(79)	2,434
State and municipal bonds	(3)	571	(12)	871
Government-sponsored enterprise obligations	(27)	1,973	(139)	5,860
Corporate bonds	(21)	7,399	(36)	1,985

	$(75)	$16,054	$(387)	$15,871

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluations. At March 31, 2018, various debt securities have unrealized losses with aggregate depreciation of 2.1% from their aggregate amortized cost basis. These unrealized losses relate principally to the effect of interest rate changes on the fair value of debt securities and not an increase in credit risk of the issuers. As the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2018.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the ending balances of loans is as follows:

	March 31,	December 31,
	2018	2017
	(In thousands)
Real estate loans:
Residential – fixed	$35,724	$31,433
Residential – variable	303,692	297,593
Commercial	141,001	138,784
Construction	107,784	120,004
	588,201	587,814

Commercial loans:
Secured	53,495	62,333
Unsecured	5,523	5,638
	59,018	67,971

Consumer loans:
Home equity lines of credit	38,179	36,378
Other	223	214
	38,402	36,592

Total loans	685,621	692,377

Less:
Allowance for loan losses	(6,218)	(6,153)
Net deferred origination costs	106	78

Loans, net	$679,509	$686,302

The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2018 and 2017:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Three Months Ended March 31, 2018

Allowance at December 31, 2017	$1,722	$1,520	$1,661	$917	$237	$2	$94	$6,153

Provision (credit) for loan losses	203	25	(228)	78	11	1	(25)	65

Allowance at March 31, 2018	$1,925	$1,545	$1,433	$995	$248	$3	$69	$6,218

Three Months Ended March 31, 2017

Allowance at December 31, 2016	$1,422	$1,145	$1,827	$703	$211	$3	$121	$5,432

Provision (credit) for loan losses	65	(11)	(132)	7	—	11	60	—
Loans charged off	—	—	—	—	—	(11)	—	(11)

Allowance at March 31, 2017	$1,487	$1,134	$1,695	$710	$211	$3	$181	$5,421

Further information pertaining to the allowance for loan losses is as follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
March 31, 2018

Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	1,925	1,545	1,433	995	248	3	69	6,218

Total allowance	$1,925	$1,545	$1,433	$995	$248	$3	$69	$6,218

Impaired loan balances	$170	$566	$—	$—	$—	$—	$—	$736
Non-impaired loan balances	339,246	140,435	107,784	59,018	38,179	223	—	684,885

Total loans	$339,416	$141,001	$107,784	$59,018	$38,179	$223	$—	$685,621

December 31, 2017

Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	1,722	1,520	1,661	917	237	2	94	6,153

Total allowance	$1,722	$1,520	$1,661	$917	$237	$2	$94	$6,153

Impaired loan balances	$172	576	$—	$—	$—	$—	$—	$748
Non-impaired loan balances	328,854	138,208	120,004	67,971	36,378	214	—	691,629

Total loans	$329,026	$138,784	$120,004	$67,971	$36,378	$214	$—	$692,377

The following is a summary of past due and non-accrual loans at March 31, 2018 and December 31, 2017:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Non- accrual Loans
	(In thousands)
March 31, 2018

Residential real estate	$—	$—	$663	$663	$—	$663
Commercial real estate	100	—	—	100	—	566
Home equity	245	—	—	245	—	—

Total	$345	$—	$663	$1,008	$—	$1,229

December 31, 2017

Residential real estate	$598	$65	$—	$663	$—	$—
Commercial real estate	—	—	576	576	—	576

Total	$598	$65	$576	$1,239	$—	$576

The following is a summary of impaired loans:

	March 31, 2018		December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$170	$188	$172	$189
Commercial real estate	566	695	576	710

Total impaired loans	$736	$883	$748	$899

Further information pertaining to impaired loans follows:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)

Residential real estate	$171	$2	$—	$178	$2	$—
Commercial real estate	570	20	20	583	—	—

Total	$741	$22	$20	$761	$2	$—

No additional funds are committed to be advanced in connection with impaired loans.

There were no new troubled debt restructurings recorded during the three months ended March 31, 2018 and 2017.

There were no TDRs that defaulted, generally considered 90 days past due or longer, during the three months ended March 31, 2018 and 2017, and for which default was within one year of the restructure date. TDRs did not have a material impact on the allowance for loan losses for the three months ended March 31, 2018 and 2017.

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

Loans rated 10: Loans in this category include loans which otherwise require rating, but which have not been rated, or loans for which the Company’s loan policy does not require rating.

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

The following table presents the Company’s loans by risk rating:

	March 31, 2018				December 31, 2017
	Commercial Real Estate	Construction	Commercial	Total	Commercial Real Estate	Construction	Commercial	Total
	(In thousands)

Loans rated 1 -4	$137,010	$107,784	$57,933	$302,727	$134,201	$120,004	$67,087	$321,292
Loans rated 5	937	—	1,085	2.022	1,476	—	301	1,777
Loans rated 6	2,488	—	—	2.488	2,531	—	583	3,114
Loans rated 7	566	—	—	566	576	—	—	576

Total	$141,001	$107,784	$59,018	$307,803	$138,784	$120,004	$67,971	$326,759

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

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017 are summarized below.

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
March 31, 2018

Assets
Securities available for sale	$—	$67,209	$—	$67,209
Derivative loan commitments	—	1	—	1

Total assets	$—	$67,210	$—	$67,210
Liabilities
Forward loan sale commitments	$—	$3	$—	$3

December 31, 2017
Assets
Securities available for sale	$—	$66,486	$—	$66,486

Fair value measurements for securities available for sale are obtained from a third-party pricing service and are not adjusted by management. All securities are measured at fair value in Level 2 based on valuation models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

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

There were no liabilities measured at fair value on a recurring basis at December 31, 2017

Assets measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market (“LOCOM”) accounting or write-downs of individual assets. Fair values for loans held for sale are based on commitments in effect from investors or prevailing market rates.

There are no assets or liabilities measured at fair value on a non-recurring basis at March 31, 2018 and December 31, 2017.

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

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)

March 31, 2018

Financial assets:
Cash and cash equivalents	$51,361	$51,361	$—	$—	$51,361
Certificates of deposit	100	100	—	—	100
Securities available for sale	67,209	—	67,209	—	67,209
FHLB stock	5,864	—	—	5,864	5,864
Loans held for sale	—	—	—	—	—
Loans, net	679,509	—	—	682,473	682,473
Accrued interest receivable	1,954	—	—	1,954	1,954

Financial liabilities:
Deposits	$642,909	$—	$—	$641,363	$641,363
Short-term borrowings	17,500	—	17,500	—	17,500
Long-term debt	88,007	—	87,355	—	87,355
Subordinated debt	9,810	—	—	9,621	9,621
Accrued interest payable	421	—	—	421	421

December 31, 2017

Financial assets:
Cash and cash equivalents	$28,462	$28,462	$—	$—	$28,462
Certificates of deposit	100	100	—	—	100
Securities available for sale	66,486	—	66,486	—	66,486
FHLB stock	5,937	—	—	5,937	5,937
Loans, net	686,302	—	—	694,614	694,614
Accrued interest receivable	2,140	—	—	2,140	2,140

Financial liabilities:
Deposits	$616,742	$—	$—	$615,653	$615,653
Short-term borrowings	38,000	—	38,000	—	38,000
Long-term debt	77,174	—	76,906	—	76,906
Subordinated debt	9,802	—	—	9,598	9,598
Accrued interest payable	286	—	—	286	286

NOTE 8 – EMPLOYEE STOCK OWNERSHIP PLAN

The Bank maintains an Employee Stock Ownership Plan (the “ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

The Company granted a loan to the ESOP to purchase shares of the Company’s common stock on the closing date of the Company’s mutual to stock conversion in 2012. As of March 31, 2018, the ESOP held 180,512 shares or 7.2% of the common stock outstanding on that date. The loan is payable annually over 15 years at the rate of 3.25% per annum. The loan can be prepaid without penalty. Loan payments are expected to be funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are reinvested into shares to participants and cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Shares held by the ESOP at March 31, 2018 include the following:

Allocated	64,969
Committed to be allocated	3,209
Unallocated	112,334

Total	180,512

The fair value of unallocated shares was $3.3 million at March 31, 2018.

Total compensation expense recognized in connection with the ESOP for the three months ended March 31, 2018 and March 31, 2017 was $94 thousand and $88 thousand, respectively.

NOTE 9 – EQUITY INCENTIVE PLANS

Under the Company’s 2016 Equity Incentive Plan the Company may grant restricted stock awards to its employees and directors for up to 75,000 shares of its common stock. A restricted stock award (the “award”) is a grant of shares of Company common stock for no consideration, subject to a vesting schedule or the satisfaction of market conditions or performance criteria. Awarded shares are held in reserve for each grantee by the Company’s transfer agent, and will be issued from previously authorized but unissued shares upon vesting. The fair value of the stock awards, based on the market price at the grant date, will be recognized over the five-year vesting period.

Under the Company’s 2012 Equity Incentive Plan the Company granted stock options to its employees and directors in the form of incentive stock options and non-qualified stock options totaling 231,894 shares of its common stock. The exercise price of each stock option was not less than the fair market value of the Company’s common stock on the date of grant, and the maximum term of each option is 10 years from the date of each award. The vesting period was five years from the date of grant, with vesting at 20% per year.

Under the 2012 Equity Incentive Plan, the Company also granted stock awards to management, employees and directors. Awarded shares are held in reserve for each grantee by the Company’s transfer agent, and were issued from previously authorized but unissued shares upon vesting. The fair value of the stock awards, based on the market price at the grant date, is recognized over the five-year vesting period.

The Company’s 2012 Equity Incentive Plan was terminated upon approval of the 2016 Equity Incentive Plan.

Stock Options

A summary of option activity under the 2012 Equity Incentive Plan for the Three months ended March 31, 2018 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)

Outstanding at beginning of period	212	$16.05
Exercised	—	—
Forfeited	—	—

Outstanding at end of period	212	$16.05	4.93	$2,915

Options exercisable at end of period	194	$15.30	4.57	$2,664

For the three months ended March 31, 2018 and 2017, compensation expense applicable to the stock options was $9 thousand and $53 thousand, respectively. There was no recognized tax benefit related to this expense for the period ended March 31, 2018. The recognized tax benefit related to this expense was $10 thousand for the period ended March 31, 2017.

Unrecognized compensation expense for non-vested stock options totaled $60 thousand as of March 31, 2018, which will be recognized over the remaining weighted average vesting period of 1.5 years.

Stock Awards

There was no activity in non-vested restricted stock awards under the 2016 or the 2012 Equity Incentive Plan for the three months ended March 31, 2018.

For the three months ended March 31, 2018 and 2017, compensation expense applicable to the stock awards was $98 thousand and $101 thousand, respectively, and the recognized tax benefit related to this expense was $27 thousand and $40 thousand, respectively.

Unrecognized compensation expense for non-vested restricted stock totaled $754 thousand as of March 31, 2018, which will be recognized over the remaining weighted average vesting period of 3.51 years.

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

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share data)

Net income applicable to common stock	$1,437	$881

Average number of common shares issued	2,506	2,485
Less: Average unallocated ESOP shares	(114)	(127)

Average number of common shares outstanding used to calculate basic earnings per common share	2,392	2,358
Effect of dilutive stock options	93	84

Average number of common shares outstanding used to calculate diluted earnings per share	2,485	2,442

Earnings per common share:
Basic	$0.60	$0.37
Diluted	$0.58	$0.36

There were no anti-dilutive options for the three months ended March 31, 2018 and 2017. Anti-dilutive shares are common stock equivalents with exercise prices in excess of the average market value of the Company’s stock for the periods presented.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the changing quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and, changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in the Company’s 2017 Annual Report on Form 10-K under the section titled “Item 1A.–Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

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

Deferred Tax Assets. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. Management reviews deferred tax assets on a quarterly basis to identify any uncertainties pertaining to realization of such assets. In determining whether a valuation allowance is required against deferred tax assets, management assesses historical and forecasted operating results, including a review of eligible carry-forward periods, tax planning opportunities and other relevant considerations. We believe the accounting estimate related to the valuation allowance is a critical estimate because the underlying assumptions can change from period to period. For example, tax law changes or variances in future projected operating performance could result in a change in the valuation allowance. Should actual factors and conditions differ materially from those used by management, the actual realization of net deferred tax assets could differ materially from the amounts recorded in the financial statements. If we were not able to realize all or part of our deferred tax assets in the future, an adjustment to the related valuation allowance would be charged to income tax expense in the period such determination was made.

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

General. Total assets increased $16.5 million, or 2.0%, from $805.4 million at December 31, 2017 to $821.9 million at March 31, 2018. Total asset growth was due to an increase in in cash and cash equivalents of $22.9 million, or 80.5%, an increase in securities available for sale of $723 thousand, or 1.1%, partially offset by a decrease in total loans of $6.8 million or 1.0%. The increase in cash provides additional liquidity during tax season for some of our commercial clients.

Loans. The decrease in the loan portfolio of $6.8 million, or 1.0%, reflects the successful completion and sale of several construction loan projects as well as the payoff of a large loan relationship to one commercial borrower. Residential real estate loans increased $10.4 million to $339.4 million, compared to $329.0 million at December 31, 2017. The majority of growth in residential real estate was in adjustable-rate mortgages, but also included some fixed-rate loans, reflecting customer preferences. Commercial real estate loans increased $2.2 million, or 1.6%, as we have had recent success in expanding our business development efforts. Construction loans decreased $12.2 million, or 10.2%, primarily due to the completion of several projects during the period. Commercial loans decreased $8.9 million, or 13.2%, due largely to the payoff of a large, credit-only relationship.

At March 31, 2018, past due loans totaled $1.0 million as compared to $1.2 million at December 31, 2017. Substantially all delinquent loans are secured by real estate collateral with values exceeding outstanding loan principal. There were no charge-offs on delinquent loans during the three months ended March 31, 2018. Charge-offs on delinquent loans amounted to $11 thousand for the three months ended March 31, 2017.

Securities. Total securities increased from $66.5 million at December 31, 2017 to $67.2 million at March 31, 2018, as excess liquidity was invested in U.S Treasury bonds.

Deposits. Total deposits increased $26.2 million, or 4.2%, from $616.7 million at December 31, 2017 to $642.9 million at March 31, 2018. Certificates of deposit increased $18.0 million, or 7.37%, to $251.3 million. Demand deposits and NOW accounts increased $7.9 million, or 5.6%, to $149.7 million as growth was realized in both retail and commercial accounts. Money market and savings accounts balances remained relatively unchanged at $143.1 million and $98.6 million at March 31, 2018.

Borrowings. We use borrowings, primarily from the FHLB, to supplement our supply of funds for loans and securities, and to support short-term liquidity needs of the institution. Long-term debt, consisting entirely of FHLB advances, increased $10.8 million, or 14.0%, for the three months ended March 31, 2018. Short-term borrowings consist entirely of advances from the FHLB with initial maturities less than one year. Balances of short-term borrowings decreased $20.5 million, or 53.9%, since December 31, 2017. The balance of the subordinated debt was $9.8 million at March 31, 2018 and December 31, 2017.

Stockholders’ Equity. Stockholders’ equity increased $858 thousand, or 1.4%, from $59.2 million at December 31, 2017 to $60.1 million at March 31, 2018. The increase was primarily a result of net income for the three month period of $1.4 million, an increase in the Company’s equity incentive plans’ share-based compensation and ESOP unearned compensation of $201 thousand, offset by an after-tax decrease in the fair value of available for sale securities of $646 thousand and dividends paid of $127 thousand.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

Overview. Net income for the three months ended March 31, 2018 was $1.4 million, compared to net income of $881 thousand for the three months ended March 31, 2017, an increase of 63.1%. The $556 thousand increase was primarily due to an increase in net interest income and non-interest income, offset by an increase in non-interest expense. Net interest income increased $806 thousand to $6.0 million; non-interest income increased $57 thousand to $578 thousand in the 2018 quarter. Non-interest expense increased $265 thousand and totaled $4.6 million for the three months ended March 31, 2018. The loan loss provision increased $65 thousand and income tax expense decreased $23 thousand as compared to the 2017 period.

Net Interest Income. Net interest income for the three months ended March 31, 2018 increased $806 thousand, or 15.5%, as compared to the three months ended March 31, 2017. The increase in interest income was due to increases in the average balances of loans and an increasing yield. Interest expense increased, driven by overall deposit growth, higher rates offered on certificate of deposit and money market accounts, and increases in borrowings.

Interest and dividend income increased $1.4 million, or 20.9%, from $6.5 million for the three months ended March 31, 2017 to $7.8 million for the three months ended March 31, 2018. The average balance of interest-earning assets increased 17.0%, while the average rate earned on these assets increased by four basis points (“bps”). Interest and fees on loans increased $1.3 million, or 20.9%, due to an 18.3% increase in the average balance of loans. The average rate earned on loans was unchanged at 4.19%. Contributing to the increase in loan interest income was the increase in residential real estate, construction loans, commercial real estate and commercial loan average balances during the period. Interest income from investments increased $15 thousand, or 3.7%, due to an increase in the average balances for the three months ended March 31, 2018 as compared to the prior year period.

Interest expense increased $548 thousand, or 43.2% primarily due to an increase in average balances of interest-bearing deposits, and short and long-term debt. Our funding costs have responded more quickly than loan income to the change in interest rates. Deposit expense increased $400 thousand, or 50.4%. The average balance of interest-bearing deposits increased $78.8 million, or 18.2%, in the three months ended March 31, 2018, compared to the same period in 2017 and the average rate paid on interest bearing deposits increased 19 bps. Interest expense on money market accounts increased by $108 thousand to $233 thousand. The rate paid on money market accounts increased 17 bps primarily due to a higher tiered- rate structure for these accounts than in the prior year along with the increase of the average balance of money market accounts of $36.9 million to $143.0 million, as compared to the prior year period. The cost of term certificates of deposit increased $288 thousand to $825 thousand as balances in our retail products increased. Rates paid on certificates of deposit balances increased to 1.40%, up 27 bps as compared to the same period last year. Short and long-term debt expense increased $148.0 thousand from year to year. The average balance of long-term FHLB advances increased from $85.5 million to $87.0 million, while rates paid on long-term FHLB advances increased from 1.36% to 1.56%. Interest expense on short-term borrowings totaled $123 thousand in the three month period ended March 31, 2018, compared to $32 thousand in the three months ended March 31, 2017 due to increases in the average balance combined with rates increasing by 81 bps.

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

	For the Three Months Ended March 31,
	2018			2017
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
Interest-earning assets:
Short-term investments	$29,411	$113	1.52%	$20,944	$43	0.83%
Debt securities:
Taxable	53,945	341	2.51	54,791	339	2.51
Tax-exempt	13,082	82	2.48	10,728	69	2.60
Total loans and loans held for sale	684,876	7,227	4.19	579,098	5,977	4.19
FHLB stock	6,064	76	4.96	7,333	57	3.13
Total interest-earning assets	787,378	7,839	3.95	672,894	6,485	3.91
Allowance for loan losses	(6,196)			(5,432)
Total interest-earning assets less allowance for loan losses	781,182			667,462
Non-interest-earning assets	23,308			21,658
Total assets	$804,490			$689,120
Interest-bearing liabilities:
Regular savings accounts	$98,833	113	0.45	$98,265	108	0.45%
NOW checking accounts	35,854	22	0.24	34,811	23	0.26
Money market accounts	142,979	233	0.65	106,098	125	0.48
Certificates of deposit	233,631	825	1.40	193,315	537	1.13
Total interest-bearing deposits	511,297	1,193	0.93	432,489	793	0.74
Short-term borrowings	30,011	123	1.63	15,674	32	0.82
Long-term debt	87,033	343	1.56	85,453	286	1.36
Subordinated debt	9,805	158	6.39	9,772	158	6.57
Total interest-bearing liabilities	638,146	1,817	1.13	543,388	1,269	0.95
Non-interest-bearing demand deposits	102,362			87,603
Other non-interest-bearing liabilities	3,948			1,897
Total liabilities	744,456			632,888
Stockholders’ equity	60,034			56,232
Total liabilities and stockholders’ equity	$804,490			$689,120
Net interest income		$6,022			$5,216
Net interest rate spread (2)			2.82%			2.96%
Net interest-earning assets (3)	$149,232			$129,506
Net interest margin (4)			3.03%			3.14%
Average total interest-earning assets to average total interest-bearing liabilities	123.39%			123.83%

(1)	Ratios for the three month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
	Increase (Decrease) Due to		Total Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Short-term investments	$22	$48	$70
Debt securities:
Taxable	(5)	7	2
Tax-exempt	15	(2)	13
Total loans and loans held for sale	1,114	136	1,250
FHLB stock	(8)	27	19
Total interest-earning assets	1,138	216	1,354

Interest-bearing liabilities:
Regular savings	2	3	5
NOW checking	1	(1)	—
Money market	51	57	108
Certificates of deposit	125	162	287
Total interest-bearing deposits	179	221	400
Short-term borrowings	43	48	91
Long-term debt	5	52	57
Subordinated debt	—	—	—
Total interest-bearing liabilities	227	321	548

Increase (decrease) in net interest income	$911	$(105)	$806

Provision for Loan Losses. The provision for loan losses was $65 thousand for the three months ended March 31, 2018, compared to no provision for the three months ended March 31, 2017. In the 2018 period, the provision reflects the loan balances in the portfolio and management’s estimate of loan losses based upon historical loan portfolio performance as well as environmental considerations such as the strength of the regional economy and organizational knowledge and expertise.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Allowance at beginning of period	$6,153	$5,432
Provision for loan losses	65	—
Charge-offs	—	(11)
Recoveries	—	—
Net charge-offs	—	(11)
Allowance at end of period	$6,218	$5,421
Allowance for loan losses to nonperforming loans at end of period	504.52%	947.89%
Allowance for loan losses to total loans at end of period	0.91%	0.91%
Net charge-offs to average loans outstanding during the period	—%	0.0%

Two residential mortgage loans totaling $65 thousand and $598 thousand, respectively were newly classified as non-accrual loans as of March 31, 2018 as borrower payments slowed and both went over 90 days past due.

Non-interest Income. Non-interest income totaled $578 thousand, an increase of $57 thousand or 10.9%. Wealth management fees increased $89 thousand, or 30.2%, as compared to the prior year as total assets under management increased to $406.6 million as of March 31, 2018 up from $328.1 million at March 31, 2017. Income from mortgage banking activities in 2018 decreased $34 thousand as sales of longer-term, fixed rate mortgage loans were lower as compared to the prior year. Customer service fees increased $9 thousand mainly due to an increase in ATM network interchange fees.

Non-interest Expense. Non-interest expense totaled $4.6 million for the three months ended March 31, 2018, compared to $4.3 million for the three months ended March 31, 2017, an increase of $265 thousand. Salaries and employee benefits increased $112 thousand due to annual merit and benefit cost increases. Occupancy and equipment was higher by $22 thousand primarily due to rent and building maintenance increases. Professional fees were also higher by $25 thousand due primarily to an increase in legal and audit-related fees. Data processing cost increased $33 thousand and other general and administrative costs, such as advertising and insurance, increased $52 thousand and are attributable to expanding business volumes and operations. FDIC insurance costs increased $21 thousand, or 14.3%, due to higher assessment balances related to growth.

Income Taxes. An income tax provision of $540 thousand was recorded during the quarter ended March 31, 2018, compared to a provision of $563 thousand in the comparable 2017 quarter. Due to the reduced corporate federal income tax rate enacted at the end of 2017, the effective tax rate for the 2018 three month period was 27.3%, compared with 39.0% for the 2017 three month period.

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities, and borrowings from the FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of securities and prepayments on loans are greatly influenced by seasonal events, general interest rates, economic conditions and competition.

Management regularly adjusts our investments in liquid assets based upon an assessment of the following: expected loan demand; expected deposit flows; yields available on interest-earning deposits and securities; and, the objectives of our interest-rate risk and investment policies.

Our most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and securities available for sale. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At March 31, 2018, cash and cash equivalents, which include short-term investments, totaled $51.4 million. Securities classified as available-for-sale, whose aggregate fair value is $67.2 million provide additional sources of liquidity.

At March 31, 2018, we had $17.5 million in short-term borrowings outstanding, represented entirely by FHLB advances, and $88.0 million in long-term debt, also consisting entirely of FHLB advances. At March 31, 2018, we had a total of $79.1 million in unused borrowing capacity from the FHLB. Short-term borrowings are generally used to fund temporary cash needs due to the timing of loan originations and deposit gathering activities. Long-term debt is generally used to provide for longer-term funding needs of the Company, including the match funding of loans originated for portfolio. At March 31, 2018, we also had the ability to borrow $5.0 million from the Co-operative Central Bank on an unsecured basis, a credit line of $5.0 million with a correspondent bank, and $8.8 million from the Federal Reserve Bank under a collateralized borrowing program, none of which was outstanding at that date.

At March 31, 2018, we had $127.8 million in loan commitments outstanding, which included $56.8 million in unadvanced funds on construction loans, $38.3 million in unadvanced home equity lines of credit, $23.7 million in unadvanced commercial lines of credit, and $7.5 million in new loan originations.

Term certificates of deposit due within one year of March 31, 2018 amounted to $151.0 million, or 60.1%, of total term certificates, a decrease of $24.2 million from $175.2 million at December 31, 2017. Balances of term certificates maturing in more than one year increased to $100.3 million as compared to $58.1 million at December 31, 2017. Balances of term certificates that mature within one year reflect customer preferences for greater liquidity of personal funds, while longer-dated certificates reflect a willingness among customers to accept current interest rates for extended time periods. If maturing deposits are not renewed, we will be required to seek other sources of funds, including new term certificates and other borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing funds. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and will have to provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income will be dividends received from the Bank and earnings from investment of net proceeds from the offering retained by the Company. Massachusetts banking law and FDIC regulations limit distributions of capital. In addition, the Company is subject to the policy of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality and overall financial condition. At March 31, 2018, the Company had $172 thousand of liquid assets as represented by cash and cash equivalents on an unconsolidated basis.

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

Federal banking regulations require a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6%, a minimum ratio of total capital to risk-weighted assets of 8% and a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer and certain deductions from and adjustments to regulatory capital and risk-weighted assets are being phased in over several years. The required minimum conservation buffer was 1.25% as of December 31, 2017 and increased to 1.875% on January 1, 2018 and will increase to 2.5% on January 1, 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes that the Company’s capital levels will remain characterized as “well-capitalized” throughout the phase-in periods.

At March 31, 2018, the Bank was well-capitalized under the current rules. Management believes the Bank’s capital levels will be characterized as “well-capitalized” upon full implementation of the new rules.

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

For the three months ended March 31, 2018, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income and equity simulations. The simulations use projected repricing of assets and liabilities at March 31, 2018 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on the simulations. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slowed and would increase if prepayments accelerated. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects the estimated effects of changes in interest rates on the present value of our equity at March 31, 2018 and on our projected net interest income from March 31, 2018 through March 31, 2019. These estimates are in compliance with our internal policy limits.

	As of March 31, 2018			Over the Next 12 Months Ending March 31, 2019
	Present Value of Equity			Projected Net Interest Income
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
			(Dollars in thousands)
300 bp	$96,441	$(11,803)	(10.90)%	$23,217	$(946)	(3.92)%
200	101,815	(6,429)	(5.94)	23,616	(547)	(2.26)
0	108,244	—	—	24,163	—	—
(100)	101,587	(6,657)	(6.15)	23,425	(738)	(3.05)

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 29, 2018. As of March 31, 2018, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of equity Securities and use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of Wellesley Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of Wellesley Bancorp, Inc. (2)

4.1	Form of 6.00% Fixed to Floating Subordinated Note Due 2025 (3)

10.1	Employment Agreement for Thomas J. Fontaine (4)

10.2	Salary Continuation Agreement for Thomas J. Fontaine

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the exhibits to Wellesley Bancorp, Inc.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-176764), filed with the Securities and Exchange Commission on November 7, 2011.

(2)	Incorporated herein by reference to the exhibits to Wellesley Bancorp, Inc.’s Annual Report on Form 10-K (File No. 001-35352), filed with the Securities and Exchange Commission on March 29, 2018.

(3)	Incorporate herein by reference to the Company’s Current Report on Form 8-K filed with the Securities sand Exchange Commission on December 17, 2015 (included as Exhibit A to the Purchase Agreement filed as Exhibit 10.1 thereto).

(4)	Incorporated herein by reference to the exhibits to Wellesley Bancorp, Inc.’s Current Report on Form 8-K (File No. 001-35352), filed with the Securities and Exchange Commission on April 2, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLESLEY BANCORP, INC.

Dated: May 10, 2018	By:	/s/ Thomas J. Fontaine
Thomas J. Fontaine
President and Chief Executive Officer
(principal executive officer)

Dated: May 10, 2018	By:	/s/ Michael W. Dvorak
Michael W. Dvorak
Chief Financial Officer and Treasurer
(principal accounting and financial officer)

