Form 10-Q
period 2018-06-30
Wellesley Bancorp, Inc.
filed 2018-08-09
CIK 1526952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐ No ☒

As of August 1, 2018, there were 2,515,159 shares of the registrant’s common stock outstanding.

WELLESLEY BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Assets

Cash and due from banks	$4,573	$4,604
Short-term investments	28,832	23,858
Total cash and cash equivalents	33,405	28,462

Certificates of deposit	100	100
Securities available for sale, at fair value	67,251	66,486
Federal Home Loan Bank of Boston stock, at cost	5,942	5,937
Loans held for sale	596	--

Loans	710,904	692,455
Less allowance for loan losses	(6,413)	(6,153)
Loans, net	704,491	686,302

Bank-owned life insurance	7,650	7,535
Premises and equipment, net	3,387	3,470
Accrued interest receivable	2,168	2,140
Net deferred tax asset	2,681	2,352
Other assets	2,539	2,611

Total assets	$830,210	$805,395

Liabilities and Stockholders’ Equity

Deposits:
Non-interest-bearing	$116,324	$104,346
Interest-bearing	526,862	512,396
Total deposits	643,186	616,742
Short-term borrowings	30,000	38,000
Long-term borrowings	82,682	77,174
Subordinated debt	9,817	9,802
Accrued expenses and other liabilities	3,085	4,432
Total liabilities	768,770	746,150

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	--	--
Common stock, $0.01 par value; 14,000,000 shares authorized, 2,506,132 and 2,506,532 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	25	25
Additional paid-in capital	25,941	25,601
Retained earnings	37,322	34,736
Accumulated other comprehensive income (loss)	(756)	39
Unearned compensation – ESOP	(1,092)	(1,156)
Total stockholders' equity	61,440	59,245

Total liabilities and stockholders' equity	$830,210	$805,395

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans and loans held for sale	$7,534	$6,355	$14,761	$12,332
Debt securities:
Taxable	345	333	686	672
Tax-exempt	82	78	164	147
Short-term investments and certificates of deposit	120	42	233	85
FHLB stock	82	59	158	116
Total interest and dividend income	8,163	6,867	16,002	13,352
Interest expense:
Deposits	1,457	828	2,650	1,621
Short-term borrowings	75	48	198	80
Long-term debt	388	299	731	585
Subordinated debt	158	158	316	316
Total interest expense	2,078	1,333	3,895	2,602

Net interest income	6,085	5,534	12,107	10,750
Provision for loan losses	195	122	260	122
Net interest income, after provision for loan losses	5,890	5,412	11,847	10,628

Non-interest income:
Customer service fees	45	36	88	70
Mortgage banking activities	28	21	37	64
Income on bank-owned life insurance	58	57	115	114
Wealth management fees	417	308	801	603
Miscellaneous	98	27	183	119
Total non-interest income	646	449	1,224	970

Non-interest expense:
Salaries and employee benefits	2,693	2,501	5,414	5,110
Occupancy and equipment	701	707	1,419	1,403
Data processing	235	220	469	421
FDIC insurance	168	150	336	297
Professional fees	215	182	413	355
Other general and administrative	581	565	1,100	1,032
Total non-interest expense	4,593	4,325	9,151	8,618

Income before income taxes	1,943	1,536	3,920	2,980
Provision for income taxes	523	599	1,063	1,162

Net income	1,420	937	2,857	1,818

Other comprehensive income:
Net unrealized holding (loss) gains on available-for-sale securities	(204)	340	(1,076)	577
Income tax benefit (expense)	48	(127)	274	(214)

Total other comprehensive (loss) gain income	(156)	213	(802)	363

Comprehensive income	$1,264	$1,150	$2,055	$2,181
Earnings per common share:
Basic	$0.59	$0.40	$1.19	$0.77
Diluted	$0.57	$0.38	$1.15	$0.74
Weighted average shares outstanding:
Basic	2,395,635	2,364,581	2,394,113	2,361,336
Diluted	2,501,122	2,449,413	2,493,172	2,445,712

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2018 and 2017

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Unearned Compensation-	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Equity
	(Dollars in thousands)

Balance at December 31, 2016	2,484,852	$25	$24,703	$31,999	$(229)	$(1,284)	$55,214

Comprehensive income	--	--	--	1,818	363	--	2,181
Dividends paid to common stockholders ($0.09 per share)	--	--	--	(224)	--	--	(224)
Issuance of restricted stock	5,000	--	--	--	--	--	--
Share-based compensation- equity incentive plan	--	--	321	--	--	--	321
ESOP shares committed to be allocated (6,419)	---	--	110	--	--	64	174

Balance at June 30, 2017	2,489,852	$25	$25,134	$33,593	$134	$(1,220)	$57,666

Balance at December 31, 2017	2,506,532	$25	$25,601	$34,736	$39	$(1,156)	$59,245

Comprehensive income	--	--	--	2,857	(802)	--	2,055
Reclassification related to Tax Cuts and Jobs Act	--	--	--	(7)	7	--	--
Dividends paid to common stockholders ($0.105 per share)	--	--	--	(264)	--	--	(264)
Restricted stock forfeitures	(400)	--	--	--	--	--	--
Share-based compensation- equity incentive plan	--	--	207	--	--	--	207
ESOP shares committed to be allocated (6,419)	--	--	133	--	--	64	197

Balance at June 30, 2018	2,506,132	$25	$25,941	$37,322	$(756)	$(1,092)	$61,440

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$2,857	$1,818
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	260	122
Depreciation and amortization	392	380
Net amortization of securities	82	115
Principal balance of loans sold	2,532	5,063
Loans originated for sale	(3,128)	(4,666)
Accretion of net deferred loan fees	(308)	(286)
Amortization of subordinated debt issuance costs	15	17
Income on bank-owned life insurance	(115)	(114)
Deferred income tax provision	(55)	(146)
ESOP expense	197	174
Share-based compensation	207	321
Net change in other assets and liabilities	(1,346)	1,525
Net cash provided by operating activities	1,590	4,323

Cash flows from investing activities:

Activity in securities available for sale:
Maturities, prepayments and calls	5,557	1,652
Purchases	(7,480)	(3,013)
Purchase of Federal Home Loan Bank stock	(5)	(678)
Net loan originations	(18,141)	(41,295)
Additions to premises and equipment	(329)	(169)
Proceeds from sale of premises and equipment	63	--
Net cash used by investing activities	(20,335)	(43,503)

Cash flows from financing activities:
Net increase in deposits	26,444	12,424
Proceeds from issuance of long-term debt	36,000	36,000
Repayments of long-term debt	(30,492)	(18,172)
Increase (decrease) in short-term borrowings	(8,000)	3,000
Cash dividends paid on common stock	(264)	(224)
Net cash provided by financing activities	23,688	33,028

Net change in cash and cash equivalents	4,943	(6,152)
Cash and cash equivalents at beginning period	28,462	28,425
Cash and cash equivalents at end of period	$33,405	$22,273

Supplementary information:
Interest paid	$3,756	$2,550
Income taxes paid	1,954	1,483

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2017 Annual Report on Form 10-K. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any other period.

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

Commercial real estate – Loans in this segment are primarily income-producing properties in the Company’s primary market areas in eastern Massachusetts. The underlying cash flows generated by the properties may be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which, in turn, will have an effect on the credit quality in this segment. Management typically obtains rent rolls annually and continually monitors the cash flows of these loans.

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

The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

	June 30,	December 31,
	2018	2017
	(In thousands)

Unrealized holding gains (losses) on securities available for sale	$(1,032)	$44
Tax effect	276	(5)
Net-of tax amount	$(756)	$39

NOTE 4 – RECENT ACCOUNTING AND REGULATORY PRONOUNCEMENTS

Effective January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this update supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company's primary source of revenue is interest income on financial assets, which is explicitly excluded from the scope of the new guidance. In addition, management determined that the timing of the Company’s recognition of wealth management fees did not change materially. The adoption of this update did not have a significant impact on the Company’s consolidated financial statements.

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

Effective January 1, 2018, the Company adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU provide cash flow statement classification guidance for certain areas where diversification existed in practice. The adoption of this update did not have a significant impact on the Company’s consolidated financial statements.

Effective January 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this update require that in the statement of cash flows, amounts generally described as restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The adoption of this update did not have a significant impact on the Company’s consolidated financial statements.

Effective January 1, 2018, the Company adopted ASU 2017-09, Compensation-Stock Compensation (Topic 718) to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change in terms or conditions of a share-based payment award. The adoption of this update did not have a significant impact on the Company’s consolidated financial statements.

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

NOTE 5 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2018
Residential mortgage-backed securities:
Government National Mortgage Association	$3,130	$34	$(61)	$3,103
Government-sponsored enterprises	12,787	14	(311)	12,490
SBA and other asset-backed securities	11,612	41	(196)	11,457
State and municipal bonds	12,966	96	(140)	12,922
Government-sponsored enterprise obligations	8,000	--	(285)	7,715
Corporate bonds	16,159	29	(253)	15,935
U.S. Treasury bonds	3,629	--	--	3,629

	$68,283	$214	$(1,246)	$67,251

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2017
Residential mortgage-backed securities:
Government National Mortgage Association	$3,358	$46	$(53)	$3,351
Government-sponsored enterprises	11,690	43	(84)	11,649
SBA and other asset-backed securities	11,961	89	(87)	11,963
State and municipal bonds	13,026	276	(15)	13,287
Government-sponsored enterprise obligations	8,000	--	(166)	7,834
Corporate bonds	17,166	52	(57)	17,161
U.S. Treasury bonds	1,241	--	--	1,241

	$66,442	$506	$(462)	$66,486

There were no sales of available-for-sale securities for the three and six months ended June 30, 2018 and 2017.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2018 are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$4,631	$4,627
After 1 year to 5 years	21,427	20,977
After 5 years to 10 years	6,682	6,635
After 10 years	8,014	7,962
	40,754	40,201
Mortgage- and asset-backed securities	27,529	27,050

	$68,283	$67,251

Expected maturities may differ from contractual maturities because the issuer, in certain instances, has the right to call or prepay obligations with or without call or prepayment penalties.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2018
Residential mortgage-backed securities:
Government National Mortgage Association	$(4)	$138	$(57)	$1,659
Government-sponsored enterprises	(168)	8,175	(143)	2,952
SBA and other asset-backed securities	(78)	5,628	(118)	2,253
State and municipal bonds	(118)	6,043	(22)	856
Government-sponsored enterprise obligations	--	--	(285)	7,715
Corporate bonds	(188)	11,952	(65)	956

	$(556)	$31,936	$(690)	$16,391

December 31, 2017
Residential mortgage-backed securities:
Government National Mortgage Association	$(3)	$266	$(50)	$1,611
Government-sponsored enterprises	(13)	3,578	(71)	3,110
SBA and other asset-backed securities	(8)	2,267	(79)	2,434
State and municipal bonds	(3)	571	(12)	871
Government-sponsored enterprise obligations	(27)	1,973	(139)	5,860
Corporate bonds	(21)	7,399	(36)	1,985

	$(75)	$16,054	$(387)	$15,871

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluations. At June 30, 2018, various debt securities have unrealized losses with aggregate depreciation of 2.5% from their aggregate amortized cost basis. These unrealized losses relate principally to the effect of interest rate changes on the fair value of debt securities and not an increase in credit risk of the issuers. As the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2018.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the ending balances of loans is as follows:

	June 30,	December 31,
	2018	2017
	(In thousands)
Real estate loans:
Residential – fixed	$41,657	$31,433
Residential – variable	311,482	297,593
Commercial	147,351	138,784
Construction	112,998	120,004
	613,488	587,814

Commercial loans:
Secured	52,078	62,333
Unsecured	5,442	5,638
	57,520	67,971

Consumer loans:
Home equity lines of credit	39,537	36,378
Other	247	214
	39,784	36,592

Total loans	710,792	692,377

Less:
Allowance for loan losses	(6,413)	(6,153)
Net deferred origination costs	112	78

Loans, net	$704,491	$686,302

The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2018 and 2017:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Three Months Ended June 30, 2018

Allowance at March 31, 2018	$1,925	$1,545	$1,433	$995	$248	$3	$69	$6,218

Provision (credit) for loan losses	74	70	26	(33)	9	1	48	195

Allowance at June 30, 2018	$1,999	$1,615	$1,459	$962	$257	$4	$117	$6,413

Three Months Ended June 30, 2017

Allowance at March 31, 2017	$1,487	$1,134	$1,695	$710	$211	$3	$181	$5,421

Provision (credit) for loan losses	76	37	65	4	4	(1)	(63)	122

Allowance at June 30, 2017	$1,563	$1,171	$1,760	$714	$215	$2	$118	$5,543

Six Months Ended June 30, 2018

Allowance at December 31, 2017	$1,722	$1,520	$1,661	$917	$237	$2	$94	$6,153

Provision (credit) for loan losses	277	95	(202)	45	20	2	23	260

Allowance at June 30, 2018	$1,999	$1,615	$1,459	$962	$257	$4	$117	$6,413

Six Months Ended June 30, 2017

Allowance at December 31, 2016	$1,422	$1,145	$1,827	$703	$211	$3	$121	$5,432

Provision (credit) for loan losses	141	26	(67)	11	4	10	(3)	122
Loans charged off	--	--	--	--	--	(11)	--	(11)

Allowance at June 30, 2017	$1,563	$1,171	$1,760	$714	$215	$2	$118	$5,543

Further information pertaining to the allowance for loan losses is as follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
June 30, 2018

Allowance related to impaired loans	$--	$--	$--	$--	$--	$--	$--	$--
Allowance related to non-impaired loans	1,999	1,615	1,459	962	257	4	117	6,413

Total allowance	$1,999	$1,615	$1,459	$962	$257	$4	$117	$6,413

Impaired loan balances	$826	$561	$--	$--	$--	$--	$--	$1,387
Non-impaired loan balances	352,313	146,790	112,998	57,520	39,537	247	--	709,405

Total loans	$353,139	$147,351	$112,998	$57,520	$39,537	$247	$--	$710,792

December 31, 2017

Allowance related to impaired loans	$--	$--	$--	$--	$--	$--	$--	$--
Allowance related to non-impaired loans	1,722	1,520	1,661	917	237	2	94	6,153

Total allowance	$1,722	$1,520	$1,661	$917	$237	$2	$94	$6,153

Impaired loan balances	$172	576	$--	$--	$--	$--	$--	$748
Non-impaired loan balances	328,854	138,208	120,004	67,971	36,378	214	--	691,629

Total loans	$329,026	$138,784	$120,004	$67,971	$36,378	$214	$--	$692,377

The following is a summary of past due and non-accrual loans at June 30, 2018 and December 31, 2017:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Non-accrual Loans
	(In thousands)
June 30, 2018

Residential real estate	$--	$--	$657	$657	$--	$657
Commercial real estate	97	931	--	1,028	--	561
Home equity	395	--	--	395	--	--

Total	$492	$931	$657	$2,080	$--	$1,218

December 31, 2017

Residential real estate	$598	$65	$--	$663	$--	$--
Commercial real estate	--	--	576	576	--	576

Total	$598	$65	$576	$1,239	$--	$576

The following is a summary of impaired loans:

	June 30, 2018		December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$826	$843	$172	$189
Commercial real estate	561	689	576	710

Total impaired loans	$1,387	$1,532	$748	$899

Further information pertaining to impaired loans follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)

Residential real estate	$333	$10	$--	$209	$11	$8
Commercial real estate	564	8	8	567	28	28

Total	$897	$18	$8	$776	$39	$36

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)

Residential real estate	$176	$2	$--	$177	$3	$--
Commercial real estate	581	43	43	583	43	43

Total	$757	$45	$43	$760	$46	$43

No additional funds are committed to be advanced in connection with impaired loans.

There were no new troubled debt restructurings recorded during the three and six months ended June 30, 2018.

The following is a summary of troubled debt restructurings recorded for the three and six months ended June 30, 2017.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(In thousands)

Commercial real estate	$1	$572	$582

During the three and six months ended June 30, 2017, the Company recorded a TDR for one commercial borrower which capitalized past-due interest over the remaining term of the loan in accordance with their bankruptcy filing.

There were no TDRs that defaulted, generally considered 90 days past due or longer, during the three and six months ended June 30, 2018 and 2017, and for which default was within one year of the restructure date. TDRs did not have a material impact on the allowance for loan losses for the three and six months ended June 30, 2018 and 2017.

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

The following table presents the Company’s loans by risk rating:

	June 30, 2018				December 31, 2017
	Commercial Real Estate	Construction	Commercial	Total	Commercial Real Estate	Construction	Commercial	Total

	(In thousands)

Loans rated 1-4	$143,457	$112,998	$57,082	$313,537	$134,201	$120,004	$67,087	$321,292
Loans rated 5	932	--	438	1,370	1,476	--	301	1,777
Loans rated 6	2,401	--	--	2.401	2,531	--	583	3,114
Loans rated 7	561	--	--	561	576	--	--	576

Total	$147,351	$112,998	$57,520	$317,869	$138,784	$120,004	$67,971	$326,759

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

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017 are summarized below.

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
June 30, 2018

Assets
Securities available for sale	$--	$67,251	$--	$67,251
Forward loan sale commitments	--	6	--	6
Derivative loan commitments	--	6	--	6

Total assets	$--	$67,263	$--	$67,263

December 31, 2017

Assets

Securities available for sale	$--	$66,486	$--	$66,486

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

There were no liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017

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

	June 30, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Loans held for sale	$--	$--	$596	$--	$--	$--

There are no liabilities measured at fair value on a non-recurring basis at June 30, 2018 and December 31, 2017.

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

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2018

Financial assets:
Cash and cash equivalents	$33,405	$33,405	$--	$--	$33,405
Certificates of deposit	100	100	--	--	100
Securities available for sale	67,251	--	67,251	--	67,251
FHLB stock	5,942	--	--	5,942	5,942
Loans held for sale	596	--	--	596	596
Loans, net	704,491	--	--	698,367	698,367
Accrued interest receivable	2,168	--	--	2,168	2,168
Forward loan sale commitments	6	--	--	6	6
Derivative loan commitments	6	--	--	6	6

Financial liabilities:
Deposits	$643,186	$--	$--	641,663	641,663
Short-term borrowings	30,000	--	30,000	--	30,000
Long-term debt	82,682	--	82,220	--	82,220
Subordinated debt	9,817	--	--	9,644	9,644
Accrued interest payable	425	--	--	425	425
December 31, 2017

Financial assets:
Cash and cash equivalents	$28,462	$28,462	$--	$--	$28,462
Certificates of deposit	100	100	--	--	100
Securities available for sale	66,486	--	66,486	--	66,486
FHLB stock	5,937	--	--	5,937	5,937
Loans, net	686,302	--	--	694,614	694,614
Accrued interest receivable	2,140	--	--	2,140	2,140

Financial liabilities:
Deposits	$616,742	--	--	615,653	615,653
Short-term borrowings	38,000	--	38,000	--	38,000
Long-term debt	77,174	--	76,906	--	76,906
Subordinated debt	9,802	--	--	9,598	9,598
Accrued interest payable	286	--	--	286	286

NOTE 8 – EMPLOYEE STOCK OWNERSHIP PLAN

The Bank maintains an Employee Stock Ownership Plan (the “ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

The Company granted a loan to the ESOP to purchase shares of the Company’s common stock on the closing date of the Company’s mutual to stock conversion in 2012. As of June 30, 2018, the ESOP held 177,584 shares or 7.1% of the common stock outstanding on that date. The loan is payable annually over 15 years at the rate of 3.25% per annum. The loan can be prepaid without penalty. Loan payments are expected to be funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are reinvested into shares to participants and cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Shares held by the ESOP at June 30, 2018 include the following:

Allocated	62,041
Committed to be allocated	6,419
Unallocated	109,124

177,584

The fair value of unallocated shares was $3.7 million at June 30, 2018.

Total compensation expense recognized in connection with the ESOP for the three months ended June 30, 2018 and 2017 was $104 thousand and $87 thousand, respectively. ESOP-related compensation expense was $198 thousand and $174 thousand for the six months ended June 30, 2018 and 2017, respectively.

NOTE 9 – EQUITY INCENTIVE PLANS

Under the Company’s 2016 Equity Incentive Plan the Company may grant restricted stock awards to its employees and directors for up to 75,000 shares of its common stock. A restricted stock award (the “award”) is a grant of shares of Company common stock for no consideration, subject to a vesting schedule or the satisfaction of market conditions or performance criteria. Awarded shares are held in reserve for each grantee by the Company’s transfer agent, and will be issued from previously authorized but unissued shares upon vesting. The fair value of the stock awards, based on the market price at the grant date, will be recognized over the five-year vesting period. At June 30, 2018, 34,000 shares remain available to award under the Plan.

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

The Company’s 2012 Equity Incentive Plan was terminated upon approval of the 2016 Equity Incentive Plan.

Stock Options

A summary of option activity under the 2012 Equity Incentive Plan for the six months ended June 30, 2018 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at beginning of period	212	$16.05
Exercised	--	--
Forfeited	--	--

Outstanding at end of period	212	$16.05	4.68	$3,769
Options exercisable at end of period	194	$15.30	4.32	$3,425

For the three months ended June 30, 2018 and 2017, compensation expense applicable to the stock options was $9 thousand and $53 thousand, respectively. There was no recognized tax benefit related to this expense for the period ended June 30, 2018. The recognized tax benefit related to this expense was $9 thousand for the period ended June 30, 2017.

For the six months ended June 30, 2018 and 2017, compensation expense applicable to the stock options was $19 thousand and $106 thousand, respectively. There was no recognized tax benefit related to this expense for the period ended June 30, 2018. The recognized tax benefit related to this expense was $19 thousand for the period ended June 30, 2017.

Unrecognized compensation expense for non-vested stock options totaled $51 thousand as of June 30, 2018, which will be recognized over the remaining weighted average vesting period of 1.3 years.

Stock Awards

There was no activity in non-vested restricted stock awards under the 2016 or the 2012 Equity Incentive Plan for the three and six months ended June 30, 2018.

For the three months ended June 30, 2018 and 2017, compensation expense applicable to the stock awards was $90 thousand and $113 thousand, respectively, and the recognized tax benefit related to this expense was $25 thousand and $45 thousand, respectively.

For the six months ended June 30, 2018 and 2017, compensation expense applicable to the stock awards was $188 thousand and $214 thousand, respectively, and the recognized tax benefit related to this expense was $53 thousand and $86 thousand, respectively.

Unrecognized compensation expense for non-vested restricted stock totaled $653 thousand as of June 30, 2018, which will be recognized over the remaining weighted average vesting period of 3.25 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net income applicable to common stock	$1,420	$937	$2,857	$1,818

Average number of common shares issued	2,506	2,488	2,506	2,486
Less: Average unallocated ESOP shares	(111)	(123)	(112)	(125)

Average number of common shares outstanding used to calculate basic earnings per common share	2,396	2,365	2,394	2,361
Effect of dilutive stock options	105	85	99	85

Average number of common shares outstanding used to calculate diluted earnings per share	2,501	2,450	2,493	2,446
Earnings per common share:
Basic	$0.59	$0.40	$1.19	$0.77
Diluted	$0.57	$0.38	$1.15	$0.74

There were no anti-dilutive options that were excluded from the computations of diluted earnings per share for the three and six months ended June 30, 2018 and 2017.

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are the following: the likelihood of loan default; the loss exposure at default; the amount and timing of future cash flows on impaired loans; the value of collateral; and, the determination of loss factors to be applied to the various qualitative elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the Federal Deposit Insurance Corporation and Massachusetts Commissioner of Banks, as an integral part of their examination processes, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

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

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

General. Total assets increased $24.8 million, or 3.1%, from $805.4 million at December 31, 2017 to $830.2 million at June 30, 2018. Total asset growth was primarily related to an increase in the loan portfolio of $18.4 million or 2.7%, an increase in cash and cash equivalents of $4.9 million, or 17.4%, and an increase in securities available for sale of $765 thousand, or 1.2%.

Loans. The loan portfolio increased $18.4 million. Residential real estate loans increased $24.1 million, or 7.3%, to $353.1 million, compared to $329.0 million at December 31, 2017. Growth in residential real estate was in adjustable-rate and fixed-rate mortgage loans, reflecting customer preferences. Commercial real estate loans increased $8.6 million, or 6.2%, as we have had success in expanding our business development efforts. Construction loans decreased $7.0 million, or 5.8%, primarily due to the completion of several projects during the period. Commercial loans decreased $10.5 million, or 15.4%, due largely to the payoff of a large, credit-only relationship.

At June 30, 2018, past due loans totaled $2.1 million as compared to $1.2 million at December 31, 2017. Two non-accrual residential mortgage loans totaling $65 thousand and $593 thousand, respectively were newly classified as impaired loans as of June 30, 2018 as borrower payments slowed resulting in continued 90 days past due status.

Substantially all delinquent loans are secured by real estate collateral with values exceeding outstanding loan principal. There were no charge-offs on delinquent loans during the six months ended June 30, 2018. Charge-offs on delinquent loans amounted to $11 thousand for the six months ended June 30, 2017.

Securities. Total securities increased from $66.5 million at December 31, 2017 to $67.3 million at June 30, 2018, as excess liquidity was primarily invested in U.S. Treasury bonds.

Deposits. Total deposits increased $26.4 million, or 4.3%, from $616.7 million at December 31, 2017 to $643.2 million at June 30, 2018. Certificates of deposit increased $27.2 million, or 11.7%, to $260.6 million. Demand deposits and NOW accounts increased $17.6 million, or 12.4%, to $159.5 million as growth was realized in both retail and commercial accounts. Money market and savings accounts balances decreased $18.4 million to $127.0 million and $96.2 million, respectively at June 30, 2018.

Borrowings. We use borrowings, primarily from the FHLB, to supplement our supply of funds for loans and securities, and to support short-term liquidity needs of the institution. Long-term debt, consisting entirely of FHLB advances, increased $5.5 million, or 7.1%, for the six months ended June 30, 2018. Short-term borrowings consist entirely of advances from the FHLB with initial maturities less than one year. Balances of short-term borrowings decreased $8.0 million, or 21.1%, since December 31, 2017. Subordinated debt was $9.8 million at June 30, 2018 and December 31, 2017.

Stockholders’ Equity. Stockholders’ equity increased $2.2 million, or 3.7%, from $59.2 million at December 31, 2017 to $61.5 million at June 30, 2018. The increase was primarily a result of net income for the six month period of $2.9 million, stock compensation expense for the Company’s equity incentive plans and ESOP of $404 thousand, offset by an after-tax decrease in the fair value of available for sale securities of $795 thousand and dividends paid of $264 thousand.

Results of Operations for the Three Months Ended June 30, 2018 and 2017

Overview. Net income for the three months ended June 30, 2018 was $1.4 million, compared to net income of $937 thousand for the three months ended June 30, 2017, an increase of 51.6%. The $496 thousand increase was primarily due to an increase in net interest income and non-interest income, offset by an increase in non-interest expense. Net interest income increased $551 thousand to $6.1 million; non-interest income increased $197 thousand to $646 thousand in the 2018 quarter. Non-interest expense increased $268 thousand and totaled $4.6 million for the three months ended June 30, 2018. The loan loss provision increased $73 thousand and income tax expense decreased $76 thousand as compared to the 2017 period.

Net Interest Income. Net interest income for the three months ended June 30, 2018 increased $551 thousand, or 10.0%, as compared to the three months ended June 30, 2017. The increase in interest income was due to increases in the average balances of loans and an increasing yield. Interest expense increased, driven by overall deposit growth, higher rates offered on certificates of deposit and money market accounts, and increases in borrowing expenses.

Interest and dividend income increased $1.3 million, or 18.9%, from $6.9 million for the three months ended June 30, 2017 to $8.2 million for the three months ended June 30, 2018. The average balance of interest-earning assets increased 15.7%, while the average rate earned on these assets increased by 11 basis points (“bps”). Interest and fees on loans increased $1.2 million, or 18.6%, due to a 16.5% increase in the average balance of loans. The average rate earned on loans increased seven bps to 4.32%. Contributing to the increase in loan interest income was the increase in residential real estate, construction loans, commercial real estate and commercial loan average balances during the period. Interest income from investments increased $16 thousand, or 3.9%, due primarily to an increase in the average yields for the three months ended June 30, 2018 as compared to the prior year period.

Interest expense increased $745 thousand, or 55.9% primarily due to an increase in average balances of interest-bearing deposits and their average cost of funds. Our funding costs have responded more quickly than loan income to the change in interest rates. Deposit expense increased $629 thousand, or 76.0%. The average balance of interest-bearing deposits increased $89.3 million, or 20.4%, in the three months ended June 30, 2018, compared to the same period in 2017 and the average rate paid on interest bearing deposits increased 35 bps. The cost of term certificates of deposit increased $461 thousand to $1.0 million as balances in our retail products increased. Rates paid on certificates of deposit balances increased to 1.63%, up 49 bps as compared to the same period last year. Interest expense on money market accounts increased by $118 thousand to $245 thousand. The rate paid on money market accounts increased 25 bps primarily due to a higher tiered-rate structure for these accounts than in the prior year, along with the increase of the average balance of money market accounts of $28.8 million to $133.8 million, as compared to the prior year period. Short and long-term debt expense increased $116 thousand from year to year. The average balance of long-term FHLB advances decreased from $94.9 million to $89.8 million, while rates paid on long-term FHLB advances increased from 1.26% to 1.73%. Long-term debt expense increased by $89 thousand in the three month period ended June 30, 2018. Interest expense on short-term borrowings totaled $75 thousand in the three month period ended June 30, 2018, compared to $48 thousand in the three months ended June 30, 2017 due to increases in the rates by 81 bps.

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

	For the Three Months Ended June 30,
	2018			2017
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)

Interest-earning assets:
Short-term investments	$29,858	$120	1.61%	$19,194	$42	0.88%
Debt securities:
Taxable	53,656	345	2.58	54,323	333	2.46
Tax-exempt	12,927	82	2.54	12,613	78	2.47
Total loans and loans held for sale	698,988	7,534	4.32	599,983	6,355	4.25
FHLB stock	5,874	82	5.57	6,336	59	3.71
Total interest-earning assets	801,303	8,163	4.09	692,449	6,867	3.98
Allowance for loan losses	(6,285)			(5,452)
Total interest-earning assets less allowance for loan losses	795,018			686,997
Non-interest-earning assets	23,098			22,275
Total assets	$818,116			$709,272
Interest-bearing liabilities:
Regular savings accounts	$99,411	152	0.61	$97,904	110	0.45
NOW checking accounts	39,102	31	0.32	34,186	23	0.27
Money market accounts	133,753	245	0.73	104,914	127	0.48
Certificates of deposit	253,926	1,029	1.63	199,887	568	1.14
Total interest-bearing deposits	526,192	1,457	1.11	436,891	828	0.76
Short-term borrowings	16,120	75	1.87	17,964	48	1.06
Long-term debt	89,841	388	1.73	94,910	299	1.26
Subordinated debt	9,812	158	6.45	9,781	158	6.56
Total interest-bearing liabilities	641,965	2,078	1.29	559,546	1,333	0.96
Non-interest-bearing demand deposits	111,698			89,025
Other non-interest-bearing liabilities	3,253			3,147
Total liabilities	756,916			651,718
Stockholders’ equity	61,200			57,554
Total liabilities and stockholders’ equity	$818,116			$709,272
Net interest income		$6,085			$5,534
Net interest rate spread (2)			2.79%			3.02%
Net interest-earning assets (3)	$159,338			$132,903
Net interest margin (4)			3.05%			3.21%
Average total interest-earning assets to average total interest-bearing liabilities	124.82%			123.75%

(1)	Ratios for the three month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
	Increase (Decrease) Due to		Total Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Short-term investments	$31	$47	$78
Debt securities:
Taxable	(4)	16	12
Tax-exempt	2	2	4
Total loans and loans held for sale	1,065	114	1,179
FHLB stock	(4)	27	23
Total interest-earning assets	1,090	206	1,296

Interest-bearing liabilities:
Regular savings	2	39	41
NOW checking	4	4	8
Money market	41	78	119
Certificates of deposit	179	282	461
Total interest-bearing deposits	226	403	629
Short-term borrowings	(4)	31	27
Long-term debt	(15)	104	89
Total interest-bearing liabilities	207	538	745

Increase (decrease) in net interest income	$883	$(332)	$551

Provision for Loan Losses. The provision for loan losses was $195 thousand for the three months ended June 30, 2018, compared to $122 thousand for the three months ended June 30, 2017. In the 2018 period, the provision reflects the loan balances in the portfolio and management’s estimate of loan losses based upon historical loan portfolio performance as well as environmental considerations such as the strength of the regional economy and organizational knowledge and expertise.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	June 30,
(Dollars in thousands)	2018	2017
Allowance at beginning of period	$6,218	$5,421
Provision for loan losses	195	122
Charge-offs	--	--
Recoveries	--	--
Net charge-offs	--	--
Allowance at end of period	$6,413	$5,543
Allowance for loan losses to nonperforming loans at end of period	526.49%	953.17%
Allowance for loan losses to total loans at end of period	0.90%	0.89%
Net charge-offs to average loans outstanding during the period	0.00%	0.00%

Two non-accrual residential mortgage loans totaling $65 thousand and $593 thousand, respectively were newly classified as impaired loans as of June 30, 2018 as borrower payments slowed resulting in 90 days past due status.

Non-interest Income. Non-interest income totaled $646 thousand, an increase of $197 thousand or 43.9%. Wealth management fees increased $109 thousand, or 35.4%, as compared to the prior year as total assets under management increased to $413.9 million as of June 30, 2018, up from $339.5 million at June 30, 2017. Income from mortgage banking activities in 2018 increased $7 thousand as sales of longer-term, fixed rate mortgage loans were higher as compared to the prior year. Customer service fees increased $9 thousand mainly due to an increase in ATM network interchange fees. Commercial loan swap fees increased $52 thousand due to higher volume during the three month period ended 2018.

Non-interest Expense. Non-interest expense totaled $4.6 million for the three months ended June 30, 2018, compared to $4.3 million for the three months ended June 30, 2017, an increase of $268 thousand. Salaries and employee benefits increased $192 thousand due to annual merit and benefit cost increases. Professional fees were also higher by $33 thousand due primarily to an increase in training and audit expenses driven by the bank’s growth. Data processing cost increased $15 thousand. FDIC insurance costs increased $18 thousand, or 12.0%, due to higher assessment balances related to growth. Other general and administrative costs, such as advertising and insurance, increased $16 thousand and are attributable to expanding business volumes and operations. Occupancy and equipment expense was slightly lower by $6 thousand.

Income Taxes. An income tax provision of $523 thousand was recorded during the quarter ended June 30, 2018, compared to a provision of $599 thousand in the comparable 2017 quarter. Due to the reduced corporate federal income tax rate enacted at the end of 2017, the effective tax rate for the 2018 three month period was 26.9%, compared with 39.0% for the 2017 three month period.

Results of Operations for the Six Months Ended June 30, 2018 and 2017

Overview. Net income for the six months ended June 30, 2018 was $2.9 million, compared to net income of $1.8 million for the six months ended June 30, 2017, an increase of 57.2%. The $1.1 million increase was primarily due to increased net interest income of $1.4 million and increased non-interest income of $254 thousand, partially offset by increased non-interest expense of $533 thousand and provision for loan losses of $138 thousand.

Net Interest Income. Net interest income for the six months ended June 30, 2018 increased $1.4 million, or 12.6%, as compared to the six months ended June 30, 2017. The increase in net interest income was primarily due to an increase in interest income of $2.7 million, or 19.8% partially offset by interest expenses that increased $1.3 million, or 49.0%, during the period.

Interest and dividend income increased $2.7 million, or 19.8%, from $13.4 million for the six months ended June 30, 2017 to $16.0 million for the six months ended June 30, 2018. The average balance of interest-earning assets increased 16.5%, while the average rate earned on these assets increased by 11 bps. Interest and fees on loans increased $2.4 million, or 19.7%, due to a 17.4% increase in the average balance of loans and an increase of eight bps in the average rate earned on loans. Contributing to the increase in loan income was the increase in residential real estate, construction loan, commercial real estate and commercial loan balances during the period. Interest income from investments increased $179 thousand, or 19.8%, due to an increase in the average balances for the six months ended June 30, 2018 as compared to the prior year period, as well as an increase in the average rate earned on these securities, due, in part, to recent Federal Reserve interest rate increases.

The increase in interest expense of $1.3 million was primarily due to an increase in average balances of interest-bearing deposits and an increase in the cost of funds. The average balance of interest-bearing deposits increased $84.6 million, or 19.5%, in the six months ended June 30, 2018, as compared to the same period in 2017, while the average rate paid on interest-bearing deposits increased 28 bps. Interest expense on money market accounts increased by $227 thousand from 2017 to 2018. The rate paid on money market accounts increased to 0.70% up from 0.48% in 2017, while the average balance of these accounts increased $32.8 million to $138.3 million, as compared to the prior year period. The cost of term certificates of deposit increased $749 thousand to $1.9 million as balances in our retail products, deposits generated through a national certificate of deposit clearinghouse, and brokered CDs have increased, as well as an increase of 40 bps in the rates paid to acquire these balances, as compared to the same period last year. The average balance of short-term FHLB advances increased from $16.8 million to $23.0 million, while rates paid on short-term FHLB advances increased from 0.95% to 1.74%. Rates on long-term FHLB advances increased 36 bps to 1.67% for the six months ending June 30, 2018. Interest expense on short-term and long-term borrowings totaled $929 thousand in the six months ended June 30, 2018, compared to $665 thousand in the six months ended June 30, 2017, an increase of $264 thousand.

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

	For the Six Months Ended June 30,
	2018				2017
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)

Interest-earning assets:
Short-term investments	$29,505	$233	1.57%	$20,172	$85	0.85%
Debt securities:
Taxable	53,800	686	2.58	54,556	672	2.49
Tax-exempt	13,004	164	2.54	11,676	147	2.53
Total loans and loans held for sale	692,076	14,761	4.30	589,598	12,332	4.22
FHLB stock	5,968	158	5.32	6,085	116	3.82
Total interest-earning assets	794,353	16,002	4.06	682,087	13,352	3.95
Allowance for loan losses	(6,241)			(5,442)
Total interest-earning assets less allowance for loan losses	788,112			676,645
Non-interest-earning assets	22,975			22,607
Total assets	$811,087			$699,252
Interest-bearing liabilities:
Regular savings accounts	$99,123	265	0.54	$97,586	219	0.45
NOW checking accounts	37,486	53	0.29	34,497	46	0.27
Money market accounts	138,340	478	0.70	105,503	251	0.48
Certificates of deposit	243,835	1,854	1.53	196,619	1,105	1.13
Total interest-bearing deposits	518,784	2,650	1.03	434,205	1,621	0.75
Short-term borrowings	23,027	198	1.74	16,825	80	0.95
Long-term debt	88,445	731	1.67	90,208	585	1.31
Subordinated debt	9,808	316	6.49	9,776	316	6.57
Total interest-bearing liabilities	640,064	3,895	1.23	551,014	2,602	0.95
Non-interest-bearing demand deposits	107,055			88,318
Other non-interest-bearing liabilities	3,347			3,023
Total liabilities	750,466			642,355
Stockholders’ equity	60,621			56,897
Total liabilities and stockholders’ equity	$811,087			$699,252
Net interest income		$12,107			$10,750
Net interest rate spread (2)			2.84%			3.00%
Net interest-earning assets (3)	$154,289			$131,073
Net interest margin (4)			3.07%			3.18%
Average total interest-earning assets to average total interest-bearing liabilities	124.11%			123.79%

(1)	Ratios for the six month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
	Increase (Decrease) Due to		Total Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Short-term investments	$52	$96	$148
Debt securities:
Taxable	(9)	23	14
Tax-exempt	16	1	17
Total loans and loans held for sale	2,182	247	2,429
FHLB stock	(2)	44	42
Total interest-earning assets	2,239	411	2,650

Interest-bearing liabilities:
Regular savings	4	43	47
NOW checking	4	3	7
Money market	93	134	227
Certificates of deposit	303	445	748
Total interest-bearing deposits	404	625	1,029
Short-term borrowings	36	82	118
Long-term debt	(11)	157	146
Subordinated debt	--	--	--
Total interest-bearing liabilities	429	864	1,293

Increase (decrease) in net interest income	$1,810	$(453)	$1,357

Provision for Loan Losses. The provision for loan losses was $260 thousand for the six months ended June 30, 2018, compared to $122 thousand for the six month period ended June 30, 2017. In the 2018 period, the provision reflects management’s estimate of loan losses based upon historical loan portfolio performance, growth of the portfolio, loan mix, as well as environmental considerations such as the strength of the regional economy and organizational knowledge and expertise.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Six Months Ended
	June 30,
(Dollars in thousands)	2018	2017
Allowance at beginning of period	$6,153	$5,432
Provision for loan losses	260	122
Charge-offs: Other consumer loans	--	(11)
Recoveries	--	--
Net charge- offs	--	(11)
Allowance at end of period	$6,413	$5,543
Allowance for loan losses to nonperforming loans at end of period	526.49%	953.17%
Allowance for loan losses to total loans at end of period	0.90%	0.89%
Net charge-offs to average loans outstanding during the period	0.00%	0.00%

Non-interest Income. Non-interest income totaled $1.2 million, an increase of $254 thousand, or 26.2%, as income from wealth management fees in 2018 increased $198 thousand as assets under management increased to $413.9 million as of June 30, 2018. Customer service fees increased by $18 thousand due to increasing volumes of ATM interchange and wire transfers. Fees on commercial loan swaps increased $27 thousand from 2017 to 2018 due to increased volume.

Non-interest Expense. Non-interest expense increased $533 thousand to $9.2 million during the six months ended June 30, 2018, from $8.6 million for the six months ended June 30, 2017. Factors that contributed to the increase in non-interest expense during the 2018 period were increased salaries and employee benefits of $304 thousand, or 5.9%, primarily attributable to annual salary and employee benefits increases. FDIC insurance costs increased $39 thousand, or 13.1%, based on growth and higher assessment rates. Data processing expense increased $48 thousand and other general administrative costs increased $68 thousand due to expanding business volumes and operations. Professional fees increased $58 thousand as a result of increased training and corporate legal expenses.

Income Taxes. An income tax provision of $1.1 million was recorded during the six months ended June 30, 2018 compared to a provision of $1.2 million in the comparable 2017 period. The effective tax rate for the 2018 six month period was 27.1%, compared with 39.0% for the 2017 six month period.

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature. The Bank’s primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities, and borrowings from the FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of securities and prepayments on loans are greatly influenced by seasonal events, general interest rates, economic conditions and competition.

Management regularly adjusts our investments in liquid assets based upon an assessment of the following: expected loan demand; expected deposit flows; yields available on interest-earning deposits and securities; and, the objectives of our interest-rate risk and investment policies.

Our most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and securities available for sale. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At June 30, 2018, cash and cash equivalents, which include short-term investments, totaled $33.4 million. Securities classified as available-for-sale, whose aggregate fair value is $67.3 million, provide additional sources of liquidity.

At June 30, 2018, we had $30 million in short-term borrowings outstanding, represented entirely by FHLB advances, and $82.7 million in long-term debt, also consisting entirely of FHLB advances. At June 30, 2018, we had a total of $76.9 million in unused borrowing capacity from the FHLB. Short-term borrowings are generally used to fund temporary cash needs due to the timing of loan originations and deposit gathering activities. Long-term debt is generally used to provide for longer-term funding needs of the Company, including the match funding of loans originated for portfolio. At June 30, 2018, we also had the ability to borrow $5.0 million from the Co-operative Central Bank on an unsecured basis, a credit line of $5.0 million with a correspondent bank, and $8.1 million from the Federal Reserve Bank under a collateralized borrowing program, none of which was outstanding at that date.

At June 30, 2018, we had $139.1 million in loan commitments outstanding, which included $54.6 million in unadvanced funds on construction loans, $37.8 million in unadvanced home equity lines of credit, $29.0 million in unadvanced commercial lines of credit, and $16.0 million in new loan originations.

Term certificates of deposit due within one year of June 30, 2018 amounted to $213.3 million, or 81.9%, of total term certificates, an increase of $38.1 million from $175.2 million at December 31, 2017. Balances of term certificates maturing in more than one year decreased to $47.3 million as compared to $58.1 million at December 31, 2017. Balances of term certificates that mature within one year reflect customer preferences for greater liquidity of personal funds, while longer-dated certificates reflect a willingness among customers to accept current interest rates for extended time periods. If maturing deposits are not renewed, we will be required to seek other sources of funds, including new term certificates and other borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing funds. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and will have to provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income will be dividends received from the Bank and earnings from investment of net proceeds from the offering retained by the Company. Massachusetts banking law and FDIC regulations limit distributions of capital. In addition, the Company is subject to the policy of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality and overall financial condition. At June 30, 2018, the Company had $173 thousand of liquid assets as represented by cash and cash equivalents on an unconsolidated basis.

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

Federal banking regulations require a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%; a minimum ratio of Tier 1 capital to risk-weighted assets of 6%; a minimum ratio of total capital to risk-weighted assets of 8%; and, a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer and certain deductions from and adjustments to regulatory capital and risk-weighted assets are being phased in over several years. The required minimum conservation buffer is 1.875% on January 1, 2018 and will increase to 2.5% on January 1, 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

At June 30, 2018, the Bank was well-capitalized under the current rules. Management believes the Bank’s capital levels will be characterized as “well-capitalized” upon full implementation of the new rules.

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

For the six months ended June 30, 2018, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income and the present value of our equity. Interest income and equity simulations are completed quarterly and presented to the Asset/Liability Committee and the Board of Directors. The simulations provide an estimate of the impact of changes in interest rates on net interest income and the present value of our equity under a range of assumptions. The simulation incorporates assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and changes spreads between different market rates. The simulation analysis incorporates management’s current assessment of the risk that pricing margins will change adversely over time due to competition or other factors.

Simulation analysis is only an estimate of our interest rate risk exposure at a particular point in time. We continually review the potential effect changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities.

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income and equity simulations. The simulations use projected repricing of assets and liabilities at June 30, 2018 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on the simulations. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position. When interest rates rise, loan prepayments tend to slow. When interest rates fall, loan prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slowed and would increase if prepayments accelerated. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects the estimated effects of changes in interest rates on the present value of our equity at June 30, 2018 and on our projected net interest income from June 30, 2018 through June 30, 2019. These estimates are in compliance with our internal policy limits.

	As of June 30, 2018			Over the Next 12 Months Ending June 30, 2019
	Present Value of Equity			Projected Net Interest Income
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
300 bp	$84,205	$(15,585)	(15.62)%	$23,750	$(1,419)	(5.64)%
200	90,814	(8,976)	(8.99)	24,312	(857)	(3.41)
0	99,790	--	--	25,169	--	--
(100)	96,823	(2,967)	(2.97)	24,796	(373)	(1.48)

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 29, 2018. As of June 30, 2018, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of equity Securities and use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of Wellesley Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of Wellesley Bancorp, Inc. (2)

4.1	Form of 6.00% Fixed to Floating Subordinated Note Due 2025 (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the exhibits to Wellesley Bancorp, Inc.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-176764), filed with the Securities and Exchange Commission on November 7, 2011.

(2)	Incorporated herein by reference to the exhibits to Wellesley Bancorp, Inc.’s Annual Report on Form 10-K (File No. 001-35352), filed with the Securities and Exchange Commission on March 29, 2018.

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2015 (included as Exhibit A to the Purchase Agreement filed as Exhibit 10.1 thereto).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLESLEY BANCORP, INC.

Dated: August 9, 2018	By:	/s/ Thomas J. Fontaine
Thomas J. Fontaine
President and Chief Executive Officer
(principal executive officer)

Dated: August 9, 2018	By:	/s/ Michael W. Dvorak
Michael W. Dvorak
Chief Financial Officer and Treasurer
(principal accounting and financial officer)

