Form 10-Q
period 2018-09-30
Wellesley Bancorp, Inc.
filed 2018-11-07
CIK 1526952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company and an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 7(a)(2)(B) of the Securities Act

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 1, 2018, there were 2,525,730 shares of the registrant’s common stock outstanding.

WELLESLEY BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Assets

Cash and due from banks	$5,421	$4,604
Short-term investments	18,782	23,858
Total cash and cash equivalents	24,203	28,462

Certificates of deposit	100	100
Securities available for sale, at fair value	67,651	66,486
Federal Home Loan Bank of Boston stock, at cost	5,466	5,937
Loans held for sale	698	—

Loans	726,593	692,455
Less allowance for loan losses	(6,543)	(6,153)
Loans, net	720,050	686,302

Bank-owned life insurance	7,710	7,535
Premises and equipment, net	3,604	3,470
Accrued interest receivable	2,308	2,140
Net deferred tax asset	2,949	2,352
Other assets	2,132	2,611

Total assets	$836,871	$805,395

Liabilities and Stockholders’ Equity

Deposits:
Non-interest-bearing	$131,836	$104,346
Interest-bearing	538,667	512,396
Total deposits	670,503	616,742
Short-term borrowings	27,500	38,000
Long-term borrowings	62,357	77,174
Subordinated debt	9,825	9,802
Accrued expenses and other liabilities	3,664	4,432
Total liabilities	773,849	746,150

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 14,000,000 shares authorized, 2,525,186 and 2,506,532 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	25	25
Additional paid-in capital	26,278	25,601
Retained earnings	38,740	34,736
Accumulated other comprehensive income (loss)	(962)	39
Unearned compensation – ESOP	(1,059)	(1,156)
Total stockholders' equity	63,022	59,245

Total liabilities and stockholders' equity	$836,871	$805,395

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans and loans held for sale	$7,941	$6,747	$22,702	$19,079
Debt securities:
Taxable	364	337	1,050	1,009
Tax-exempt	82	77	246	224
Short-term investments and certificates of deposit	143	78	376	163
FHLB stock	86	66	244	182
Total interest and dividend income	8,616	7,305	24,618	20,657
Interest expense:
Deposits	1,668	919	4,318	2,540
Short-term borrowings	244	95	442	175
Long-term debt	273	316	1,004	901
Subordinated debt	158	158	474	474
Total interest expense	2,343	1,488	6,238	4,090

Net interest income	6,273	5,817	18,380	16,567
Provision for loan losses	130	250	390	372
Net interest income, after provision for loan losses	6,143	5,567	17,990	16,195

Non-interest income:
Customer service fees	42	39	130	109
Mortgage banking activities	35	34	72	98
Income on bank-owned life insurance	60	59	175	173
Wealth management fees	407	314	1,208	917
Miscellaneous	17	58	200	177
Total non-interest income	561	504	1,785	1,474

Non-interest expense:
Salaries and employee benefits	2,660	2,408	8,074	7,518
Occupancy and equipment	782	684	2,201	2,087
Data processing	265	230	734	651
FDIC insurance	150	150	486	447
Professional fees	159	192	572	547
Other general and administrative	566	500	1,666	1,532
Total non-interest expense	4,582	4,164	13,733	12,782

Income before income taxes	2,122	1,907	6,042	4,887
Provision for income taxes	565	741	1,628	1,903

Net income	1,557	1,166	4,414	2,984

Other comprehensive income:
Net unrealized holding (loss) gains on available-for-sale securities	(267)	63	(1,343)	640
Income tax benefit (expense)	54	(25)	335	(239)

Total other comprehensive (loss) gain income	(213)	38	(1,008)	401

Comprehensive income	$1,344	$1,204	$3,406	$3,385
Earnings per common share:
Basic	$0.65	$0.49	$1.84	$1.26
Diluted	$0.62	$0.48	$1.77	$1.22
Weighted average shares outstanding:
Basic	2,408,091	2,370,623	2,398,671	2,364,449
Diluted	2,511,241	2,454,198	2,499,093	2,448,558

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2018 and 2017

					Accumulated
			Additional		Other	Unearned	Total
	Common Stock		Paid-in	Retained	Comprehensive	Compensation-	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Equity
	(Dollars in thousands)

Balance at December 31, 2016	2,484,852	$25	$24,703	$31,999	$(229)	$(1,284)	$55,214

Comprehensive income	—	—	—	2,984	401	—	3,385
Dividends paid to common stockholders ($0.14 per share)	—	—	—	(349)	—	—	(349)
Issuance of restricted stock	5,000	—	—	—	—	—	—
Stock options exercised	2,500	—	40	—	—	—	40
Share-based compensation-equity incentive plan	—	—	493	—	—	—	493
ESOP shares committed to be allocated (9,629)	—	—	164	—	—	96	260

Balance at September 30, 2017	2,492,352	$25	$25,400	$34,634	$172	$(1,188)	$59,043

Balance at December 31, 2017	2,506,532	$25	$25,601	$34,736	$39	$(1,156)	$59,245

Comprehensive income	—	—	—	4,414	(1,008)	—	3,406
Reclassification related to Tax Cuts and Jobs Act	—	—	—	(7)	7	—	—
Dividends paid to common stockholders ($0.16 per share)	—	—	—	(403)	—	—	(403)
Restricted stock forfeitures	(400)	—	—	—	—	—	—
Stock options exercised	19,054	—	154	—	—	—	154
Share-based compensation- equity incentive plan	—	—	313	—	—	—	313
ESOP shares committed to be allocated (9,629)	—	—	210	—	—	97	307

Balance at September 30, 2018	2,525,186	$25	$26,278	$38,740	$(962)	$(1,059)	$63,022

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$4,414	$2,984
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	390	372
Depreciation and amortization	574	556
Net amortization of securities	117	177
Principal balance of loans sold	5,857	10,449
Loans originated for sale	(6,555)	(8,995)
Accretion of net deferred loan fees	(435)	(438)
Amortization of subordinated debt issuance costs	23	25
Income on bank-owned life insurance	(175)	(173)
Deferred income tax provision	(262)	(487)
ESOP expense	307	260
Share-based compensation	313	493
Net change in other assets and liabilities	(500)	2,456
Net cash provided by operating activities	4,068	7,679

Cash flows from investing activities:

Activity in securities available for sale:
Maturities, prepayments and calls	8,289	3,393
Purchases	(10,914)	(4,013)
Redemption (purchase) of Federal Home Loan Bank stock	471	(315)
Net loan originations	(33,703)	(72,396)
Additions to premises and equipment	(728)	(175)
Proceeds from sale of premises and equipment	63	—
Net cash used by investing activities	(36,522)	(73,506)

Cash flows from financing activities:
Net increase in deposits	53,761	58,739
Proceeds from issuance of long-term debt	36,000	39,000
Repayments of long-term debt	(50,817)	(34,759)
Increase (decrease) in short-term borrowings	(10,500)	5,750
Stock options exercised	154	40
Cash dividends paid on common stock	(403)	(349)
Net cash provided by financing activities	28,195	68,421

Net change in cash and cash equivalents	(4,259)	2,594
Cash and cash equivalents at beginning period	28,462	28,425
Cash and cash equivalents at end of period	$24,203	$31,019

Supplementary information:
Interest paid	$6,083	$3,986
Income taxes paid	2,086	2,134

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2017 Annual Report on Form 10-K. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any other period.

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

The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

	September 30,	December 31,
	2018	2017
	(In thousands)

Unrealized holding gains (losses) on securities available for sale	$(1,299)	$44
Tax effect	337	(5)
Net-of tax amount	$(962)	$39

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

Effective January 1, 2018, the Company adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU provide cash flow statement classification guidance for certain areas where diversification existed in practice. The adoption of this update did not have an impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which amends the disclosure requirements by adding, changing, or removing certain disclosures about recurring or non-recurring fair value measurements. This ASU will be effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of this update will not have a significant impact on the consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure expected credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Credit losses on available-for-sale debt securities should be measured in a manner similar to current GAAP; however, recognized credit losses will be presented as an allowance rather than as a write-down. This ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods. Management is evaluating the provisions of the update, and will closely monitor developments and additional guidance to determine the potential impact on the Company's consolidated financial statements. Management is currently in the process of developing an internal solution.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2018
Residential mortgage-backed securities:
Government National Mortgage Association	$3,953	$34	$(64)	$3,923
Government-sponsored enterprises	11,787	15	(346)	11,456
SBA and other asset-backed securities	12,067	32	(299)	11,800
State and municipal bonds	12,937	58	(205)	12,790
Government-sponsored enterprise obligations	8,000	—	(306)	7,694
Corporate bonds	16,155	18	(235)	15,938
U.S. Treasury bills	4,051	—	(1)	4,050

	$68,950	$157	$(1,456)	$67,651

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2017
Residential mortgage-backed securities:
Government National Mortgage Association	$3,358	$46	$(53)	$3,351
Government-sponsored enterprises	11,690	43	(84)	11,649
SBA and other asset-backed securities	11,961	89	(87)	11,963
State and municipal bonds	13,026	276	(15)	13,287
Government-sponsored enterprise obligations	8,000	—	(166)	7,834
Corporate bonds	17,166	52	(57)	17,161
U.S. Treasury bills	1,241	—	—	1,241

	$66,442	$506	$(462)	$66,486

There were no sales of available-for-sale securities for the three and nine months ended September 30, 2018 and 2017.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2018 are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$5,052	$5,050
After 1 year to 5 years	22,418	21,899
After 5 years to 10 years	5,678	5,652
After 10 years	7,995	7,871
	41,143	40,472
Mortgage- and asset-backed securities	27,807	27,179

	$68,950	$67,651

Expected maturities may differ from contractual maturities because the issuer, in certain instances, has the right to call or prepay obligations with or without call or prepayment penalties.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2018
Residential mortgage-backed securities:
Government National Mortgage Association	$—	$—	$(64)	$1,765
Government-sponsored enterprises	(146)	6,077	(200)	3,718
SBA and other asset-backed securities	(156)	7,267	(143)	2,136
State and municipal bonds	(178)	8,280	(27)	849
Government-sponsored enterprise obligations	—	—	(306)	7,693
Corporate bonds	(141)	10,998	(94)	1,944
U.S. Treasury bills	(1)	4,050	—	—

	$(622)	$36,672	$(834)	$18,105

December 31, 2017
Residential mortgage-backed securities:
Government National Mortgage Association	$(3)	$266	$(50)	$1,611
Government-sponsored enterprises	(13)	3,578	(71)	3,110
SBA and other asset-backed securities	(8)	2,267	(79)	2,434
State and municipal bonds	(3)	571	(12)	871
Government-sponsored enterprise obligations	(27)	1,973	(139)	5,860
Corporate bonds	(21)	7,399	(36)	1,985

	$(75)	$16,054	$(387)	$15,871

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluations. At September 30, 2018, various debt securities have unrealized losses with aggregate depreciation of 2.6% from their aggregate amortized cost basis. These unrealized losses relate principally to the effect of interest rate changes on the fair value of debt securities and not an increase in credit risk of the issuers. As the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2018.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the ending balances of loans is as follows:

	September 30,	December 31,
	2018	2017
	(In thousands)
Real estate loans:
Residential – fixed	$54,006	$31,433
Residential – variable	317,630	297,593
Commercial	149,823	138,784
Construction	109,478	120,004
	630,937	587,814

Commercial loans:
Secured	51,410	62,333
Unsecured	5,413	5,638
	56,823	67,971

Consumer loans:
Home equity lines of credit	38,631	36,378
Other	183	214
	38,814	36,592

Total loans	726,574	692,377

Less:
Allowance for loan losses	(6,543)	(6,153)
Net deferred origination costs	19	78

Loans, net	$720,050	$686,302

The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2018 and 2017:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Three Months Ended September 30, 2018

Allowance at June 30, 2018	$1,999	1,615	$1,459	$962	$257	$4	$117	$6,413

Provision (credit) for loan losses	108	4	5	(10)	(6)	(1)	30	130

Allowance at September 30, 2018	$2,107	$1,619	$1,464	$952	$251	$3	$147	$6,543

Three Months Ended September 30, 2017

Allowance at June 30, 2017	$1,563	$1,171	$1,760	$714	$215	$2	$118	$5,543

Provision (credit) for loan losses	73	59	86	115	1	—	(84)	250

Allowance at September 30, 2017	$1,636	$1,230	$1,846	$829	$216	$2	$34	$5,793

Nine Months Ended September 30, 2018

Allowance at December 31, 2017	$1,722	$1,520	$1,661	$917	$237	$2	$94	$6,153

Provision (credit) for loan losses	385	99	(197)	35	14	1	53	390

Allowance at September 30, 2018	$2,107	$1,619	$1,464	$952	$251	$3	$147	$6,543

Nine Months Ended September 30, 2017

Allowance at December 31, 2016	$1,422	$1,145	$1,827	$703	$211	$3	$121	$5,432

Provision (credit) for loan losses	214	85	19	126	5	10	(87)	372
Loans charged off	—	—	—	—	—	(11)	—	(11)

Allowance at September 30, 2017	$1,636	$1,230	$1,846	$829	$216	$2	$34	$5,793

Further information pertaining to the allowance for loan losses is as follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
September 30, 2018

Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	2,107	1,619	1,464	952	251	3	147	6,543

Total allowance	$2,107	$1,619	$1,464	$952	$251	$3	$147	$6,543

Impaired loan balances	$815	$2,893	$—	$—	$—	$—	$—	$3,708
Non-impaired loan balances	370,821	146,930	109,478	56,823	38,631	183	—	722,866

Total loans	$371,636	$149,823	$109,478	$56,823	$38,631	$183	$—	$726,574

December 31, 2017

Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	1,722	1,520	1,661	917	237	2	94	6,153

Total allowance	$1,722	$1,520	$1,661	$917	$237	$2	$94	$6,153

Impaired loan balances	$172	576	$—	$—	$—	$—	$—	$748
Non-impaired loan balances	328,854	138,208	120,004	67,971	36,378	214	—	691,629

Total loans	$329,026	$138,784	$120,004	$67,971	$36,378	$214	$—	$692,377

The following is a summary of past due and non-accrual loans at September 30, 2018 and December 31, 2017:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Non-accrual Loans
	(In thousands)
September 30, 2018

Residential real estate	$—	$—	$62	$62	$—	$648
Commercial real estate	557	—	—	557	—	557

Total	$557	$—	$62	$619	$—	$1,205

December 31, 2017

Residential real estate	$598	$65	$—	$663	$—	$—
Commercial real estate	—	—	576	576	—	576

Total	$598	$65	$576	$1,239	$—	$576

The following is a summary of impaired loans:

	September 30, 2018		December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$815	$832	$172	$189
Commercial real estate	2,893	3,020	576	710

Total impaired loans	$3,708	$3,852	$748	$899

Further information pertaining to impaired loans follows:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)

Residential real estate	$821	$13	$2	$421	$25	$5
Commercial real estate	2,949	32	6	1,627	61	34

Total	$3,770	$45	$8	$2,048	$86	$39

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)

Residential real estate	$175	$2	$—	$176	$5	$—
Commercial real estate	582	5	5	583	48	48

Total	$757	$7	$5	$759	$53	$48

No additional funds are committed to be advanced in connection with impaired loans.

There were no new troubled debt restructurings recorded during the three and nine months ended September 30, 2018.

There were no troubled debt restructurings recorded during the three months ended September 30, 2017.

The following is a summary of troubled debt restructurings recorded for the nine months ended September 30, 2017.

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(In thousands)
Commercial real estate	$1	$572	$582

During the nine months ended September 30, 2017, the Company recorded a TDR for one commercial borrower which capitalized past-due interest over the remaining term of the loan in accordance with their bankruptcy filing.

There were no TDRs that defaulted, generally considered 90 days past due or longer, during the three and nine months ended September 30, 2018 and 2017, and for which default was within one year of the restructure date. TDRs did not have a material impact on the allowance for loan losses for the three and nine months ended September 30, 2018 and 2017.

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

The following table presents the Company’s loans by risk rating:

	September 30, 2018				December 31, 2017
	Commercial Real Estate	Construction	Commercial	Total	Commercial Real Estate	Construction	Commercial	Total
	(In thousands)

Loans rated 1-4	$146,006	$109,478	$55,951	$311,435	$134,201	$120,004	$67,087	$321,292
Loans rated 5	925	—	872	1,797	1,476	—	301	1,777
Loans rated 6	2,335	—	—	2.335	2,531	—	583	3,114
Loans rated 7	557	—	—	557	576	—	—	576

Total	$149,823	$109,478	$56,823	$316,124	$138,784	$120,004	$67,971	$326,759

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

Assets measured at fair value on a recurring basis

Assets measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017 are summarized below.

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
September 30, 2018

Securities available for sale	$—	$67,651	$—	$67,651
Forward loan sale commitments	—	—	5	5
Derivative loan commitments	—	—	5	5

Total assets	$—	$67,661	$—	$67,661

December 31, 2017

Securities available for sale	$—	$66,486	$—	$66,486

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

There were no liabilities measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017.

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

	September 30, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Loans held for sale	$—	$—	$698	$—	$—	$—

There are no liabilities measured at fair value on a non-recurring basis at September 30, 2018 and December 31, 2017.

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

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2018

Financial assets:
Cash and cash equivalents	$24,203	$24,203	$—	$—	$24,203
Certificates of deposit	100	100	—	—	100
Securities available for sale	67,651	—	67,651	—	67,651
FHLB stock	5,466	—	—	5,466	5,466
Loans held for sale	698	—	—	698	698
Loans, net	720,050	—	—	708,181	708,181
Accrued interest receivable	2,308	—	—	2,308	2,308
Forward loan sale commitments	5	—	—	5	5
Derivative loan commitments	5	—	—	5	5

Financial liabilities:
Deposits	$670,503	$—	$—	668,912	668,912
Short-term borrowings	27,500	—	27,500	—	27,500
Long-term debt	62,357	—	61,619	—	61,619
Subordinated debt	9,825	—	—	9,668	9,668
Accrued interest payable	441	—	—	441	441

December 31, 2017

Financial assets:
Cash and cash equivalents	$28,462	$28,462	$—	$—	$28,462
Certificates of deposit	100	100	—	—	100
Securities available for sale	66,486	—	66,486	—	66,486
FHLB stock	5,937	—	—	5,937	5,937
Loans, net	686,302	—	—	694,614	694,614
Accrued interest receivable	2,140	—	—	2,140	2,140

Financial liabilities:
Deposits	$616,742	—	—	615,653	615,653
Short-term borrowings	38,000	—	38,000	—	38,000
Long-term debt	77,174	—	76,906	—	76,906
Subordinated debt	9,802	—	—	9,598	9,598
Accrued interest payable	286	—	—	286	286

NOTE 8 – EMPLOYEE STOCK OWNERSHIP PLAN

The Bank maintains an Employee Stock Ownership Plan (the “ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

The Company granted a loan to the ESOP to purchase shares of the Company’s common stock on the closing date of the Company’s mutual to stock conversion in 2012. As of September 30, 2018, the ESOP held 177,583 shares or 7.0% of the common stock outstanding on that date. The loan is payable annually over 15 years at the rate of 3.25% per annum. The loan can be prepaid without penalty. Loan payments are expected to be funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are reinvested into shares to participants and cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Shares held by the ESOP at September 30, 2018 include the following:

Allocated	62,039
Committed to be allocated	9,629
Unallocated	105,915

177,583

The fair value of unallocated shares was $3.6 million at September 30, 2018.

Total compensation expense recognized in connection with the ESOP for the three months and nine months ended September 30, 2018 was $109 thousand and $307 thousand, respectively.

Total compensation expense recognized in connection with the ESOP for the three months and nine months ended September 30, 2017 was $86 thousand and $260 thousand, respectively.

NOTE 9 – EQUITY INCENTIVE PLANS

Under the Company’s 2016 Equity Incentive Plan the Company may grant restricted stock awards to its employees and directors for up to 75,000 shares of its common stock. A restricted stock award (the “award”) is a grant of shares of Company common stock for no consideration, subject to a vesting schedule or the satisfaction of market conditions or performance criteria. Awarded shares are held in reserve for each grantee by the Company’s transfer agent, and will be issued from previously authorized but unissued shares upon vesting. The fair value of the stock awards, based on the market price at the grant date, will be recognized over the five-year vesting period. At September 30, 2018, 34,000 shares remain available to award under the Plan.

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

The Company’s 2012 Equity Incentive Plan was terminated upon approval of the 2016 Equity Incentive Plan.

Stock Options

A summary of option activity under the 2012 Equity Incentive Plan for the nine months ended September 30, 2018 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at beginning of period	212	$16.05
Exercised	(19)	15.35
Forfeited	—	—

Outstanding at end of period	193	$16.11	4.48	$3,497
Options exercisable at end of period	175	$15.29	4.33	$3,144

For the three months ended September 30, 2018 and 2017, compensation expense applicable to the stock options was $9 thousand and $54 thousand, respectively. There was no recognized tax benefit related to this expense for the period ended September 30, 2018. The recognized tax benefit related to this expense was $10 thousand for the period ended September 30, 2017.

For the nine months ended September 30, 2018 and 2017, compensation expense applicable to the stock options was $28 thousand and $159 thousand, respectively. There was no recognized tax benefit related to this expense for the period ended September 30, 2018. The recognized tax benefit related to this expense was $28 thousand for the period ended September 30, 2017.

Unrecognized compensation expense for non-vested stock options totaled $41 thousand as of September 30, 2018, which will be recognized over the remaining weighted average vesting period of 1.3 years.

Stock Awards

There was no activity in non-vested restricted stock awards under the 2016 or the 2012 Equity Incentive Plan for the three and nine months ended September 30, 2018.

For the three months ended September 30, 2018 and 2017, compensation expense applicable to the stock awards was $97 thousand and $121 thousand, respectively, and the recognized tax benefit related to this expense was $27 thousand and $45 thousand, respectively.

For the nine months ended September 30, 2018 and 2017, compensation expense applicable to the stock awards was $285 thousand and $334 thousand, respectively, and the recognized tax benefit related to this expense was $80 thousand and $134 thousand, respectively.

Unrecognized compensation expense for non-vested restricted stock totaled $556 thousand as of September 30, 2018, which will be recognized over the remaining weighted average vesting period of 2.99 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net income applicable to common stock	$1,557	$1,166	$4,414	$2,984

Average number of common shares issued	2,516	2,490	2,509	2,488
Less: Average unallocated ESOP shares	(108)	(120)	(111)	(124)

Average number of common shares outstanding used to calculate basic earnings per common share	2,408	2,370	2,398	2,364
Effect of dilutive stock options	103	84	101	85

Average number of common shares outstanding used to calculate diluted earnings per share	2,511	2,454	2,499	2,449
Earnings per common share:
Basic	$0.65	$0.49	$1.84	$1.26
Diluted	$0.62	$0.48	$1.77	$1.22

There were no anti-dilutive options that would have been excluded from the computations of diluted earnings per share for the three and nine months ended September 30, 2018 and 2017.

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

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

General. Total assets increased $31.5 million, or 3.9%, from $805.4 million at December 31, 2017 to $836.9 million at September 30, 2018. Total asset growth was primarily related to an increase in the loan portfolio of $34.1 million or 4.9%, an increase of $1.2 million in securities available for sale, partially offset by a decrease in cash and cash equivalents of $4.3 million, or 15.0%.

Loans. The loan portfolio increased $34.1 million. Residential real estate loans increased $42.6 million, or 13.0%, to $371.6 million, compared to $329.0 million at December 31, 2017. Growth in residential real estate was in adjustable-rate and fixed-rate mortgage loans, reflecting customer preferences. Commercial real estate loans increased $11.0 million, or 7.9%, as we have had success in expanding our business development efforts. Construction loans decreased $10.5 million, or 8.8%, primarily due to the completion of several projects during the period. Commercial loans decreased $11.1 million, or 16.4%, due largely to the payoff of a large, credit-only relationship.

At September 30, 2018, past due loans totaled $619 thousand as compared to $1.2 million at December 31, 2017.

Substantially all delinquent loans are secured by real estate collateral with values exceeding outstanding loan principal. Two non-accrual residential mortgage loans totaling $65 thousand and $593 thousand, respectively were newly classified as impaired loans during the nine month period ended September 30, 2018 as borrower payments slowed resulting in continued 90 days past due status. There were no charge-offs on delinquent loans during the nine months ended September 30, 2018. Charge-offs on delinquent loans amounted to $11 thousand for the nine months ended September 30, 2017.

Securities. Total securities increased from $66.5 million at December 31, 2017 to $67.7 million at September 30, 2018, as excess liquidity was primarily invested in U.S. Treasury bills.

Deposits. Total deposits increased $53.4 million, or 8.7%, from $616.7 million at December 31, 2017 to $670.5 million at September 30, 2018. Demand deposits and NOW accounts increased $28.2 million, or 19.9%, to $170.0 million as growth was realized in both retail and commercial accounts. Money market accounts increased $23.7 million, or 16.3%. Certificates of deposit increased $19.2 million, or 8.2%, to $252.5 million. Deposit growth was driven through our continued emphasis on primary relationships as well as targeted offers on interest-bearing accounts. Savings account balances decreased $16.9 million to $81.6 million at September 30, 2018.

Borrowings. We use borrowings, primarily from the FHLB, to supplement our supply of funds for loans and securities, and to support short-term liquidity needs of the institution. Long-term debt, consisting entirely of FHLB advances, decreased $14.8 million, or 19.2%, for the nine months ended September 30, 2018. Short-term borrowings consist entirely of advances from the FHLB with initial maturities less than one year. Balances of short-term borrowings decreased $10.5 million, or 27.6%, since December 31, 2017. Subordinated debt was $9.8 million at September 30, 2018 and December 31, 2017.

Stockholders’ Equity. Stockholders’ equity increased $3.8 million, or 6.4%, from $59.2 million at December 31, 2017 to $63.0 million at September 30, 2018. The increase was primarily a result of net income for the nine month period of $4.4 million, stock compensation expense for the Company’s equity incentive plans and ESOP of $620 thousand, partially offset by an after-tax decrease in the fair value of available for sale securities of $1.0 million and dividends paid of $403 thousand.

Results of Operations for the Three Months Ended September 30, 2018 and 2017

Overview. Net income for the three months ended September 30, 2018 was $1.6 million, compared to net income of $1.2 million for the three months ended September 30, 2017, an increase of 33.5%. The $391 thousand increase was primarily due to an increase in net interest income and non-interest income and a decrease in the provision for loan loss, offset by an increase in non-interest expense. Net interest income increased $456 thousand to $6.3 million, non-interest income increased $57 thousand to $561 thousand and the provision for loan loss decreased $120 thousand to $130 thousand in the 2018 quarter. Non-interest expense increased $418 thousand and totaled $4.6 million for the three months ended September 30, 2018. Income tax expense decreased $176 thousand as compared to the 2017 period.

Net Interest Income. Net interest income for the three months ended September 30, 2018 increased $456 thousand, or 7.8%, as compared to the three months ended September 30, 2017. The increase in interest income was due to increases in the average balances of loans and an increasing yield. Interest expense increased, driven by overall deposit growth, higher rates offered on certificates of deposit and money market accounts, and increases in rates on FHLB borrowing expenses.

Interest and dividend income increased $1.3 million, or 17.9%, from $7.3 million for the three months ended September 30, 2017 to $8.6 million for the three months ended September 30, 2018. The average balance of interest-earning assets increased 11.5%, while the average rate earned on these assets increased by 23 basis points (“bps”). Interest and fees on loans increased $1.2 million, or 17.7%, due to a 12.7% increase in the average balance of loans. The average rate earned on loans increased 19 bps to 4.36%. Interest income from investments increased $97 thousand, or 19.7%, due primarily to an increase in the average yields for the three months ended September 30, 2018 as compared to the prior year period.

Interest expense increased $855 thousand, or 57.5% primarily due to an increase in average balances of interest-bearing deposits and an increase in cost of funds. Our funding costs have responded more quickly than loan income to the change in interest rates. Deposit expense increased $749 thousand, or 81.5%. The average balance of interest-bearing deposits increased $71.0 million, or 15.4%, in the three months ended September 30, 2018, compared to the same period in 2017 and the average rate paid on interest bearing deposits increased 45 bps. The cost of term certificates of deposit increased $497 thousand to $1.1 million as balances in our retail products increased. Rates paid on certificates of deposit balances increased to 1.74%, up from 1.19 bps in the same period last year. Interest expense on money market accounts increased by $213 thousand to $382 thousand in the 2018 period. The rate paid on money market accounts increased 47 bps primarily due to a higher tiered-rate structure for these accounts than in the prior year, along with the increase of the average balance of money market accounts of $26.1 million to $150.0 million, as compared to the prior year period.

Interest expense on short-term borrowings totaled $244.5 thousand in the three month period ended September 30, 2018, compared to $95 thousand in the three months ended September 30, 2017 due to increases in the rates by 86 bps as well as an increase in average balances.

Long-term debt expense decreased by $43 thousand in the three month period ended September 30, 2018.

The average balance of long-term FHLB advances decreased from $95.1 million to $66.7 million, while rates paid on long-term FHLB advances increased from 1.32% to 1.62%.

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

	For the Three Months Ended September 30,
	2018			2017
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
Interest-earning assets:
Short-term investments	$27,703	$143	2.04%	$24,706	$78	1.24%
Debt securities:
Taxable	53,789	364	2.69	53,318	337	2.51
Tax-exempt	12,905	82	2.52	12,616	77	2.41
Total loans and loans held for sale	722,979	7,941	4.36	641,681	6,747	4.17
FHLB stock	6,042	86	5.64	6,395	66	4.14
Total interest-earning assets	823,418	8,616	4.15	738,716	7,305	3.92
Allowance for loan losses	(6,479)			(5,608)
Total interest-earning assets less allowance for loan losses	816,939			733,108
Non-interest-earning assets	23,564			22,814
Total assets	$840,503			$755,922
Interest-bearing liabilities:
Regular savings accounts	$88,950	136	0.61	$95,012	106	0.44
NOW checking accounts	37,182	30	0.32	33,494	21	0.25
Money market accounts	149,898	382	1.01	123,830	169	0.54
Certificates of deposit	255,587	1,120	1.74	208,295	623	1.19
Total interest-bearing deposits	531,617	1,668	1.24	460,631	919	0.79
Short-term borrowings	43,060	244	2.25	27,033	95	1.39
Long-term debt	66,743	273	1.62	95,123	316	1.32
Subordinated debt	9,820	158	6.37	9,789	158	6.41
Total interest-bearing liabilities	651,240	2,343	1.43	592,576	1,488	1.00
Non-interest-bearing demand deposits	123,134			100,823
Other non-interest-bearing liabilities	3,292			3,511
Total liabilities	777,666			696,910
Stockholders’ equity	62,837			59,012
Total liabilities and stockholders’ equity	$840,503			$755,922
Net interest income		$6,273			$5,817
Net interest rate spread (2)			2.72%			2.93%
Net interest-earning assets (3)	$172,177			$146,140
Net interest margin (4)			3.02%			3.12%
Average total interest-earning assets to average total interest-bearing liabilities	126.44%			124.66%

(1)	Ratios for the three month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
	Increase (Decrease) Due to		Total Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Short-term investments	$10	$55	$65
Debt securities:
Taxable	3	24	27
Tax-exempt	2	3	5
Total loans and loans held for sale	883	311	1,194
FHLB stock	(3)	23	20
Total interest-earning assets	895	416	1,311

Interest-bearing liabilities:
Regular savings	(6)	36	30
NOW checking	3	6	9
Money market	42	171	213
Certificates of deposit	163	334	497
Total interest-bearing deposits	202	547	749
Short-term borrowings	73	76	149
Long-term debt	(191)	148	(43)
Total interest-bearing liabilities	84	771	855

Increase (decrease) in net interest income	$811	$(355)	$456

Provision for Loan Losses. The provision for loan losses was $130 thousand for the three months ended September 30, 2018, compared to $250 thousand for the three months ended September 30, 2017. In the 2018 period, the provision reflects the shift in the portfolio’s loan mix and current allocations to loan balances in the portfolio, decreased net loan originations, management’s estimate of loan losses based upon historical loan portfolio performance as well as environmental considerations such as the strength of the regional economy and organizational knowledge and expertise.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	September 30,
(Dollars in thousands)	2018	2017
Allowance at beginning of period	$6,413	$5,543
Provision for loan losses	130	250
Charge-offs	—	—
Recoveries	—	—
Net charge-offs	—	—
Allowance at end of period	$6,543	$5,793
Allowance for loan losses to nonperforming loans at end of period	542.89%	998.45%
Allowance for loan losses to total loans at end of period	0.90%	0.89%
Net charge-offs to average loans outstanding during the period	0.00%	0.00%

Two loans totaling $2.4 million, related to one commercial loan relationship were newly classified as impaired loans as of September 30, 2018 as a result of deteriorating cash flow position. The Company does not expect to incur any losses on this relationship.

Non-interest Income. Non-interest income totaled $561 thousand, an increase of $57 thousand or 11.3%. Wealth management fees increased $93 thousand, or 29.6%, as compared to the prior year as total assets under management increased to $435.7 million as of September 30, 2018, up from $346.8 million at September 30, 2017. Other customer related fees included in other income were lower during the three month period ended 2018 offsetting the above referenced increases.

Non-interest Expense. Non-interest expense totaled $4.6 million for the three months ended September 30, 2018, compared to $4.2 million for the three months ended September 30, 2017, an increase of $418 thousand. Salaries and employee benefits increased $252 thousand due to annual merit and benefit cost increases along with increases to staff. Occupancy and equipment costs increased $98 thousand as a result of the consolidation and relocation of business operations to new office space and annual rent adjustments. Data processing costs increased $35 thousand and advertising expense, (included in other general and administrative expense), increased $21 thousand attributable to expanding business volumes and operations.

Income Taxes. An income tax provision of $565 thousand was recorded during the quarter ended September 30, 2018, compared to a provision of $741 thousand in the comparable 2017 quarter. Due to the reduced corporate federal income tax rate enacted at the end of 2017, the effective tax rate for the 2018 three month period was 26.6%, compared to 38.9% for the 2017 three month period.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017

Overview. Net income for the nine months ended September 30, 2018 was $4.4 million, compared to net income of $3.0 million for the nine months ended September 30, 2017, an increase of 47.9%. The $1.4 million increase was primarily due to increased net interest income of $1.8 million and increased non-interest income of $311 thousand, partially offset by increased non-interest expense of $951 thousand.

Net Interest Income. Net interest income for the nine months ended September 30, 2018 increased $1.8 million, or 10.9%, as compared to the nine months ended September 30, 2017. The increase in net interest income was primarily due to an increase in interest income of $4.0 million, or 19.2%, partially offset by interest expenses that increased $2.1 million, or 52.5%, during the period.

Interest and dividend income increased $4.0 million, or 19.2%, from $20.7 million for the nine months ended September 30, 2017 to $24.6 million for the nine months ended September 30, 2018. The average balance of interest-earning assets increased 14.7%, while the average rate earned on these assets increased by 15 bps. Interest and fees on loans increased $3.6 million, or 19.0%, due to a 15.7% increase in the average balance of loans and an increase of 12 bps in the average rate earned on loans. Interest income from investments increased $63 thousand, or 5.1%, due to an increase in the average balances for the nine months ended September 30, 2018 as compared to the prior year period, as well as an increase in the average rate earned on these securities, due, in part, to recent Federal Reserve interest rate increases.

The increase in interest expense of $2.1 million, or 52.5%, was primarily due to an increase in average balances of interest-bearing deposits and an increase in the cost of funds. The average balance of interest-bearing deposits increased $80.0 million, or 18.1%, in the nine months ended September 30, 2018, as compared to the same period in 2017, while the average rate paid on interest-bearing deposits increased 33 bps. Interest expense on money market accounts increased by $440 thousand from 2017 to 2018. The rate paid on money market accounts increased to 0.81% up from 0.50% in 2017, while the average balance of these accounts increased $30.6 million to $142.2 million, as compared to the prior year period. The cost of term certificates of deposit increased $1.2 million to $3.0 million as balances in our retail products, deposits generated through a national certificate of deposit clearinghouse, and brokered CDs have increased, as well as an increase of 45 bps in the rates paid to acquire these balances, as compared to the same period last year.

The average balance of short-term FHLB advances increased from $20.3 million to $29.8 million, while rates paid on short-term FHLB advances increased from 1.15% to 1.99%. Interest expense on short-term borrowings totaled $442 thousand in the nine months ended September 30, 2018, compared to $175 thousand in the nine months ended September 30, 2017, an increase of $267 thousand.

The average balance of long-term FHLB advances decreased from $91.9 million to $81.1 million, while rates on long-term FHLB advances increased 34 bps to 1.65% for the nine months ended September 30, 2018. Interest expense on long-term borrowings totaled $1.0 million in the nine months ended September 30, 2018, compared to $901 thousand in the nine months ended September 30, 2017, an increase of $103 thousand.

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

	For the Nine Months Ended September 30,
	2018			2017
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
Interest-earning assets:
Short-term investments	$28,908	$376	3.85%	$21,725	$163	1.00%
Debt securities:
Taxable	53,796	1,050	2.61	54,138	1,009	2.49
Tax-exempt	12,971	246	2.53	11,993	224	2.49
Total loans and loans held for sale	702,490	22,702	4.32	607,356	19,079	4.20
FHLB stock	5,993	244	5.43	6,189	182	3.93
Total interest-earning assets	804,158	24,618	4.09	701,401	20,657	3.94
Allowance for loan losses	(6,321)			(5,498)
Total interest-earning assets less allowance for loan losses	797,837			695,903
Non-interest-earning assets	23,163			22,446
Total assets	$821,000			$718,349
Interest-bearing liabilities:
Regular savings accounts	$95,695	401	0.56	$96,719	325	0.45
NOW checking accounts	37,384	84	0.30	34,159	67	0.26
Money market accounts	142,235	859	0.81	111,679	419	0.50
Certificates of deposit	247,795	2,974	1.60	200,554	1,729	1.15
Total interest-bearing deposits	523,109	4,318	1.10	443,111	2,540	0.77
Short-term borrowings	29,778	442	1.99	20,262	175	1.15
Long-term debt	81,132	1,004	1.65	91,864	901	1.31
Subordinated debt	9,812	474	6.45	9,780	474	6.49
Total interest-bearing liabilities	643,831	6,238	1.29	565,017	4,090	0.97
Non-interest-bearing demand deposits	112,474			92,532
Other non-interest-bearing liabilities	3,327			3,191
Total liabilities	759,632			660,740
Stockholders’ equity	61,368			57,609
Total liabilities and stockholders’ equity	$821,000			$718,349
Net interest income		$18,380			$16,567
Net interest rate spread (2)			2.80%			2.97%
Net interest-earning assets (3)	$160,326			$136,384
Net interest margin (4)			3.06%			3.16%
Average total interest-earning assets to average total interest-bearing liabilities	124.90%			124.14%

(1)	Ratios for the nine month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
	Increase (Decrease) Due to		Total Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Short-term investments	$66	$147	$213
Debt securities:
Taxable	(6)	47	41
Tax-exempt	18	4	22
Total loans and loans held for sale	3,061	562	3,623
FHLB stock	(5)	67	62
Total interest-earning assets	3,134	827	3,961

Interest-bearing liabilities:
Regular savings	(3)	80	77
NOW checking	7	10	17
Money market	136	303	439
Certificates of deposit	467	778	1,245
Total interest-bearing deposits	607	1,171	1,778
Short-term borrowings	105	163	267
Long-term debt	(83)	186	103
Subordinated debt	—	—	—
Total interest-bearing liabilities	629	1,520	2,148

Increase (decrease) in net interest income	$2,505	$(693)	$1,813

Provision for Loan Losses. The provision for loan losses was $390 thousand for the nine months ended September 30, 2018, compared to $372 thousand for the nine month period ended September 30, 2017. In the 2018 period, the provision reflects management’s estimate of loan losses based upon the shift in the portfolio’s loan mix and current allocations in loan balances in the portfolio, decreased net loan originations, historical loan portfolio performance, and growth of the portfolio, loan mix, as well as environmental considerations such as the strength of the regional economy and organizational knowledge and expertise.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2018	2017
Allowance at beginning of period	$6,153	$5,432
Provision for loan losses	390	372
Charge-offs: Other consumer loans	—	(11)
Recoveries	—	—
Net charge- offs	—	(11)
Allowance at end of period	$6,543	$5,793
Allowance for loan losses to nonperforming loans at end of period	542.89%	998.45%
Allowance for loan losses to total loans at end of period	0.90%	0.89%
Net charge-offs to average loans outstanding during the period	0.00%	0.00%

Non-interest Income. Non-interest income totaled $1.8 million, an increase of $311 thousand, or 21.1%, as income from wealth management fees in 2018 increased $291 thousand as assets under management increased to $435.7 million as of September 30, 2018. Customer service fees increased by $21 thousand due to increasing volumes of ATM interchange and wire transfers. Mortgage banking fees were lower during the nine month period ended 2018 offsetting the above referenced increases.

Non-interest Expense. Non-interest expense increased $951 thousand to $13.7 million during the nine months ended September 30, 2018, from $12.8 million for the nine months ended September 30, 2017. Factors that contributed to the increase in non-interest expense during the 2018 period were increased salaries and employee benefits of $556 thousand, or 7.4%, primarily attributable to annual salary and employee benefits increases and additions to staff. Occupancy and equipment cost increased $114 thousand as a result of the consolidation and relocation of business operations to new office space and annual rent adjustments. FDIC insurance costs increased $39 thousand based on growth and higher assessment rates. Data processing expenses increased $83 thousand and other general administrative costs increased $134 thousand due to expanding business volumes and operations. Professional fees increased $25 thousand as a result of increased training and corporate legal expenses.

Income Taxes. An income tax provision of $1.6 million was recorded during the nine months ended September 30, 2018 compared to a provision of $1.9 million in the comparable 2017 period. The effective tax rate for the 2018 nine month period was 26.9%, compared with 38.9% for the 2017 nine month period and reflects the reduced corporate income tax rate effective in 2018.

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

Our most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and securities available for sale. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At September 30, 2018, cash and cash equivalents, which include short-term investments, totaled $24.2 million. Securities classified as available-for-sale, whose aggregate fair value is $67.7 million, provide additional sources of liquidity.

At September 30, 2018, we had $27.5 million in short-term borrowings outstanding, represented entirely by FHLB advances, and $62.3 million in long-term debt, also consisting entirely of FHLB advances. At September 30, 2018, we had a total of $99.2 million in unused borrowing capacity from the FHLB. Short-term borrowings are generally used to fund temporary cash needs due to the timing of loan originations and deposit gathering activities. Long-term debt is generally used to provide for longer-term funding needs of the Company, including the match funding of loans originated for portfolio. At September 30, 2018, we also had the ability to borrow $5.0 million from the Co-operative Central Bank on an unsecured basis, a credit line of $5.0 million with a correspondent bank, and $7.3 million from the Federal Reserve Bank under a collateralized borrowing program, none of which was outstanding at that date.

At September 30, 2018, we had $143.8 million in loan commitments outstanding, which included $58.4 million in unadvanced funds on construction loans, $39.8 million in unadvanced home equity lines of credit, $27.8 million in unadvanced commercial lines of credit, and $16.2 million in new loan originations.

Term certificates of deposit due within one year of September 30, 2018 amounted to $197.6 million, or 78.3%, of total term certificates, an increase of $22.4 million from $175.2 million at December 31, 2017. Balances of term certificates maturing in more than one year decreased to $54.9 million as compared to $58.1 million at December 31, 2017. Balances of term certificates that mature within one year reflect customer preferences for greater liquidity of personal funds, while longer-dated certificates reflect a willingness among customers to accept current interest rates for extended time periods. If maturing deposits are not renewed, we will be required to seek other sources of funds, including new term certificates and other borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing funds. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and will have to provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income will be dividends received from the Bank and earnings from investment of net proceeds from the offering retained by the Company. Massachusetts banking law and FDIC regulations limit distributions of capital. In addition, the Company is subject to the policy of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality and overall financial condition. At September 30, 2018, the Company had $197 thousand of liquid assets as represented by cash and cash equivalents on an unconsolidated basis.

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

At September 30, 2018, the Bank was well-capitalized under the current rules. Management believes the Bank’s capital levels will be characterized as “well-capitalized” upon full implementation of the new rules.

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

For the nine months ended September 30, 2018, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income and equity simulations. The simulations use projected repricing of assets and liabilities at September 30, 2018 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on the simulations. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position. When interest rates rise, loan prepayments tend to slow. When interest rates fall, loan prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slowed and would increase if prepayments accelerated. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects the estimated effects of changes in interest rates on the present value of our equity at September 30, 2018 and on our projected net interest income from September 30, 2018 through September 30, 2019. These estimates are in compliance with our internal policy limits.

	As of September 30, 2018			Over the Next 12 Months Ending September 30, 2019
	Present Value of Equity			Projected Net Interest Income
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
300 bp	$79,837	$(17,485)	(17.97)%	$23,655	$(2,062)	(8.02)%
200	89,824	(7,498)	(7.70)	24,534	(1,183)	(4.60)
0	97,322	—	—	25,717	—	—
(100)	97,005	(317)	(0.33)	26,079	362	1.41

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 29, 2018. As of September 30, 2018, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of Wellesley Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of Wellesley Bancorp, Inc. (2)

4.1	Form of 6.00% Fixed to Floating Subordinated Note Due 2025 (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the exhibits to Wellesley Bancorp, Inc.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-176764), filed with the Securities and Exchange Commission on November 7, 2011.

(2)	Incorporated herein by reference to the exhibits to Wellesley Bancorp, Inc.’s Annual Report on Form 10-K (File No. 001-35352), filed with the Securities and Exchange Commission on March 29, 2018.

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2015 (included as Exhibit A to the Purchase Agreement filed as Exhibit 10.1 thereto).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLESLEY BANCORP, INC.

Dated:	November 8, 2018	By:	/s/ Thomas J. Fontaine
Thomas J. Fontaine
President and Chief Executive Officer
(principal executive officer)

Dated:	November 8, 2018	By:	/s/ Michael W. Dvorak
Michael W. Dvorak
Chief Financial Officer and Treasurer
(principal accounting and financial officer)

