Form 10-K
period 2018-12-31
Wellesley Bancorp, Inc.
filed 2019-03-29
CIK 1526952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 001-35352

WELLESLEY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	45-3219901
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Worcester Street, Suite 300, Wellesley, Massachusetts	02481
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (781) 235-2550

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2018 was $59,801,900, based on a closing price of $33.83.

As of March 15, 2019, the registrant had 2,535,812 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s Annual Meeting of Shareholders to be held on May 22, 2019 (Part III).

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

Wellesley Bank. Founded in 1911, Wellesley Bank is a Massachusetts chartered cooperative bank headquartered in Wellesley, Massachusetts. We operate as a community-oriented financial institution offering traditional financial services to consumers and businesses in our primary market areas of Wellesley, Newton, Needham, Cambridge, Boston and the surrounding communities. We attract deposits from the general public and use those funds to originate primarily residential mortgage loans, commercial real estate loans and construction loans, commercial business loans, and, to a lesser extent, home equity lines of credit and other consumer loans. We conduct our lending and deposit activities primarily with individuals and small businesses in our primary market areas. In addition, we also provide investment management services for high net worth individuals, families, businesses, private partnerships, nonprofit organizations, foundations and trusts through our wholly-owned subsidiary, Wellesley Investment Partners, LLC, (“Wellesley Investment Partners”) a registered investment advisor.

The Bank’s and the Company’s executive offices are located at 100 Worcester Street, Suite 300, Wellesley, Massachusetts 02481 and its telephone number is (781) 235-2550.

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

Market Area

We conduct our operations from our executive offices, five full-service branch offices located in Wellesley, Newton, Boston, and a limited-hour branch in Needham, Massachusetts. Our primary lending market is defined by our Community Reinvestment Act assessment area, and generally includes the communities of the greater Boston area. Due to our locations in and around Boston, our primary market area benefits from the presence of numerous institutions of higher learning, medical care and research centers and the corporate headquarters of several investment and financial services companies. The greater Boston metropolitan area also has many life science and high technology companies employing personnel with specialized skills. These factors affect the economic vitality of the region and impact the demand for residential homes, residential construction, office buildings, shopping centers, and other commercial properties in our market area.

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

Competition

We face significant competition for deposits and loans. Our most direct competition for deposits has historically come from the financial institutions operating in our primary market area and from other financial service companies such as securities brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds and mutual funds. At June 30, 2018, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (“FDIC”), we held 2.0% of the deposits in Norfolk County, which was the 13th largest market share among the 45 financial institutions with offices in Norfolk County. At June 30, 2018, we also held 13.5% of the deposits in the town of Wellesley, which was the third largest market share among the 15 financial institutions with offices in Wellesley. Some of the banks owned by large national and regional holding companies and other community-based banks that also operate in our primary market area are larger than we are and, therefore, may have greater resources or offer a broader range of products and services.

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

Lending Activities

Residential Mortgage Loans. The largest segment of our loan portfolio is residential mortgage loans, which enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. At December 31, 2018, residential mortgage loans were $382.5 million, or 51.4%, of our total loan portfolio, consisting of $64.2 million and $318.3 million of fixed-rate and adjustable-rate loans, respectively. We offer fixed-rate and adjustable-rate residential mortgage loans with terms up to 30 years. Generally, our fixed-rate loans conform to Fannie Mae and Freddie Mac underwriting guidelines and are originated with the intention to sell. Our adjustable-rate mortgage loans generally adjust every three years after an initial fixed period that ranges from three to ten years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a specified percentage above a representative U.S. Treasury index. Depending on the loan type, the maximum amount by which the interest rate may increase or decrease is generally 2% per adjustment period and the lifetime interest rate caps range from 5% to 6% over the initial interest rate of the loan.

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

Commercial Real Estate Loans. We also offer fixed-rate and adjustable-rate mortgage loans secured by commercial real estate properties, including loans secured by multi-family real estate properties. At December 31, 2018, commercial real estate loans were $148.0 million, or 19.9%, of our total loan portfolio, inclusive of $32.0 million in multi-family real estate loans. The commercial real estate loan portfolio consisted of $25.0 million in fixed-rate loans and $123.0 million in adjustable-rate loans at December 31, 2018. Our primary focus is individual commercial real estate loan originations to small and mid-size owner occupants and investors in amounts between $1.0 million and $5.0 million. The average size for loans in this portfolio was $1.2 million at December 31, 2018. Our commercial real estate and multi-family loans are generally secured by properties used for business purposes such as office buildings, warehouses, retail facilities and apartment buildings. In addition to originating these loans, we also occasionally participate in commercial real estate loans with other financial institutions located primarily in Massachusetts.

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

At December 31, 2018, our largest commercial real estate loan was for $9.9 million and was secured by a memory care facility. At December 31, 2018, our largest multi-family real estate loan was for $4.0 million and was secured by an income producing property. Both of these loans were performing according to their original repayment terms at December 31, 2018.

Construction Loans. At December 31, 2018, construction loans were $106.7 million, or 14.3%, of our total loan portfolio. We primarily originate construction loans to contractors and builders, and to a lesser extent, individuals, to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including small industrial buildings and retail and office buildings. Our construction loans generally are fixed-rate, interest-only loans that provide for the payment of interest only during the construction phase, which usually ranges from 12 to 24 months. The interest rates on our construction loans generally give consideration to the prime rate as published in the Wall Street Journal and market conditions. Construction loans generally are made with a loan-to-value ratio of up to 75% of the appraised market value estimated upon completion of the project, but may be made up to a maximum loan-to-value ratio of 80%. As appropriate to the underwriting and appraisal process for certain property classes, a “discounted cash flow analysis” may be utilized. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan. Generally, our construction loans do not provide for interest payments to be funded by interest reserves.

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

Most of our loans for the construction of residential properties are for residences being built that have not been sold prior to commencement of construction (speculative loans). Construction loans secured by speculative residential loan projects totaled $71.0 million or 9.6% of our loan portfolio, loans secured by owner-occupied residential real estate totaled $25.7 million, or 3.5% of our loan portfolio, and loans secured by other commercial loan projects totaled $10.0 million or 1.4% of our loan portfolio.

At December 31, 2018, our largest outstanding construction loan relationship was for multiple speculative residential projects aggregating $12.0 million, of which $1.2 million was outstanding. These projects are secured by properties located in communities in our primary lending area, which are to be built and marketed as single family residences. This relationship was performing according to its original repayment terms at December 31, 2018.

Commercial Business Loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. At December 31, 2018, commercial business loans were $66.9 million, or 9.0% of our total loan portfolio. Commercial lending products include term loans, revolving lines of credit and equipment loans. Commercial business loans and lines of credit are made with either variable or fixed rates of interest. Variable rates generally are based on the prime rate as published in The Wall Street Journal, plus a margin. Fixed-rate business loans are generally priced by considering the prime rate and the comparable cost of funding, typically from published rates of the Federal Home Loan Bank of Boston. Commercial business loans typically have shorter maturity terms and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We focus our efforts on small- to medium-sized, privately-held companies with local or regional businesses that operate in our market area. In addition, commercial business loans are generally made to existing customers having a business or individual deposit account, or new borrowers who are required to establish appropriate deposit relationships with Wellesley Bank, if not already a depositor.

When making commercial loans, we consider the financial statements of the borrower, their borrowing history, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, primarily accounts receivable, inventory and equipment. These loans are generally supported by personal guarantees. At December 31, 2018, our largest commercial business loan was $8.9 million. The loan is secured by land and leasehold improvements and was performing according to its original terms at December 31, 2018. Our largest commercial lines of credit were $2.0 million and were secured by all business assets of the related companies. At December 31, 2018, there were no outstanding balances on the lines of credit and they were performing according to their original terms.

Home Equity Lines of Credit. We offer home equity lines of credit, which are generally secured by owner-occupied residences. At December 31, 2018, home equity lines of credit were $39.5 million, or 5.3% of our total loan portfolio. Home equity lines of credit have adjustable rates of interest with ten-year draws amortized over 15 years that are indexed to the Prime Rate as published by The Wall Street Journal and generally are subject to an interest rate floor. Our home equity lines of credit generally have a monthly variable interest rate. We offer home equity lines of credit with cumulative loan-to-value ratios generally up to 85%, when taking into account both the balance of the home equity loans and first mortgage loan.

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

Other Consumer Loans. We occasionally make fixed-rate second mortgage loans, automobile loans, loans secured by passbook or certificate accounts and overdraft loans. At December 31, 2018, other consumer loans were 163 thousand or 0.1% of total loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Loan Underwriting and Monitoring

Fixed-Rate Residential Mortgage Loans. Our fixed-rate mortgage loans conform to Fannie Mae and Freddie Mac underwriting guidelines and are originated with the intention to sell. A small portfolio of fixed-rate loans are held in the Bank’s portfolio, some of which may not conform to secondary market standards, yet are still high credit quality loans. The interest rate spread on these loans, which tend to have longer terms, are susceptible to rising interest rates as they are typically funded with shorter term funding. However, due to the size of our portfolio and the probability for these loans to pre-pay prior to maturity, the interest rate risk is manageable.

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

Our current practice is generally (1) to sell to the secondary market newly originated 15-year or longer-term conforming fixed-rate residential mortgage loans, and (2) to hold in our portfolio non-conforming loans, shorter-term fixed-rate loans and adjustable-rate loans. Our decision to sell loans is influenced by prevailing market interest rate conditions and interest rate risk management. Generally, loans are sold to third parties with servicing released although we have sold residential loans with servicing retained under certain conditions. In addition, we may sell participation interests in commercial real estate loans to local financial institutions, primarily the portion of loans that exceed our borrowing limits or are in an amount that is considered prudent in concert with recognition of credit risk.

For the years ended December 31, 2018 and 2017, we originated loans totaling $309.5 million and $329.8 million, respectively. For the year ended December 31, 2018, we sold $8.5 million of loans originated for sale, all of which were residential mortgage loans. For the year ended December 31, 2017, we sold $11.7 million, all of which were residential mortgage loans. At December 31, 2018 and 2017, we had no loans sold with recourse.

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

Loans-to-One Borrower Limit and Loan Category Concentration. The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited by statute to 20% of our capital, which is defined under Massachusetts law as the sum of our capital stock, surplus account and undivided profits. Obligations secured by a first lien residential mortgage are excluded from the total borrower obligations for purposes of this computation. At December 31, 2018, our regulatory limit on loans-to-one borrower was approximately $13.0 million. At that date, our largest single borrower lending relationship was $11.1 million and consisted of multiple loans secured by commercial real estate and construction mortgages on mixed-use and retail properties. These loans were performing in accordance with their original repayment terms at December 31, 2018.

Loan Commitments. We issue commitments for fixed-rate and adjustable-rate residential mortgage loans and other loans conditioned upon the occurrence of certain events. Commitments to originate residential mortgage loans are legally binding agreements to lend to our customers. Generally, these loan commitments expire after 60 days.

Investment Activities

We have legal authority to invest in various types of securities, including U.S. Treasury obligations, obligations of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank of Boston, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities through December 31, 2018.

At December 31, 2018, our investment portfolio consisted primarily of residential mortgage-backed securities and bonds issued by U.S. government agencies and government-sponsored enterprises, state and municipal bonds, SBA and other asset-backed securities, and investment grade corporate bonds.

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

Borrowings. We utilize advances from the Federal Home Loan Bank of Boston to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances utilizing certain of our whole first mortgage loans and other assets as collateral (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. At December 31, 2018, we had advances outstanding with the Federal Home Loan Bank of Boston totaling $73.5 million, of which, short-term advances, those with original maturities less than one year, totaled $15.0 million. At December 31, 2018, we had the ability to borrow a total of approximately $117.6 million in additional funds from the FHLB. At December 31, 2018, we also had an available line of credit of $1.3 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily. We had no overnight advances with the Federal Home Loan Bank on this date. All of our borrowings from the Federal Home Loan Bank are secured by a blanket lien on residential real estate loans.

The Co-operative Central Bank provides funds in the form of loans for liquidity purposes which are available to all cooperative member banks. Loan advances will generally be made on an unsecured basis up to $5.0 million provided the following: the aggregate loan balance is less than 5% of total deposits of the member bank; the member bank’s primary capital ratio is in excess of 5%; the member bank meets the required CAMELS rating; and, the quarterly and year-to-date net income before extraordinary items is positive. At December 31, 2018, we had $5.0 million of unsecured borrowing capacity with the Co-operative Central Bank, none of which was outstanding.

At December 31, 2018, we had the ability to borrow $6.8 million under a collateralized borrower-in-custody agreement with the Federal Reserve Bank of Boston, none of which was outstanding. We also had a $5.0 million unsecured line of credit with a correspondent bank, none of which was outstanding.

In December 2015, the Company issued $10.0 million of 6.0% fixed-to-floating rate, subordinated debentures maturing in 2025 to qualified institutional investors.

Personnel

As of December 31, 2018, we had 74 full-time employees and five part-time employees, none of whom are represented by a collective bargaining unit. We believe our relationship with our employees is good and productive.

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

Wellesley Securities Corporation. Wellesley Securities Corporation, established in 1992, is a Massachusetts corporation that engages in buying, selling and holding securities on its own behalf. As a Massachusetts securities corporation, the income earned on Wellesley Securities Corporation’s investment securities is subject to a lower state tax rate than that assessed on income earned on investment securities maintained at Wellesley Bank. At December 31, 2018, $25.0 million of securities were held by Wellesley Securities Corporation.

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

On May 24, 2018, the Economic Growth Regulatory Relief, and Consumer Protection Act (EGRRCPA) amended some provisions in the Dodd-Frank Act. The amendments made by EGRRCPA provide for additional tailoring of various provisions of the federal banking laws. Specifically, EGRRCPA is intended to simplify some of the regulatory burden for smaller and mid-sized banking organizations. For example, on August 30, 2018, the Federal Reserve published an interim final rule implementing revisions to the small bank holding company policy statement. The asset threshold was raised from $1 billion to $3 billion to preclude small bank holding companies from maintaining consolidated regulatory capital ratios; allows for non-equity funding, such as subordinated debt, to fund growth; and, allows for an 18 month examination cycle for well-managed, well-capitalized banks.

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

The rules include new risk-based capital and leverage ratios, which became effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements applicable to Wellesley Bank are: (1) a common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6%; (3) a total capital ratio of 8%; and, (4) a Tier 1 leverage ratio of 4%. The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 are grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the adequate regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and will result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%; (2) a Tier 1 capital ratio of 8.5%; and (3) a total capital ratio of 10.5%. The new capital conservation buffer requirement is fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

According to the recently passed EGRRCPA, an alternative capital framework is available for qualifying community banking organizations. For banks with total assets less than $10 billion, simplified calculations and reporting is available as long as the community bank leverage ratio is maintained above 9.0%. Otherwise, the Basel III rules apply. In November 2018, the Federal Reserve Board, the FDIC, and the Office of the Comptroller of the Currency (OCC) issued a joint proposal that would simplify regulatory capital requirements for qualifying community banking organizations, as required by the EGRRCPA. Under the proposal, a community banking organization would be eligible to elect the community bank leverage ratio framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a community bank leverage ratio greater than 9.0%. A qualifying community banking organization that has chosen the proposed framework would not be required to calculate the existing risk-based and leverage capital requirements. A firm would also be considered to have met the capital ratio requirements to be well capitalized for the agencies' prompt corrective action rules provided it has a community bank leverage ratio greater than 9.0%.

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

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts, primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts. For 2019, the regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $124.2 million; a 10% reserve ratio is applied above $124.2 million. The first $16.3 million of otherwise reservable balances are exempted from the reserve requirements. Wellesley Bank complies with the foregoing requirements.

Federal Home Loan Bank System. Wellesley Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston, Wellesley Bank is required to acquire and hold a specified amount of shares of capital stock in the Federal Home Loan Bank of Boston. As of December 31, 2018, Wellesley Bank was in compliance with this requirement.

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

The Federal Reserve Board has established capital requirements generally similar to the capital requirements for state member banks described above, for bank holding companies. The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. In 2013, the Federal Reserve Board issued a final rule implementing new capital standards for all bank holding companies with $500 million or more in total consolidated assets. See “—Federal Regulations—Capital Requirements.” On April 9, 2015, the Federal Reserve Board of Governors of the Federal Reserve System adopted final amendments to the Small Bank Holding Company Policy Statement. This final rule raises the asset threshold to qualify under the policy statement from $500 million to $1 billion in total assets, expands the statement’s scope to include savings and loan holding companies, revises the applicability of the board’s regulatory capital rules and revises certain reporting requirements. The policy statement facilitates the transfer of ownership of small community banks by allowing their holding companies to operate with higher levels of debt than would otherwise be permitted. While holding companies that meet the conditions of the policy statement are excluded from consolidated capital requirements, their depository institutions continue to be subject to minimum capital requirements. Eligible companies must also meet certain qualitative requirements with respect to nonbanking activities, off-balance sheet activities, and publicly-registered debt and equity. On August 28, 2018, the Federal Reserve Board issued an interim final rule expanding the applicability of the Federal Reserve Board's Small Bank Holding Company Policy Statement, as required by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018.  The interim final rule raises the policy statement's asset threshold from $1 billion to $3 billion in total consolidated assets.  The policy statement also applies to savings and loan holding companies with less than $3 billion in total consolidated assets.  This interim final rule took effect on August 30, 2018.

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

Federal Income Taxation

General. We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have not been audited in the most recent five year period. For its 2018 fiscal year, Wellesley Bank’s maximum federal income tax rate was 21.0%. On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law, which decreased the federal tax rate to 21.0%, from 34.0%, beginning January 1, 2018. The fourth quarter of 2017 and full-year 2017 results reflect the impact of the enactment of TCJA, which resulted in an additional $979 thousand tax provision and a decrease in net income due to the revaluation of its net deferred tax asset at the enactment date.

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

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if Wellesley Bank makes a non-dividend distribution to Wellesley Bancorp, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 21.0% federal corporate income tax rate. Wellesley Bank does not intend to pay non-dividends that would result in a recapture of any portion of its bad debt reserves.

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

Executive Officers of the Registrant

The executive officers of Wellesley Bancorp, Inc. and Wellesley Bank are elected annually by the board of directors and serve at the board’s discretion. The executive officers of Wellesley Bancorp and Wellesley Bank are:

Name	Position

Thomas J. Fontaine	President and Chief Executive Officer of both Wellesley Bancorp and Wellesley Bank

Louis P. Crosier	President, Wellesley Investment Partners, LLC.

Michael W. Dvorak	Chief Financial Officer, Chief Operating Officer, Treasurer, and Corporate Secretary of Wellesley Bancorp and Executive Vice President and Chief Financial Officer of Wellesley Bank

Ralph L. Letner	Executive Vice President, Chief Banking Officer, and Chief Lending Officer of Wellesley Bank

Maureen E. Sullivan	Executive Vice President, Chief Client Experience Officer of Wellesley Bank

Below is information regarding our executive officers who are not directors. Ages presented are as of December 31, 2018.

Louis P. Crosier has served as President of Wellesley Investment Partners since September 2014. Prior to joining Wellesley Investment Partners, Mr. Crosier was senior managing director at Windhaven Investment Management from October 2011 to December 2012. Prior to Windhaven, Mr. Crosier was Managing Principal of Windward Investment Management from September 2002 to October 2010. Mr. Crosier was also previously a Vice President in the Wealth Management Division of Goldman Sachs & Co. Age 53.

Michael W. Dvorak has served as Executive Vice President and Chief Financial Officer of Wellesley Bank since July 2016. Prior to joining Wellesley Bank, Mr. Dvorak served as Senior Vice President of Finance at State Street Corporation. Previous experience includes 15 years at Keycorp where he was Executive Vice President and CFO of both the Community Bank and Consumer Bank. Mr. Dvorak was also an Assistant Vice President at the Federal Reserve Bank of Cleveland. Age 58.

Ralph L. Letner has served as Executive Vice President and Chief Lending Officer of Wellesley Bank since May 2014. Mr. Letner served as Senior Vice President/Commercial Team Leader at Boston Private Bank and Trust Company in Boston, Massachusetts from July 2010 to May 2014. Prior to that, Mr. Letner held several positions over 12 years at Citizens’ Bank in Boston, Massachusetts. Age 59.

Maureen E. Sullivan has served as Executive Vice President and head of Human Resources and marketing since March 2013. Prior to joining Wellesley Bank, Ms. Sullivan was with Curtco Media for 7 years, as President and Publisher. Prior to her tenure in publishing, Ms. Sullivan held executive level positions in general management, marketing and human resources at Alliance Employment Solutions, Manpower and Mail Boxes Etc. Age 54.

Item 1A. Risk Factors

We make and hold in our portfolio construction loans, including speculative construction loans, which are considered to have greater credit risk than other types of residential loans.

We originate construction loans for residential properties and commercial real estate properties, including properties built on speculative, undeveloped property by builders and developers who have not identified a buyer for the completed residential or commercial real estate property at the time of loan origination. At December 31, 2018, $106.7 million, or 14.3%, of our loan portfolio consisted of construction loans. Construction loans secured by speculative residential loan projects totaled $71.0 million, or 9.6% of our loan portfolio; loans secured by owner-occupied residential real estate, totaled $25.7 million, or 3.5% of our loan portfolio; and loans that were secured by speculative commercial loan projects totaled $10.0 million or 1.4% of our loan portfolio.

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

At December 31, 2018, $214.9 million, or 28.9%, of our loan portfolio consisted of commercial real estate and commercial business loans. Commercial loans generally expose a lender to greater risk of nonpayment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan. Further, unlike residential mortgage loans or commercial real estate loans, commercial business loans may be secured by collateral other than real estate, the value of which may be more difficult to appraise, and may be more susceptible to fluctuation in value.

Our level of nonperforming loans and classified assets expose us to increased risk of loss. Also, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

At December 31, 2018, loans that were internally classified as either special mention, substandard, doubtful or loss totaled $5.4 million, representing 0.7% of total loans. Included in the total of internally classified loans are nonperforming loans of $556 thousand, representing 0.1% of total loans. If these loans do not perform according to their terms and the value of the collateral is insufficient to pay the remaining loan balance or if the economy and/or the real estate market weakens, we could experience loan losses or be required to record additional provisions to our allowance for loan losses, either of which could have a material adverse effect on our operating results. Like all financial institutions, we maintain an allowance for loan losses at a level representing management’s best estimate of inherent losses in the portfolio based upon management’s evaluation of the portfolio’s collectibility as of the corresponding balance sheet date. However, our allowance for loan losses may be insufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

At December 31, 2018, our allowance for loan losses totaled $6.7 million, which represented 0.9% of total loans and 592.6% of nonperforming loans. Our regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to increase the allowance for loan losses by recognizing additional provisions for loan losses charged to income, or to charge off loans, which, net of any recoveries, would decrease the allowance for loan losses. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies could have a material adverse effect on our operating results. In addition, the implementation of Financial Accounting Standards Board Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326) in 2020, could have a material adverse effect on our operating results.

The implementation of a new accounting standard could require the Company to increase its allowance for loan losses and may have a material adverse effect on its financial condition and results of operations.

FASB has adopted a new accounting standard that will be effective for the Company’s first fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and provide for the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which the Company expects could require it to increase its allowance for loan losses, and will likely greatly increase the data the Company would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in the allowance for loan losses, or expenses incurred to determine the appropriate level of the allowance for loan losses, may have a material adverse effect on the Company’s financial condition and results of operations.

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

The U.S. economy has long emerged from the severe recession that occurred in 2008 and 2009. A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, our ongoing operations, and profitability. Declines in real estate values and sales volumes and elevated unemployment levels may result in higher than expected loan delinquencies, increases in our non-performing and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations. Our non-performing assets and troubled debt restructurings totaled $1.3 million, $748 thousand, and $770 thousand at December 31, 2018, 2017 and 2016, respectively. The resolution of problem assets has historically been exacerbated by the lengthy foreclosure process in Massachusetts and extended workout plans with certain borrowers. As we work through the resolution of these assets, economic problems may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

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

At December 31, 2018, $382.5 million, or 51.4% of our loan portfolio, consisted of residential mortgage loans and $39.5 million, or 5.3% of our loan portfolio consisted of home equity lines of credit. We intend to continue to emphasize and grow these categories of loans, in particular residential mortgage loans. Real estate values are susceptible to price volatility during changing economic conditions. Declines in real estate values could cause some of our residential mortgage and home equity lines of credit to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

We face a high level of competition both in making loans and attracting deposits within our primary markets. This competition may make it difficult for us to make new loans and may force us to offer lower loan rates and higher deposit rates. Pricing competition for loans and deposits might result in our earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. At June 30, 2018, which is the most recent date for which data is available from the FDIC, we held 2.0% of the deposits in Norfolk County, which was the 13th largest market share among the 45 financial institutions with offices in Norfolk County. At June 30, 2018, we also held 13.5% of the deposits in the town of Wellesley, which was the third largest market share among the 15 financial institutions with offices in Wellesley. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

We may not be able to generate sufficient deposit growth to support our funding needs.

The largest contributor to our profitability is net interest income, which is the difference between the interest we earn on loans and investments over the interest we pay on deposits and borrowings. The interest rates we pay on deposits are typically lower than that which we would pay on borrowings. To the extent that we are able to increase deposits to fund our asset growth, our profitability would be higher than it would if those funds come from borrowings. With strong competition for deposits in the Wellesley/Newton/Needham/Cambridge/Boston market areas, and numerous investment alternatives available to potential depositors, we may not be able to generate sufficient deposit growth at acceptable interest rates to support our funding needs. In that event, we may need to increase the interest rates we pay on deposits to generate additional deposit growth. In lieu of lower cost core deposit accounts, we may need to increase borrowings or increase our use of high cost brokered deposits, which adversely affects our results of operations.

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

We have experienced significant growth since our initial public offering in January 2012, and we expect growth to continue at a more moderate rate in the future, at levels commensurate with maintaining adequate regulatory capital. Expected growth in our assets, our deposits and the scale of our operations, may come from organic growth or acquisitions. Organic growth will be driven by our growing presence in the Wellesley/Newton/Needham/Cambridge/Boston market areas. We opened our fifth full-service branch in Newton Centre in the second quarter of 2016. We opened our fourth full-service branch in Boston in the fourth quarter of 2013 and relocated our wealth management subsidiary to separate office space in Wellesley in the fourth quarter of 2014. Achieving our growth targets requires us to successfully execute our business strategies. As a full-service community banking institution, our business strategies include continuing to expand our loan portfolio with more residential mortgage lending and larger commercial lending relationships, and increased emphasis on competitive lower cost deposit products, in particular business deposit and checking products. Our ability to successfully grow and achieve our objectives will also depend on the continued availability of lending opportunities that meet our stringent underwriting standards.

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

In 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Under the revised capital standards, to be well-capitalized Wellesley Bank is required to have a total risk-based capital ratio of 10.0%, a common equity to Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0%, and a Tier 1 leverage ratio of 5.0%. The final rule became effective for Wellesley Bank on January 1, 2015. In addition, the capital conservation buffer requirement is fully phased in and effective as of January 1, 2019.

The application of more stringent capital requirements for Wellesley Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares. Specifically, Wellesley Bank’s ability to pay dividends is limited if Wellesley Bank does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders. As of December 31, 2018 the Bank met all capital adequacy requirements to which it is subject. In addition, the Bank meets the 1.875% required capital conservation buffer at December 31, 2018.

Changes to LIBOR may adversely impact the interest rate paid on our outstanding subordinated notes and may also impact some of our loans.

On July 27, 2017, the U.K. Financial Conduct Authority, which regulates London Interbank Offered Rates (“LIBOR”), announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. The announcement also indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark for certain securities, loans, and liabilities, including our subordinated notes, what rate or rates may become accepted alternatives to LIBOR or the effect of any such changes in views or alternatives on the value of securities whose interest rates are tied to LIBOR.

Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and the return on, our securities, loans, and liabilities, including, our subordinated notes, as well as the interest we pay on those securities.

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

As of December 31, 2018, our directors and executive officers, together with their associates, own 10.5% of Wellesley Bancorp’s outstanding shares of common stock. In addition, our employee stock ownership plan owns 7.0% of our outstanding common stock. As a result, approximately 17.6% of our outstanding shares are held by our directors, executive officers and our employee stock ownership plan. The articles of incorporation and bylaws of Wellesley Bancorp contain supermajority voting provisions that require that the holders of at least 75% of Wellesley Bancorp’s outstanding shares of voting stock approve certain actions including, but not limited to, the amendment of certain provisions of Wellesley Bancorp’s articles of incorporation and bylaws. If our directors and executive officers and benefit plans hold more than 25% of our outstanding common stock, the shares held by these individuals and benefit plans could be voted in a manner that would ensure that the 75% supermajority needed to approve such actions could not be attained.

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

The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. In addition, these changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, such as Massachusetts. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations

We are dependent on our information technology and telecommunications systems and third-party servicers; systems failures, interruptions or breaches of security could have a material adverse effect on us.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2018, we conducted business through our main office, three full-service branch offices located in Wellesley, Massachusetts, one full-service branch office in Boston, one full-service branch office in Newton Centre, and separately, our wealth management offices located in Wellesley. We own our Central Street main office in Wellesley. We lease our Worcester Street home office (subject to a lease that expires in 2025, with renewable options through 2030), our Linden Street branch office (subject to a lease that expires in 2022), our Washington Street branch office (subject to a lease that expires in 2021, subject to renewal options through 2031), our wealth management office (subject to a lease that expires in 2021 with renewal options through 2026), our Newton Centre branch office (subject to a lease that expires in 2026), and our Boston branch office (subject to a lease that expires in 2023, with renewal options through 2033). At December 31, 2018, the total net book value of our land, buildings, furniture, fixtures and equipment was $3.9 million.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity and Related Stockholder Matters

Wellesley Bancorp’s common stock is listed on the Nasdaq Capital Market under the trading symbol “WEBK.” The following table sets forth the high and low sales prices of the common stock and dividends paid per share for each of the quarters in the years ended December 31, 2018 and 2017.

	High	Low	Dividends Paid Per Share
Year Ended December 31, 2018:
Fourth Quarter	$34.20	$27.74	$0.055
Third Quarter	34.50	31.75	0.055
Second Quarter	34.09	28.50	0.055
First Quarter	30.70	28.01	0.050

	High	Low	Dividends Paid Per Share
Year Ended December 31, 2017:
Fourth Quarter	$29.95	$26.00	$0.050
Third Quarter	27.70	25.00	0.050
Second Quarter	28.00	25.25	0.050
First Quarter	28.25	23.70	0.040

As of March 15, 2019, there were approximately 261 holders of record of the Company’s common stock. We believe the number of beneficial owners of our common stock is greater than the number of record holders because a large amount of our common stock is held of record through brokerage firms in “street name.”

Dividends

In February 2014, our Board of Directors adopted a policy of paying cash dividends subject to all applicable statutory and regulatory capital and asset maintenance requirements. We cannot guarantee that we will continue to pay dividends or that, if paid; we will not reduce or eliminate dividends in the future.

The Board of Directors may declare and pay periodic special cash dividends in addition to, or in lieu of, regular cash dividends. In determining whether to declare or pay any dividends, whether regular or special, the board of directors will take into account our financial condition and results of operations, tax considerations, capital requirements, industry standards, and economic conditions. We will also consider the regulatory restrictions that affect the payment of dividends by Wellesley Bank to the Company, discussed below.

Wellesley Bancorp is subject to Maryland law, which generally permits a corporation to pay dividends on its common stock unless, after giving effect to the dividend, the corporation would be unable to pay its debts as they become due in the usual course of its business or the total assets of the corporation would be less than its total liabilities.

Dividends from Wellesley Bancorp may depend, in part, upon receipt of dividends from Wellesley Bank because Wellesley Bancorp has no source of income other than dividends from Wellesley Bank and earnings from investment of net proceeds from the offering retained by Wellesley Bancorp. Massachusetts banking law and FDIC regulations limit distributions from Wellesley Bank to Wellesley Bancorp. See “Regulation and Supervision—Massachusetts Banking Laws and Supervision—Dividends” and “—Federal Regulations—Prompt Corrective Regulatory Action.” In addition, Wellesley Bancorp is subject to the Federal Reserve Board’s policy that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by Wellesley Bancorp appears consistent with its capital needs asset quality and overall financial condition. See “Regulation and Supervision—Holding Company Regulation.”

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

Item 6. Selected Financial Data

The summary consolidated financial information presented below is derived in part from our audited consolidated financial statements. The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes beginning on page 55. The information at December 31, 2018 and for the years then ended is derived in part from the audited consolidated financial statements of Wellesley Bancorp that appear elsewhere in this Annual Report on Form

10-K.

	At December 31,
(In thousands)	2018	2017	2016	2015	2014

Selected Financial Condition Data:
Total assets	$871,420	$805,395	$695,283	$621,182	$535,115
Cash and short-term investments	42,650	28,462	28,425	28,178	19,271
Securities available for sale	66,770	66,486	64,648	62,434	52,681
Loans held for sale	—	—	1,454	1,131	537
Loans receivable, net	737,032	686,302	576,131	507,307	443,346
Deposits	717,931	616,742	522,810	463,738	422,245
Short-term borrowings	15,000	38,000	21,250	20,000	2,000
Long-term debt	58,528	77 174	83,020	72,860	59,500
Subordinated debentures	9,832	9,802	9,769	9,734	—
Total stockholders’ equity	65,130	59,245	55,214	52,178	49,346

	Years Ended December 31,
(In thousands)	2018	2017	2016	2015	2014

Operating Data:
Interest and dividend income	$33,638	$28,366	$24,804	$22,085	$19,545
Interest expense	8,909	5,688	4,899	3,690	3,425
Net interest income	24,729	22,678	19,905	18,395	16,120
Provision for loan losses	585	735	437	475	640
Net interest income, after provision for loan losses	24,144	21,943	19,468	17,920	15,480
Noninterest income	2,586	1,987	1,710	1,226	959
Noninterest expenses	18,563	17,181	16,404	14,845	13,558
Income before income taxes	8,167	6,749	4,774	4,301	2,881
Provision for income taxes	2,176	3,564	1,838	1,652	1,104
Net income	$5,991	$3,185	$2,936	$2,649	$1,777

	At or For the Years Ended December 31,
	2018	2017	2016	2015	2014
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.72%	0.43%	0.45%	0.46%	0.36%
Return on average equity	9.64	5.47	5.37	5.21	3.70
Interest rate spread (1)	2.76	2.97	2.99	3.16	3.22
Net interest margin (2)	3.04	3.16	3.17	3.31	3.37
Noninterest expense to average assets	2.24	2.34	2.54	2.60	2.77
Efficiency ratio (3)	67.96	69.66	75.89	75.66	79.38
Average interest-earning assets to average interest-bearing liabilities	125.32	124.32	122.99	122.34	121.33
Average equity to average total assets	7.48	7.92	8.46	8.90	9.80
Basic earnings per share	$2.49	$1.34	$1.26	$1.14	$0.78
Diluted earnings per share	$2.40	$1.30	$1.24	$1.14	$0.77

Dividends per share	$0.22	$0.19	$0.15	$0.12	$0.08
Dividend payout ratio	7.48%	14.07%	11.85%	10.00%	9.68

Asset Quality Ratios:
Nonperforming assets to total assets	0.13%	0.07%	0.09%	0.24%	0.90%
Nonperforming loans to total loans	0.15	0.08	0.10	0.29	1.08
Allowance for loan losses to nonperforming loans	592.7	1,068.2	918.3	349.2	98.99
Allowance for loan losses to total loans	0.91	0.89	0.93	1.00	1.06
Net charge-offs to average loans outstanding during the period	0.00	0.00	0.02	0.02	0.03

Capital Ratios:
Total capital to risk-weighted assets (4)	12.31%	11.72%	12.58%	14.20%	12.88%
Common equity Tier 1 capital to risk-weighted assets (4)	11.27	10.72	11.56	13.03	N/A
Tier 1 capital to risk-weighted assets (4)	11.27	10.72	11.56	13.03	11.67
Tier 1 capital to total average assets (4)(5)	8.44	8.37	9.06	9.40	8.58

Other Data:
Number of full service offices	5	5	5	4	4

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities and loss on the early extinguishment of debt.
(4)	Capital ratios reflect the Bank-only capital position at the end of all periods presented as the Company is not currently required to report regulatory capital requirements.
(5)	Average assets represent average assets for the most recent quarter within the respective period.

N/A-Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Income. Our primary source of income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Other sources of income include fees from investment management services, earnings from customer service fees (mostly from service charges on deposit accounts), bank-owned life insurance, income from mortgage banking activities and fees from customer loan-related interest rate swaps.

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

At Wellesley Bank, it is all about the people: our employees, our community and most importantly our clients. It’s about hiring great people, developing them and treating them well, which in turn is a direct reflection on how we treat our clients. The foundation of our bank is built on integrity, community and exceptional client service, where everyone is treated fairly and with respect. We pride ourselves in having an entrepreneurial spirit, where we continue to evolve, stay open to ideas and make quick, sound decisions. This is our strategy and our source of distinction.

Our primary objective is to operate and grow a profitable community-oriented financial institution serving customers in our primary market areas. We seek to achieve this by maintaining a strong capital position and high asset quality. Our operating objectives include the following:

Emphasizing lower cost core deposits and accessing a wider network of funding sources to maintain low funding costs. We seek to increase net interest income by controlling our funding costs. Over the past several years, we have sought to reduce our dependence on traditional higher cost certificates of deposits in favor of stable lower cost demand deposits. We have utilized additional product offerings, technology and a focus on customer service in working toward this goal. In addition, we intend to seek demand deposits by growing commercial banking relationships. Core deposits (demand, NOW, money market and savings accounts) comprised 61.2% of our total deposits at December 31, 2018. While our focus and strategy will be to continue to emphasize core deposits and relationship banking, we have occasionally utilized our ability to grow certificates of deposit during times of greater loan demand as a means to support loan growth. We do this through our retail and brokered certificate offerings and we participate in a national market clearinghouse for placing competitively priced certificates of deposits with financial institutions, nonprofits and other corporate participants. National market certificates of deposit are sometimes less costly funds than local market retail certificates, and may provide access to a wider range of maturities than retail funds. In addition, we utilize borrowings from the Federal Home Loan Bank of Boston (“FHLB”) to provide matched funding of commercial loans and short-term liquidity needs at relatively lower cost than retail deposits. Balances of FHLB advances decreased $41.6 million from $115.2 million at December 31, 2017 to $73.5 million at December 31, 2018.

Increasing our deposit market share within our primary markets in eastern Massachusetts. Since its inception in 1911, Wellesley Bank has primarily served the town of Wellesley, Massachusetts and the immediate surrounding communities. Despite considerable competition from larger financial institutions, we have made significant progress in recent years to increase our market presence in the town of Wellesley and in the greater Boston metropolitan area. Our deposits increased $101.2 million, or 16.4%, from $616.7 million at December 31, 2017 to $717.9 million at December 31, 2018. At June 30, 2018 (the latest data available), we had 13.5% of the deposits in the town of Wellesley, which represented the third largest market share out of 15 financial institutions with branches in the town of Wellesley. Our market position is fortified by three full-service offices in Wellesley. We believe Wellesley and the surrounding market area will continue to provide opportunities for growth. We expanded our market reach into Boston through a full-service office that opened in November 2013 and opened a new full-service banking office in Newton Centre in the spring of 2016.

Continuing to develop our commercial real estate lending, commercial business lending, and construction lending, as well as increasing our commercial business depository relationships in our market area. We have worked to increase our commercial relationships by developing our premier bankers and diversifying our loan portfolio beyond residential mortgage loans along with offering business deposit and checking products. From December 31, 2017 to December 31, 2018, our commercial real estate, construction and commercial business loan portfolio decreased $5.1 million, or 1.6%, and at December 31, 2018 was 43.2% of our total loan portfolio. The reason for the decline in the portfolio is due to the timing of successful completion and start of construction projects. In connection with our commercial business loan portfolio, we also have focused on providing a full banking relationship and, as a result, experienced an increase in our business deposit and checking accounts. Our business checking accounts increased $12.1 million, or 13.3% during 2018 and $496 thousand, or 0.5% during 2017, and represented 14.4% of our total deposits as of December 31, 2018. In addition, we continue to expand and develop our cash management products, and on-line and mobile banking solutions to better serve our commercial customers.

Increasing our residential mortgage lending in our market area. We believe there are opportunities to increase residential mortgage lending in our market areas. The town of Wellesley and its surrounding communities have a sound economy and were not as negatively impacted by the 2008-2009 recession as other regions of the United States. As a result, the demand for residential mortgage loans in our market area, in particular larger “jumbo” loans, has not been as impacted by that downturn in the economy. From December 31, 2017 to December 31, 2018, our residential loans increased $53.5 million, or 16.3%, and at December 31, 2018 were 51.4% of our total loan portfolio. In addition to our traditional markets in the town of Wellesley and surrounding communities, our lending territory currently includes sections of Boston in Suffolk County and Cambridge in Middlesex County, which we believe provide additional lending opportunities and further diversifies our residential loan portfolio.

Continuing conservative underwriting practices while maintaining a high quality loan portfolio. We believe that strong asset quality is a key to long-term financial success. We have sought to maintain a high level of asset quality and manageable credit risk by using conservative underwriting standards and applying diligent monitoring and collection efforts. Nonperforming loans increased from $576 thousand at December 31, 2017 to $1.1 million at December 31, 2018. At December 31, 2018, nonperforming loans were 0.15% of the total loan portfolio and 0.13% of total assets. The increase in nonperforming loans was the result of slowing payments on a residential real estate loan relationship during 2018. We intend to increase our commercial real estate, construction and commercial business lending, while continuing our philosophy of managing large loan exposures through conservative loan underwriting and sound credit administration standards.

Seeking to enhance fee income by growing investment advisory services. Our profits rely heavily on the spread between the interest earned on loans and securities and interest paid on deposits and borrowings. In order to decrease our reliance on net interest income, we have pursued initiatives to increase noninterest income. In particular, we offer a full array of investment advisory services for individuals, nonprofits, institutions, and endowments through our wholly-owned subsidiary, Wellesley Investment Partners, LLC, a registered investment advisor. Investment management fees relating to our investment advisory services totaled $1.6 million, $1.3 million and $1.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. We appointed a new president of Wellesley Investment Partners in the fourth quarter of 2014 and have augmented our business development efforts and research and support functions with a number of key individuals as we intend to grow and develop this aspect of our business.

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

Balance Sheet Analysis

General. Total assets increased $66.0 million, or 8.2%, from $805.4 million at December 31, 2017 to $871.4 million at December 31, 2018. Total assets increased primarily due to an increase in net loans of $50.7 million, or 7.4%. Cash and short-term investments increased $14.2 million to $42.6 million.

Loans. Net loans increased $50.7 million, or 7.4%, from $686.3 million at December 31, 2017 to $737.0 million at December 31, 2018. The increase in loans was due primarily to an increase of $53.5 million, or 16.3%, in residential real estate loans. Adjustable-rate residential mortgage loans increased $20.7 million, or 7.0%, to $318.3 million while fixed-rate residential loans increased $32.8 million to $64.2 million. We continue to sell some conforming longer-term fixed-rate residential loans that we have originated. For the years ended December 31, 2018 and 2017, residential mortgage loans originated and sold to investors totaled $8.5 million and $11.7 million, respectively. Commercial real estate loans increased $9.2 million, or 6.6%, during 2018 to $148.0 million at December 31, 2018. The increase in commercial real estate loans reflects our continued emphasis on originating these types of loans and increased loan demand. Construction loans decreased $13.3 million, or 11.1%, to $106.7 million. Permanent construction loans, or those loans financing construction of owner-occupied residential properties, totaled $25.7 million at December 31, 2018, while speculative construction loans on residential properties, representing loans to builders, totaled $71.0 million at December 31, 2018. The decrease in construction loan balances generally was due to the completion of several projects with continued strong demand for new home construction within our primary markets.

The following table sets forth the composition of our loan portfolio, excluding loans held for sale, at the dates indicated.

	At December 31,
	2018		2017		2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential mortgage	$382,510	51.43%	$329,026	47.52%	$268,059	46.09%
Commercial real estate	148,006	19.90	138,784	20.05	121,134	20.83
Construction	106,723	14.35	120,004	17.33	110,390	18.98
Total real estate loans	637,239	85.68	587,814	84.90	499,583	85.90

Commercial loans	66,890	8.99	67,971	9.82	49,347	8.48
Consumer loans:
Home equity lines of credit	39,486	5.31	36,378	5.25	32,437	5.58
Other	163	0.02	214	0.03	216	0.04
Total loans	743,778	100.00%	692,377	100.00%	581,583	100.00%
Less:
Net deferred loan origination (fees) costs	(8)		78		(20)
Allowance for loan losses	(6,738)		(6,153)		(5,432)
Net loans	$737,032		$686,302		$576,131

	At December 31,
	2015		2014
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
Residential mortgage	$256,470	50.05%	$233,272	52.05%
Commercial real estate	103,106	20.11	94,699	21.13
Construction	94,886	18.52	72,668	16.22
Total real estate loans	454,462	88.68	400,639	89.40

Commercial loans	23,681	4.62	19,053	4.25
Consumer loans:
Home equity lines of credit	34,083	6.65	28,153	6.28
Other	256	0.05	292	0.07
Total loans	512,482	100.00%	448,137	100.00%
Less:
Net deferred loan origination (fees) costs	(63)		(53)
Allowance for loan losses	(5,112)		(4,738)
Net loans	$507,307		$443,346

Loan Maturity. The following table sets forth certain information at December 31, 2018 regarding scheduled contractual maturities. The table does not include any estimate of prepayments which could significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude net deferred loan costs and fees.

	December 31, 2018
(In thousands)	Residential Mortgage Loans	Commercial Real Estate Loans	Construction Loans	Commercial Loans	Consumer Loans	Total Loans
Amounts due in:
One year or less	$197	$9,979	$77,651	$14,419	$5,030	$107,276
More than one year to five years	4,585	1,203	37,799	11,408	5,589	50,584
More than five years	377,728	136,824	1,273	41,063	29,030	585,918
Total	$382,510	$148,006	$106,723	$66,890	$39,649	$743,778

Fixed vs. Adjustable Rate Loans. The following table sets forth the dollar amount of all scheduled maturities of loans at December 31, 2018 that are due after December 31, 2019 and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude net deferred loan costs and fees.

(In thousands)	Fixed Rates	Floating or Adjustable Rates	Total
Real estate loans:
Residential mortgage	$64,575	$317,738	$382,313
Commercial real estate	15,029	122,998	138,027
Construction	26,315	2,757	29,072
Commercial loans	27,946	24,525	52,471
Consumer loans	3,265	31,354	34,619
Total	$137,130	$499,372	$636,502

Securities. Our securities portfolio consists primarily of residential mortgage-backed securities issued by U.S. government agencies and government sponsored enterprises, corporate bonds, SBA and other asset-backed securities and municipal bonds. Securities available for sale increased by $284 thousand, or 0.4%, to $66.8 million for the year ended December 31, 2018, primarily due to the purchases of residential mortgage-backed securities, corporate bonds and U.S Treasury bonds. The increase in securities available for sale reflects our desire to maintain appropriate levels of high quality liquid investments with terms and characteristics that complement our lending activities.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2018		2017		2016
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Residential mortgage-backed securities:
Government National Mortgage Association	$3,846	$3,847	$3,358	$3,351	$3,876	$3,898
Government-sponsored enterprises	11,382	11,223	11,690	11,649	13,134	13,110
SBA and other asset-backed securities	11,720	11,627	11,961	11,963	12,571	12,501
State and municipal bonds	12,908	12,908	13,026	13,287	9,533	9,470
Government-sponsored enterprise obligations	8,000	7,813	8,000	7,834	8,000	7,803
Corporate bonds	18,151	17,857	17,166	17,161	17,908	17,866
U.S. Treasury bonds	1,495	1,495	1,241	1,241	—	—
Total securities available for sale	$67,502	$66,770	$66,442	$66,486	$65,022	$64,648

At December 31, 2018, we had no investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government) that had an aggregate book value in excess of 10% of equity.

The following table sets forth the stated maturities and weighted average yields of debt securities at December 31, 2018. Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis. Certain mortgage related securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules, as well as monthly principal payments on mortgage- and asset-backed securities, are not reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Residential mortgage-backed securities:
Government National Mortgage Association	$—	—%	$—	—%	$757	2.38%	$3,089	3.230%	$3,846	3.06%
Government-sponsored enterprises	—	—	5,096	2.26	3,378	3.01	2,908	2.71	11,382	2.71
SBA and other asset- backed securities	—	—	601	3.74	731	3.35	10,388	2.81	11,720	2.81
State and municipal bonds	—	—	3,258	2.24	2,675	2.36	6,975	2.86	12,908	2.86
Government-sponsored enterprise obligations	—	—	6,000	1.95	1,000	2.00	1,000	2.48	8,000	2.02
Corporate bonds	1,000	2.09	13,151	2.55	4,000	5.66	—	—	18,151	3.21
U.S. Treasury bonds	1,495	2.24	—	—	—	—	—	—	1,495	2.24
Total debt securities	$2,495	2.18%	$28,106	2.36%	$12,541	3.62%	$24,360	2.85%	$67,502	2.77%

Deposits. Our primary sources of funds are retail deposit accounts held primarily by individuals and businesses within our market area. Deposits increased $101.2 million, or 16.4%, during the year ended December 31, 2018 due primarily to increases in money market accounts of $60.5 million, or 42.3%; certificate of deposit accounts of $44.9 million, or 19.3%; noninterest-bearing demand deposits of $12.6 million, or 12.1%; partially offset by decreases in regular and other savings accounts of $16.3 million, or 16.6% and NOW accounts of $537 thousand, or 1.4%. Brokered certificate of deposit accounts totaled $82.5 million at December 31, 2018 as compared to $65.0 million at December 31, 2017. During 2018, we continued our evolution of the premier service relationship-based delivery model. Leveraging our expansion of offices and investments in our premier bankers, we have been able to grow our core, relationship-based deposits significantly. We have continued to upgrade our business and consumer online banking capabilities and focused our business development activities on client relationships across product lines.

The following table sets forth the average balances of our deposit products at the dates indicated.

	For the Year Ended December 31,
	2018		2017		2016
(Dollars in thousands)	Total	Percent	Total	Percent	Total	Percent
Noninterest-bearing demand deposits	$115,854	17.78%	$96,011	17.41%	$76,599	15.85%
Interest-bearing deposits:
NOW	36,627	5.62	35,399	6. 42	32,880	6.80
Money market	155,439	23.85	119,862	21.74	90,363	18.70
Regular and other savings	91,780	14.09	96,454	17.50	100,044	20.70
Term certificates of deposit	251,912	38.66	203,645	36.93	183,465	37.95
Total	$651,612	100.00%	$551,371	100.00%	$483,351	100.00%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2018. Jumbo certificates of deposit require minimum deposits of $250 thousand. Between the FDIC’s and Co-operative Central Bank’s deposit insurance coverage, these funds are fully insured.

(In thousands)	Jumbo Certificates of Deposits
Maturity Period at December 31, 2018:
Three months or less	$15,736
Over three through six months	42,162
Over six through twelve months	22,373
Over twelve months	25,781
Total	$106,052

Borrowings. We primarily use advances from the Federal Home Loan Bank of Boston (“FHLB”) to supplement deposit growth as a source of funds for loans and securities.

Long-term debt, consisting entirely of FHLB advances, decreased $18.6 million, or 24.2%, for the year ended December 31, 2018. At December 31, 2018 and 2017, short-term borrowings consisted entirely of advances from the FHLB with original maturities less than one year. Balances outstanding at December 31, 2018 were $15.0 million, a decrease of $23.0 million over balances at December 31, 2017. Increasing deposit growth provided funds to pay down higher cost long-term and short-term borrowings which typically had been used to fund loan growth and support short-term liquidity needs resulting from the timing of loan originations and irregular deposit flows.

At December 31, 2018, subordinated debt, net of issuance costs, totaled $9.8 million as a result of the sale by the Company of $10.0 million of subordinated debentures maturing in 2025 to qualified institutional investors in December 2015. The funds received from the sale have been used for general corporate purposes including the down-streaming of substantially all of the funds to the Bank in the form of additional paid-in capital, to support the growth objectives of the Bank.

The following table sets forth selected information regarding borrowings for the periods indicated.

	At or For the Year Ended December 31,
(Dollars in thousands)	2018	2017	2016

Short-term Borrowings:
Balance at end of the year	$15,000	$38,000	$21,250
Average balance during the year	27,943	23,533	17,326
Maximum outstanding at any month end during the year	51,000	38,000	24,250
Weighted average interest rate at end of the year	2.44%	1.53%	0.74%
Weighted average interest rate during the year	2.08%	1.25%	0.58%

Long-term Debt:
Balance at end of the year	$58,528	$77,174	$83,020
Average balance during the year	75,565	89,319	76,266
Maximum outstanding at any month end during the year	95,399	100,848	84,576
Weighted average interest rate at end of the year	1.65%	1.32%	1.30%
Weighted average interest rate during the year	1.66%	1.32%	1.38%

Subordinated Debt:
Balance at end of the year	$9,832	$9, 802	$9,769
Average balance during the year	9,816	9,784	9,753
Maximum outstanding at any month end during the year	9,832	9,802	9,769
Weighted average interest rate at end of the year	6.12%	6.12%	6.14%
Weighted average interest rate during the year	6.43%	6.47%	6.51%

Results of Operations for the Years Ended December 31, 2018 and 2017

Overview. Net income was $6.0 million for the year ended December 31, 2018, as compared to $3.2 million for the year ended December 31, 2017, an increase of $2.8 million, or 88.1%. As a result of the 2017 TCJA, the Company was required to re-value the net deferred tax asset, which resulted in $979 thousand additional tax expense in the fourth quarter 2017. Excluding the impact of TCJA, net income would have been $4.2 million for 2017. The adjusted annual increase was primarily due to increased net interest income and non-interest income, along with reduced income tax expense, partially offset by an increase in noninterest expenses.

Net Interest Income. Net interest income for the year ended December 31, 2018 totaled $24.7 million compared to $22.7 million for the year ended December 31, 2017, an increase of $2.1 million, or 9.0%. The increase in net interest income was primarily due to greater interest and dividend income, which increased by $5.3 million to $33.6 million for 2018 from $28.4 million for 2017. The average balance of interest-earning assets increased 13.2%, with an average rate earned on these assets of 4.14% for 2018. Interest income from loans and loans held for sale increased $4.8 million, or 18.2%, due to a 13.9% increase in the average balance of loans and loans held for sale and an increase of 16 basis points in the average rate earned on loans and loans held for sale. Most of the remaining increase was from higher balances in short-term investments combined with the rise in short-term interest rates.

Interest expense increased $3.2 million, or 56.6%, during this period primarily due to an increase in rates paid on interest-bearing deposits and short- and long-term borrowings. The average rates paid on deposits increased by 41 basis points in 2018 primarily due to a shift in the mix of deposits to higher cost term certificates and money market accounts. Rates paid on money market accounts increased 46 basis points during the period while rates paid on term certificates increased 50 basis points. Average balances of interest-bearing deposits increased $80.4 million or 17.7% in 2018. We experienced an increase in the average balance of money market accounts of 29.7% for the year ended December 31, 2018, as compared to the prior year, while the average balance of savings accounts decreased 4.9% during that period. Balances in lower cost NOW checking accounts and interest free checking accounts also increased during 2018 and helped to mitigate the interest expense increase.

During 2018, we reduced our combined use of FHLB short- and long-term borrowings due to their relatively higher interest rate cost as compared to core deposits. FHLB short-term borrowings carried an average rate of 2.08% in 2018, compared to 1.24% in 2017. As a result, interest expense on short-term borrowings increased $287 thousand. Overall interest cost on long-term FHLB advances increased $74 thousand, or 6.3% as compared to the prior year. Average balances of long-term FHLB advances decreased $13.8 million to $75.6 million at December 31, 2018, while the rate paid on FHLB advances increased 34 basis points to 1.66% in 2018.

The interest expense on the subordinated debt issued in December 2018 was $631 thousand compared to $632 thousand for the same period in 2017.

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

	For the Years Ended December 31,
	2018			2017			2016
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
Interest-earning Assets:
Short-term investments	$29,092	$509	1.75%	$21,602	$220	1.02%	$18,272	$83	0.46%
Debt securities:
Taxable	54,106	1,441	2.66	53,706	1,338	2.49	57,595	1,369	2.38
Tax-exempt	12,917	327	2.53	12,293	305	2.48	8,698	219	2.51
Total loans and loans held for sale	711,528	31,028	4.36	624,784	26,251	4.20	537,318	22,938	4.27
FHLB stock	5,767	333	5.77	6,153	252	4.09	5,482	195	3.57
Total interest-earning assets	813,410	33,638	4.14	718,539	28,366	3.95	627,365	24,804	3.95
Allowance for loan losses	(6,394)			(5,611)			(5,236)
Total interest-earning assets less allowance for loan losses	807,016			712,928			622,129
Noninterest-earning assets	23,541			22,664			24,315
Total assets	$830,557			$735,592			$646,444

Interest-bearing Liabilities:
Regular savings accounts	$91,780	524	0.57	$96,454	432	0.45	$100,044	447	0.45
NOW checking accounts	36,627	112	0.31	35,399	93	0.26	32,880	85	0.26
Money market accounts	155,439	1,537	0.99	119,862	640	0.53	90,363	429	0.47
Certificates of deposit	251,912	4,269	1.69	203,645	2,416	1.19	183,465	2,150	1.17
Total interest-bearing deposits	535,758	6,442	1.20	455,360	3,581	0.79	406,752	3,111	0.76
Short-term borrowings	27,943	580	2.08	23,533	293	1.24	17,326	100	0.58
Long-term debt	75,565	1,256	1.66	89,319	1,182	1.32	76,265	1,053	1.38
Subordinated debt	9,816	631	6.43	9,784	632	6.47	9,753	635	6.51
Total interest-bearing liabilities	649,082	8,909	1.37	577,996	5,688	0.98	510,096	4,899	0.96
Noninterest-bearing demand deposits	115,854			96,011			76,600
Other noninterest-bearing liabilities	3,494			3,336			5,061
Total liabilities	768,430			677,343			591,757
Equity	62,127			58,249			54,687
Total liabilities and equity	$830,557			$735,592			$646,444
Net interest income		$24,729			$22,678			$19,905
Net interest rate spread (1)			2.76%			2.97%			2.99%
Net interest-earning assets (2)	$164,328			$140,543			$117,269
Net interest margin (3)			3.04%			3.16%			3.17%
Average total interest-earning assets to average total interest-bearing liabilities	125.32%			124.32%			122.99%

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(3)	Represents net interest income as a percent of average interest-earning assets.

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

	Year Ended December 31, 2018 Compared to December 31, 2017			Year Ended December 31, 2017 Compared to December 31, 2016
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning Assets:
Short-term investments	$94	195	$289	$18	119	$137
Debt securities:
Taxable	10	93	103	(111)	80	(31)
Tax-exempt	15	7	22	89	(3)	86
Total loans and loans held for sale	3,753	1,024	4,777	3,668	(355)	3,313
FHLB stock	(15)	96	81	26	31	57
Total interest-earning assets	3,857	1,415	5,272	3,690	(128)	3,562
Interest-bearing Liabilities:
Regular savings	(20)	111	91	(16)	1	(15)
NOW checking	3	17	20	7	1	8
Money market	232	665	897	153	58	211
Certificates of deposit	660	1,193	1,853	239	27	266
Total interest-bearing deposits	875	1,986	2,861	383	87	470
Short-term borrowings	63	224	287	46	147	193
Long-term debt	(112)	186	74	170	(41)	129
Subordinated debt	(1)	—	(1)	1	(4)	(3)
Total interest-bearing liabilities	825	2,396	3,221	600	189	789
Increase in net interest income	$3,033	$(982)	$2,051	$3,090	$(317)	$2,773

Provision for Loan Losses. During the year ended December 31, 2018, we recorded a $585 thousand provision to the allowance for loan losses as compared to a provision of $735 thousand for the year ended December 31, 2017. The 2018 provision reflects slower growth in our loan portfolio, a slight change in our mix of loans, and loan portfolio performance.

From December 31, 2017 to December 31, 2018, nonperforming loans increased from $576 thousand to $1.1 million. The increase was due to one residential mortgage loan moving to non-accrual status. Criticized and classified assets declined from $5.5 million at December 31, 2017 to $5.4 million at December 31, 2018. Commercial real estate, construction and commercial business loans, which bear higher risk and generally larger loss reserves than our residential mortgage loans, decreased as an overall portion of our loan portfolio from 47.2% of loans at December 31, 2017 to 43.2% at December 31, 2018.

An analysis of the changes in the allowance for loan losses is presented under “—Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income. Noninterest income increased $599 thousand to $2.6 million during the year ended December 31, 2018, from $2.0 million for the year ended December 31, 2017. For 2018, wealth management fees totaled $1.6 million, an increase of $359 thousand, or 28.6%, from 2017, resulting from the growth in assets under management within our wealth management subsidiary. In 2018, we recorded income from mortgage banking activities of $99 thousand compared to 2017 when income from mortgage banking activities totaled $111 thousand. The volume of loans originated for sale in 2018 totaled $8.5 million as compared to $11.7 million for 2017. The remaining components of noninterest income increased $252 thousand due to increases in fees on customer loan interest rate swaps and ATM network interchange fees.

Noninterest Expense. Noninterest expense increased $1.4 million, or 8.0%, to $18.6 million during the year ended December 31, 2018, from $17.2 million for the year ended December 31, 2017. In general, the increase in expenses represents investment in the organization for continued, profitable growth. Salaries and employee benefits increased $748 thousand or 7.4% and totaled $10.8 million, compared to $10.1 million for the year ended December 31, 2017. The compensation increase is attributable to annual merit increases, the expansion of staff and the filling of several open positions over the course of the year. Occupancy and equipment expense increased $219 thousand primarily related to increases in rent expense and relocation of business operations to a new home office. Data processing expense was higher by $98 thousand from the prior year due to increasing business volume. FDIC insurance costs increased $17 thousand, or 2.8%, due to higher assessment rates and growth-related higher assessment balances. Other general and administrative expense increased $356 thousand associated with increasing business volumes and costs of relocating staff to our new home office, offset by a decrease of $61 thousand in advertising and marketing expense.

Income Taxes. Income tax provision decreased by $1.4 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017, associated with the change in federal corporate tax rate from 34.0% to 21.0%. The effective tax rate for 2018 was 26.6% compared with 52.8% for 2017. The 2017 rate also included the revaluation adjustment to the deferred tax asset upon enactment of the TCJA as previously discussed.

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

	At December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Nonaccrual loans:
Real estate loans:
Residential mortgage	$581	$—	$—	$773	$1,313
Commercial real estate	556	576	591	645	3,356
Construction	—	—	—	—	—
Commercial	—	—	—	11	22
Consumer	—	—	—	34	146
Total nonaccrual loans	1,137	576	591	1,463	4,837
Other real estate owned	—	—	—	—	—
Total nonperforming assets	1,137	576	591	1,463	4,837
Accruing troubled debt restructurings (1)	165	172	179	185	—
Total nonperforming assets and accruing troubled debt restructurings	$1,301	$748	$770	$1,648	$4,837

Total nonperforming loans to total loans	0.15%	0.08%	0.10%	0.29%	1.08%
Total nonperforming assets to total assets	0.13%	0.07%	0.09%	0.24%	0.90%
Total nonperforming assets and accruing troubled debt restructurings to total assets	0.15%	0.09%	0.11%	0.27%	0.90%

(1)	Non-accruing TDRs totaled $556 thousand, $576 thousand, $214 thousand, $220 thousand, and $1.3 million at December 31, 2018, 2017, 2016, 2015, and 2014, respectively. There were no non-accruing TDRs at December 31, 2016.

Interest income that would have been recorded for the years ended December 31, 2018 and 2017 had non-accruing loans been current according to their original terms amounted to $56 thousand and $35 thousand, respectively. Income related to nonaccrual loans included in interest income for the years ended December 31, 2018 and 2017 amounted to $65 thousand and $51 thousand, respectively.

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

The following table shows the aggregate amounts of our criticized and classified assets at the dates indicated.

	At December 31,
(In thousands)	2018	2017	2016
Special mention assets	$2,562	$1,777	$7,002
Substandard assets	2,290	3,114	958
Doubtful assets	556	576	591
Loss assets	—	—	—
Total	$5,408	$5,467	$8,551

At December 31, 2018, 2017 and 2016, none of the special mention loans were in nonaccrual status. The increase in special mention assets in 2018 was primarily the result of a borrower’s loans being upgraded from substandard. Substandard assets decreased at December 31, 2018 as one commercial loan relationship was upgraded to special mention. Total substandard assets consisted of one accruing commercial loan relationship. In 2018, loans classified as doubtful decreased as one borrower made principal reduction payments. Substandard loans in 2016 consisted solely of nonaccrual loans. All doubtful assets in the table above are in nonaccrual status.

Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31, 2018			At December 31, 2017
(In thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	>90 Days Past Due	30 – 59 Days Past Due	60 – 89 Days Past Due	>90 Days Past Due
Real estate loans:
Residential mortgage	$1,551	$—	$—	$598	$65	$—
Commercial real estate	—	—	556	—	—	576
Construction	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total	$1,551	$—	$556	$598	$65	$576

The balance of loans more than 90 days past due at December 31, 2018 and 2017 consist of one loan customer. The balance of loans 30-59 days past due in 2018 consisted of three loans, secured by one-to-four family residences, to three separate customers. The balance of loans 30-59 days past due in 2017 consisted of one loan, secured by a one-four family residence. The loan 60-89 days past due in 2017 paid off in 2018.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2018			2017			2016
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
Residential mortgage	$2,216	32.89%	51.43%	$1,722	27.98%	47.52%	$1,422	26.18%	46.09%
Commercial real estate	1,602	23.78	19.90	1,520	24.71	20.05	1,145	21.08	20.83
Construction	1,462	21.69	14.35	1,661	27.00	17.33	1,827	33.63	18.98
Commercial loans	1,124	16.68	8.99	917	14.91	9.82	703	12.94	8.48
Consumer loans	260	3.86	5.33	239	3.88	5.28	214	3.93	5.62
Total allocated allowance	6,664	98.90	100.00	6,059	98.48	100.00	5,311	97.76	100.00
Unallocated	74	1.10	—	94	1.52	—	121	2.24	—
Total	$6,738	100.00%	100.00%	$6,153	100.00%	100.00%	$5,432	100.00%	100.00%

	At December 31,
	2015			2014
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
Residential mortgage	$1,490	29.15%	50.05%	$1,710	36.11%	52.05%
Commercial real estate	1,025	20.05	20.11	1,056	22.28	21.13
Construction	1,684	32.94	18.52	1,273	26.86	16.22
Commercial loans	509	9.96	4.62	428	9.04	4.25
Consumer loans	240	4.70	6.70	228	4.81	6.35
Total allocated allowance	4,948	96.80	100.00	4,695	99.10	100.00
Unallocated	164	3.20	—	43	0.90	—
Total	$5,112	100.00%	100.00%	$4,738	100.00%	100.00%

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014

Allowance at beginning of year	$6,153	$5,432	$5,112	$4,738	$4,213
Provision for loan losses	585	735	437	475	640
Charge-offs:
Real estate loans:
Residential	—	—	106	17	—
Commercial loans	—	—	—	83	2
Consumer loans	—	14	11	1	113
Total charge-offs	—	14	117	101	115
Recoveries	—	—	—	—	—
Net charge-offs	—	14	117	101	115
Allowance at end of year	$6,738	$6,153	$5,432	$5,112	$4,738
Allowance for loan losses to nonperforming loans at end of year	592.66%	1,068.16%	918.32%	349.42%	98.99%
Allowance for loan losses to total loans at end of year	0.91%	0.89%	0.93%	1.00%	1.06%
Net charge-offs to average loans outstanding during the year	0.00%	0.00%	0.02%	0.02%	0.03%

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes originating adjustable-rate loans for retention in our loan portfolio, selling in the secondary market substantially all newly originated conforming fixed-rate residential mortgage loans, promoting core deposit products and short-term time deposits, adjusting the maturities of borrowings and adjusting the investment portfolio mix and duration. We currently do not participate in balance sheet hedging programs, such as interest rate swaps or other activities involving the use of derivative financial instruments.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income and equity simulations. The simulations use projected repricing of assets and liabilities at December 31, 2018 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on the simulations. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and would increase if prepayments accelerated. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Bank at December 31, 2018 through December 31, 2019, assuming a static balance sheet. These estimates are in compliance with our internal policy limits.

	Net Interest Income
Basis Point (“bp”) Change in Rates	Amount	Change	% Change
	(Dollars in thousands)

300	$24,331	$(1,482)	(5.74)%
200	25,005	(808)	(3.13)
0	25,717	—	—
(100)	26,102	285	1.12

The following table reflects changes in the present value of equity for the Bank at December 31, 2018. These estimates are also in compliance with our internal policy limits.

	Present Value of Equity
Basis Point (“bp”) Change in Rates	Amount	Change	% Change
	(Dollars in thousands)

300	$83,465	$(15,541)	(15.70)%
200	91,477	(7,529)	(7.60)
0	99,006	—	—
(100)	98,567	(439)	(0.44)

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

Our most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and securities available for sale. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2018, cash and cash equivalents, which include short-term investments, totaled $42.7 million. Securities classified as available-for-sale, whose aggregate fair value exceeds cost, provide additional sources of liquidity and had a fair value of $66.8 million at December 31, 2018. In addition, at December 31, 2018, we had the ability to borrow approximately $118.9 million in additional funds from the Federal Home Loan Bank of Boston. On December 31, 2018, we had $58.5 million of long-term debt outstanding, and $15.0 million of short-term borrowings outstanding, all of which were Federal Home Loan Bank of Boston advances. In addition, at December 31, 2018, we had the ability to borrow $5.0 million from the Co-operative Central Bank on an unsecured basis, and $6.8 million from the Federal Reserve Bank under a collateralized borrowing program, none of which was outstanding at that date. The Company also has a $5.0 million unsecured line of credit with a correspondent bank. No additional advances were outstanding at December 31, 2018.

At December 31, 2018, we had $151.2 million in loan commitments outstanding, which included $139.8 in available line of credit for individuals and corporate customers and unadvanced funds on construction loans. Certificates of deposit due within one year of December 31, 2018 total $228.4 million, or 82.1% of total certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods. If these maturing deposits are not renewed, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The following table presents certain of our contractual obligations as of December 31, 2018.

	December 31, 2018 – Payments Due by Period
(In thousands)	Total	Within One Year	Over One to Three Years	Over Three to Five Years	Over Five Years

Contractual Obligations:
Long-term debt obligations	$58,528	$10,000	$28,000	$20,528	$—
Subordinated debt obligations	10,000	—	—	—	10,000
Operating lease obligations	7,729	1,591	3,024	1,863	1,251
Other contractual obligations	144	75	69	—	—
Total	$76,401	$11,666	$31,093	$22,391	$11,251

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

The Notes have a stated maturity of December 30, 2025, and bear interest at a fixed rate of 6.00% per year, from and including December 17, 2015 to, but excluding, December 30, 2020, computed on the basis of a 360-day year consisting of twelve 30-day months, payable semi-annually in arrears. From and including December 30, 2020 to, but excluding the maturity date or early redemption date, the interest rate shall reset quarterly to an interest rate per year equal to the then current three-month LIBOR rate plus 435.5 basis points, computed on the basis of a 360-day year and the actual number of days elapsed, payable quarterly in arrears. The Notes are redeemable, in whole or in part, on or after December 30, 2020 and at any time upon the occurrences of certain events.

The following table presents our primary investing and financing activities during the periods indicated.

	Years Ended December 31,
(In thousands)	2018	2017

Investing activities:
Loan originations, net of principal payments	$(50,704)	$(110,336)
Proceeds from calls, maturities and principal repayments of securities available for sale	11,710	5,415
Proceeds from sales of securities available for sale	—	—
Purchases of securities available for sale	(12,914)	(7,072)

Financing activities:
Increase in deposits	101,189	93,932
(Decrease) increase in short-term borrowings	(23,000)	16,750
(Decrease) increase in long-term debt	(18,646)	(5,846)

Capital Management. We are subject to various regulatory capital requirements administered by the FDIC and the Massachusetts Commissioner of Banks, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2018, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Federal Regulations—Capital Requirements” and note 15 of the notes to consolidated financial statements.

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

The Board of Directors declared cash dividends totaling $0.215 per share for the year ended December 31, 2018. There can be no assurance that the Board of Directors will declare any future cash dividends.

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

For the years ended December 31, 2018 and 2017, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The information required by this item is included herein beginning on 60.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, utilizing the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018 is effective.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Board of Directors

For information concerning Wellesley Bancorp’s board of directors, the information contained under the section captioned “Item 1—Election of Directors” in Wellesley Bancorp’s Proxy Statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

(d)       Equity Compensation Plans.

Equity Compensation Plan Information as of December 31, 2018

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	183,041	$15.21	—
Equity compensation plans not approved by security holders	—	—	—
Total	183,041	$15.21	—

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

Item 15. Exhibits and Financial Statement Schedules

(a)	List of Documents Filed as Part of this Report

(1)          Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018 and 2017

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

(b)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1	Articles of Incorporation of Wellesley Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of Wellesley Bancorp, Inc. (2)
4.1	Form of 6.00% Fixed-to-Floating Subordinated Note Due 2025 (4)
10.1	Employment Agreement between Wellesley Bancorp, Inc., Wellesley Bank and Thomas J. Fontaine + (3)
10.2	Amended and Restated Executive Salary Continuation Agreement between Wellesley Bank and Thomas J. Fontaine, as amended + (5)
10.3	Wellesley Bank Supplemental Executive Retirement Plan+ (6)
10.4	Wellesley Bank Employee Severance Compensation Plan+ (7)
10.5	Wellesley Bancorp, Inc. 2012 Equity Incentive Plan + (8)
10.6	Wellesley Bancorp, Inc. 2016 Equity Incentive Plan + (9)
10.7	Severance Agreement between Wellesley Bank and Ralph Letner+(10)
10.8	Form of subordinated Note Purchase Agreement dated December 17, 2015, by and among Wellesley Bancorp, Inc. and the Purchasers identified therein (11)
10.9	Severance Compensation Agreement between Wellesley Bank and Michael W. Dvorak dated May 23, 2016 + (12)
21.1	Subsidiaries of Wellesley Bancorp, Inc.
23.1	Consent of Wolf & Company, P.C.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101.1	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

+	Management contract or compensatory agreement or arrangement.
(1)	Incorporated herein by reference to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-176764), filed with the Securities and Exchange Commission on November 7, 2011.
(2)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K (File No. 001-35352), filed with the Securities and Exchange Commission on March 29, 2018.
(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (file No. 333-176764), filed with the Securities and Exchange Commission on September 9, 2011.
(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2015 (included as Exhibit A to the purchase Agreement filed as Exhibit 10.1 thereto).
(5)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the Securities and Exchange Commission on May 11, 2012 (filed as Exhibits 10.1 thereto).
(6)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2012 (filed as Exhibit 10.2 thereto)
(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2016 (filed as Exhibit 10.1 thereto)
(8)	Incorporated herein by reference to Appendix A to the Company’s Proxy Statement, filed with the Securities and Exchange Commission on July 10, 2012.
(9)	Incorporated herein by reference to Appendix A to the Company’s Proxy Statement filed, with the Securities and Exchange Commission on April 13, 2016.
(10)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2015 (filed as Exhibit 10.6 thereto).
(11)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2015 (filed as Exhibit 10.1 thereto).
(12)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2016 (filed as exhibit 10.1 thereto).

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

WELLESLEY BANCORP, INC.

March 29, 2019	By:	/s/ Thomas J. Fontaine
Thomas J. Fontaine
President, Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Fontaine	President, Chief Executive Officer and	March 29, 2019
Thomas J. Fontaine	Chairman of the Board
(principal executive officer)

/s/ Michael W. Dvorak	Chief Financial Officer and Treasurer	March 29, 2019
Michael W. Dvorak
(principal financial and accounting officer)

/s/ Simon R. Gerlin	Director	March 29, 2019
Simon R. Gerlin

/s/ Nancy Marden Goodall	Director	March 29, 2019
Nancy Marden Goodall

/s/ Kathryn M. Hinderhofer	Director	March 29, 2019
Kathryn M. Hinderhofer

/s/ Garry R. Holmes	Director	March 29, 2019
Garry R. Holmes

/s/ Theodore F. Parker	Director	March 29, 2019
Theodore F. Parker

/s/ Leslie B. Shea	Director	March 29, 2019
Leslie B. Shea

/s/ Edwin G. Silver	Director	March 29, 2019
Edwin G. Silver

/s/ Robert L. Skolnick	Director	March 29, 2019
Robert L. Skolnick

/s/ Tina L. Wang	Director	March 29, 2019
Tina L. Wang

Index to Consolidated Financial Statements

of Wellesley Bancorp, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Wellesley Bancorp, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wellesley Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Boston, Massachusetts

March 29, 2019

Wellesley Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2018	2017
	(Dollars in thousands)
Assets

Cash and due from banks	$7,678	$4,604
Short-term investments	34,972	23,858
Total cash and cash equivalents	42,650	28,462

Certificates of deposit	100	100
Securities available for sale, at fair value	66,770	66,486
Federal Home Loan Bank of Boston stock, at cost	4,747	5,937

Loans	743,770	692,455
Less allowance for loan losses	(6,738)	(6,153)
Loans, net	737,032	686,302

Bank-owned life insurance	7,769	7,535
Premises and equipment, net	3,924	3,470
Accrued interest receivable	2,288	2,140
Net deferred tax asset	2,804	2,352
Other assets	3,336	2,611

Total assets	$871,420	$805,395

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$116,926	$104,346
Interest-bearing	601,005	512,396
Total deposits	717,931	616,742

Short-term borrowings	15,000	38,000
Long-term debt	58,528	77,174
Subordinated debentures	9,832	9,802
Accrued expenses and other liabilities	4,999	4,432
Total liabilities	806,290	746,150

Commitments and contingencies (Notes 7, 13 and 14)

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 14,000,000 shares authorized, 2,525,611 and 2,506,532 shares issued and outstanding in 2018 and 2017, respectively	25	25
Additional paid-in capital	26,462	25,601
Retained earnings	40,203	34,736
Accumulated other comprehensive income (loss)	(533)	39
Unearned compensation – ESOP	(1,027)	(1,156)
Total stockholders' equity	65,130	59,245
Total liabilities and stockholders' equity	$871,420	$805,395

See accompanying notes to consolidated financial statements.

Wellesley Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2018	2017
	(Dollars in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans and loans held for sale	$31,028	$26,251
Interest on debt securities:
Taxable	1,441	1,338
Tax-exempt	327	305
Interest on short-term investments and certificates of deposit	509	220
Dividends on FHLB stock	333	252
Total interest and dividend income	33,638	28,366
Interest expense:
Deposits	6,442	3,581
Short-term borrowings	580	293
Long-term debt	1,256	1,182
Subordinated debentures	631	632
Total interest expense	8,909	5,688

Net interest income	24,729	22,678
Provision for loan losses	585	735
Net interest income, after provision for loan losses	24,144	21,943

Noninterest income:
Customer service fees	176	149
Mortgage banking activities	99	113
Income on bank-owned life insurance	234	232
Wealth management fees	1,616	1,257
Miscellaneous	461	236
Total noninterest income	2,586	1,987
Noninterest expenses:
Salaries and employee benefits	10,842	10,094
Occupancy and equipment	3,004	2,785
Data processing	990	892
FDIC insurance	626	609
Professional fees	766	761
Advertising and marketing	323	384
Other general and administrative	2,012	1,656
Total noninterest expenses	18,563	17,181

Income before income taxes	8,167	6,749
Provision for income taxes	2,176	3,564

Net income	5,991	3,185

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	(776)	418
Income tax (provision) benefit	197	(150)

Total other comprehensive income (loss), net of tax	(579)	268

Comprehensive income	$5,412	$3,453

Earnings per common share:
Basic	$2.49	$1.34
Diluted	$2.40	$1.30
Weighted average shares outstanding:
Basic	2,404,371	2,369,466
Diluted	2,502,784	2,454,580

See accompanying notes to consolidated financial statements.

Wellesley Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2018 and 2017

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Unearned Compensation-	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Equity
	(Dollars in thousands, except per share data)

Balance at December 31, 2016	2,484,852	$25	$24,703	$31,999	$(229)	$(1,284)	$55,214

Comprehensive income	—	—	—	3,185	268	—	3,453
Dividends paid to common stockholders ($0.19 per share)	—	—	—	(448)	—	—	(448)
Share-based compensation – equity incentive plan	—	—	614	—	—	—	614
Restricted stock awards granted	15,000	—	—	—	—	—	—
Stock options exercised	10,100	—	157	—	—	—	157
Common stock repurchased in connection with restricted stock awards	(3,420)	—	(93)	—	—	—	(93)
ESOP shares committed to be allocated (12,838 shares)	—	—	220	—	—	128	348

Balance at December 31, 2017	2,506,532	25	25,601	34,736	39	(1,156)	59,245

Comprehensive income	—	—	—	5,991	(579)	—	5,412
Reclassification related to Tax Cuts and Jobs Act (Note 12)				(7)	7		—
Dividends paid to common stockholders ($0.215 per share)	—	—	—	(517)	—	—	(517)
Share-based compensation – equity incentive plan	—	—	379	—	—	—	379
Restricted stock awards granted	3,000	—	—	—	—	—	—
Restricted stock forfeitures	(400)	—	—	—	—	—	—
Stock options exercised	19,054	—	292	—	—	—	292
Common stock repurchased in connection with restricted stock awards	(2,575)	—	(87)	—	—	—	(87)
ESOP shares committed to be allocated (12,838 shares)	—	—	277	—	—	129	406
Balance at December 31, 2018	2,525,611	$25	$26,462	$40,203	$(533)	$(1,027)	$65,130

See accompanying notes to consolidated financial statements.

Wellesley Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$5,991	$3,185
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	585	735
Depreciation and amortization	767	746
Net amortization of securities premiums and discounts	143	237
Principal balance of loans sold	8,544	11,747
Loans originated for sale	(8,544)	(10,293)
Accretion of net deferred loan fees	(611)	(570)
Income on bank-owned life insurance	(234)	(232)
Amortization of subordinated debt issuance costs	30	33
Deferred income tax provision (benefit)	(255)	240
ESOP expense	406	348
Share-based compensation	379	614
Net change in other assets and liabilities	(348)	1,264

Net cash provided by operating activities	6,853	8,054

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	11,710	5,415
Purchases	(12,914)	(7,072)
Redemption (purchase) of Federal Home Loan Bank stock	1,190	(179)
Loan originations, net of principal payments	(50,704)	(110,336)
Additions to premises and equipment	(1,241)	(344)
Proceeds from sale of premises and equipment	63	47

Net cash used by investing activities	(51,896)	(112,469)

Cash flows from financing activities:
Net increase in deposits	101,189	93,932
Proceeds from issuance of long-term debt	36,000	39,000
Repayments of long-term debt	(54,646)	(44,846)
(Decrease) increase in short-term borrowings	(23,000)	16,750
Stock options exercised	292	157
Common stock repurchased	(87)	(93)
Cash dividends paid	(517)	(448)

Net cash provided by financing activities	59,231	104,452

Net change in cash and cash equivalents	14,188	37
Cash and cash equivalents at beginning of year	28,462	28,425
Cash and cash equivalents at end of year	$42,650	$28,462

Supplementary information:
Interest paid	$8,709	$5,250
Income taxes paid	2,782	2,820

See accompanying notes to consolidated financial statements.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2018 and 2017

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

Business and operating segments

The Company provides a variety of financial services to individuals, non-profit organizations, small businesses and other entities within eastern Massachusetts. Its primary deposit products are checking, savings, money market deposits, and term certificate accounts and its primary lending products are residential and commercial real estate loans, construction loans, commercial loans, and consumer loans.

Management evaluates the Company’s performance and allocates resources based on a single segment concept.

Use of estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

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

Years Ended December 31, 2018 and 2017

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

Securities available for sale

Securities classified as available for sale are carried at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income/loss.

Purchase premiums and discounts are amortized to earnings by methods which do not differ materially from the interest method. Discounts and non-callable security premiums are amortized over contractual lives of the securities. Callable security premiums are amortized over the earlier of the contractual lives or the earliest call date of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Federal Home Loan Bank stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Boston, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock. The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. As of December 31, 2018 and 2017, no impairment has been recognized.

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

Years Ended December 31, 2018 and 2017

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

Years Ended December 31, 2018 and 2017

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

Years Ended December 31, 2018 and 2017

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

Interest Rate Swap Agreements

The Company has entered into financial instruments in the normal course of business to manage exposure to fluctuations in interest rates for its commercial customers. Instruments related to commercial loan swaps are considered derivatives. These derivatives are recognized on the consolidated balance sheet in other assets and other liabilities and measured at fair value with changes in their fair value recorded in miscellaneous income.

Advertising costs

Advertising costs are expensed as incurred.

Income taxes

Deferred tax assets and liabilities relate to temporary differences between the book and tax bases of certain assets and liabilities, and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company does not have any uncertain tax positions at December 31, 2018 or 2017 which require accrual or disclosure. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2018 and 2017.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2018 and 2017

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

The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

	December 31,
	2018	2017
	(In thousands)
Net unrealized gains (losses) on securities available for sale	$(732)	$44
Tax effect	199	2
Net-of- tax amount	(533)	46
Stranded effect of tax rate change (Note 12)	—	(7)
	$(533)	$39

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

Earnings per share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. Under the Company’s 2012 and 2016 Equity Incentive Plans, stock awards contain non-forfeitable dividend rights. Accordingly, these shares are considered outstanding for computation of basic earnings per share. Potential common shares that may be issued by the Company relate to outstanding stock options determined using the treasury stock method.

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2018	2017
	(In thousands, except per share data)

Net income applicable to common stock	$5,991	$3,185

Average number of common shares issued	2,513	2,491
Less: Average unallocated ESOP shares	(109)	(122)

Average number of common shares outstanding used to calculate basic earnings per common share	2,404	2,369
Effect of dilutive stock options	99	86

Average number of common shares outstanding used to calculate diluted earnings per common share	2,503	2,455
Earnings per common share:
Basic	$2.49	$1.34
Diluted	$2.40	$1.30

There were no anti-dilutive options that were excluded from the computation of diluted earnings per share for the years ended December 31, 2018 and 2017. Anti-dilutive shares are common stock equivalents with exercise prices in excess of the average market value of the Company’s stock for the periods presented.

Recent accounting pronouncements

Effective January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this update supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company's primary source of revenue is interest income on financial assets, which is explicitly excluded from the scope of the new guidance. In addition, management determined that the timing of the Company’s recognition of wealth management fees did not change. The adoption of this update did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2018, the Company adopted FASB ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The key provision included in the ASU is that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) will be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost.  This ASU also requires companies to use an “exit price” fair value when measuring the fair values of financial instruments. The adoption of this update did not have an impact on the consolidated financial statements, as the Company does not currently invest in equity securities.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

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

In 2018, the Company adopted ASU 2018-13, Fair Value Measurement (Topic 820), which amends the disclosure requirements by adding, changing, or removing certain disclosures about recurring or non-recurring fair value measurements. The adoption of this update did not have a significant impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to record a right-to-use asset and liability representing the obligation to make lease payments for long-term leases. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We will adopt the ASU in the first quarter of 2019, likely using the effective date option, allowing for adoption in prospective periods. The right-to-use asset and liability will be approximately $8.0 million upon adoption. The adoption of this ASU will not impact the Company’s consolidated statements of other comprehensive income based on leases in place as of January 1, 2019.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure expected credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Credit losses on available-for-sale debt securities should be measured in a manner similar to current GAAP; however, recognized credit losses will be presented as an allowance rather than as a write-down. This ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has implemented a committee led by the Company’s Chief Financial Officer, which included the Chief Lending Officer, to assist in identifying, implementing and evaluating the impact of the required changes to the loan loss estimation model and processes. The Company has evaluated the portfolio segments and various methodologies and is currently evaluating potential loss modeling processes as well as related controls and procedures. Management will continue to closely monitor developments and additional guidance to determine the potential impact on the Company's consolidated financial statements.

2.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. The reserve balance amounted to $5.1 million and $3.0 million at December 31, 2018 and 2017, respectively.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

3.	SHORT-TERM INVESTMENTS

Short-term investments are comprised of the following:

	December 31,
	2018	2017
	(In thousands)

Federal Reserve Bank deposits	$29,856	$22,292
Federal Home Loan Bank deposits	263	27
Money market accounts	4,853	1,539
	$34,972	$23,858

4.	CERTIFICATES OF DEPOSIT

Certificates of deposit held by the Bank amounted to $100 thousand, mature within one year and have a weighted average rate of 2.48% at December 31, 2018 and 1.48% at December 31, 2017.

5.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2018
Residential mortgage-backed securities:
Government National Mortgage Association	$3,846	$44	$(43)	$3,847
Government-sponsored enterprises	11,382	29	(188)	11,223
SBA and other asset-backed securities	11,720	64	(157)	11,627
State and municipal bonds	12,908	111	(111)	12,908
Government-sponsored enterprise obligations	8,000	—	(187)	7,813
Corporate bonds	18,151	28	(322)	17,857
U.S. Treasury bonds	1,495	—	—	1,495

	$67,502	$276	$(1,008)	$66,770

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

December 31, 2017
Residential mortgage-backed securities:
Government National Mortgage Association	$3,358	$46	$(53)	$3,351
Government-sponsored enterprises	11,690	43	(84)	11,649
SBA and other asset-backed securities	11,961	89	(87)	11,963
State and municipal bonds	13,026	276	(15)	13,287
Government-sponsored enterprise obligations	8,000	—	(166)	7,834
Corporate bonds	17,166	52	(57)	17,161
U.S. Treasury bonds	1,241	—	—	1,241

	$66,442	$506	$(462)	$66,486

For the years ended December 31, 2018 and 2017 there were no sales of securities.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2018 are as follows below. Expected maturities may differ from contractual maturities because the issuers, in certain instances, have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Within 1 year	$2,495	$2,495
After 1 year to 5 years	22,409	21,919
After 5 years to 10 years	7,675	7,685
After 10 years	7,975	7,974
	40,554	40,073
Mortgage- and asset-backed securities	26,948	26,697

	$67,502	$66,770

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Greater
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

December 31, 2018
Residential mortgage-backed securities:
Government National Mortgage Association	$—	$—	$(43)	$1,755
Government-sponsored enterprises	(1)	103	(187)	7,880
SBA and other asset-backed securities	—	—	(157)	5,455
State and municipal bonds	(2)	386	(109)	6,257
Government-sponsored enterprise obligations	—	—	(187)	7,813
Corporate bonds	(29)	5,705	(293)	11,124

	$(32)	$6,194	$(976)	$40,284

December 31, 2017
Residential mortgage-backed securities:
Government National Mortgage Association	$(3)	$266	$(50)	$1,611
Government-sponsored enterprises	(13)	3,578	(71)	3,110
SBA and other asset-backed securities	(8)	2,267	(79)	2,434
State and municipal bonds	(3)	571	(12)	871
Government-sponsored enterprise obligations	(27)	1,973	(139)	5,860
Corporate bonds	(21)	7,399	(36)	1,985

	$(75)	$16,054	$(387)	$15,871

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluations. At December 31, 2018, various debt securities have unrealized losses with aggregate depreciation of 2.1% from their aggregate amortized cost basis. These unrealized losses relate principally to the effect of interest rate changes on the fair value of debt securities and not to an increase in credit risk of the issuers. As the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2018.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

6.	LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the balances of loans is as follows:

	December 31,
	2018	2017
	(In thousands)
Real estate loans:
Residential – fixed	$64,218	$31,433
Residential – variable	318,292	297,593
Commercial	148,006	138,784
Construction	106,723	120,004
	637,239	587,814

Commercial loans:
Secured	61,563	62,333
Unsecured	5,327	5,638
	66,890	67,971

Consumer loans:
Home equity lines of credit	39,486	36,378
Other	163	214
	39,649	36,592

Total loans	743,778	692,377

Less:
Allowance for loan losses	(6,738)	(6,153)
Net deferred origination costs (fees)	(8)	78

Loans, net	$737,032	$686,302

The Company has transferred a portion of its originated residential and commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from the borrower’s lack of compliance with contractual terms of the loans. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2018 and 2017, the Company was servicing commercial real estate loans for participants aggregating $5.3 million and $4.9 million, respectively. At December 31, 2018 and 2017, the Company was servicing residential real estate loans for participants aggregating $9.5 million and $9.9 million, respectively.

Whole mortgage loans sold and serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $2.7 million and $3.2 million at December 31, 2018 and 2017, respectively.

The Company has pledged certain residential and commercial real estate loans to secure FHLB advances and available lines of credit. (See Notes 9 and 10.)

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

The following table summarizes the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2018 and 2017:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Year Ended December 31, 2018

Allowance at December 31, 2017	$1,722	$1,520	$1,661	$917	$237	$2	$94	$6,153

Provision (credit) for loan losses	494	82	(199)	207	20	1	(20)	585

Allowance at December 31, 2018	$2,216	$1,602	$1,462	$1,124	$257	$3	$74	$6,738

Year Ended December 31, 2017

Allowance at December 31, 2016	$1,422	$1,145	$1,827	$703	$211	$3	$121	$5,432

Provision (credit) for loan losses	300	375	(166)	214	37	2	(27)	735

Loans charged off	—	—	—	—	(11)	(3)	—	(14)

Allowance at December 31, 2017	$1,722	$1,520	$1,661	$917	$237	$2	$94	$6,153

Further information pertaining to the allowance for loan losses and impaired loans at December 31, 2018 and 2017 is as follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
December 31, 2018

Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—

Allowance related to non-impaired loans	2,216	1,602	1,462	1,124	257	3	74	6,738

Total allowance	$2,216	$1,602	$1,462	$1,124	$257	$3	$74	$6,738

Impaired loan balances	$746	2,846	$—	$—	$—	$—	$—	$3,592

Non-impaired loan balances	381,764	145,160	106,723	66,890	39,486	163	—	740,186

Total loans	$382,510	$148,006	$106,723	$66,890	$39,486	$163	$—	$743,778

December 31, 2017

Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—

Allowance related to non-impaired loans	1,722	1,520	1,661	917	237	2	94	6,153

Total allowance	$1,722	$1,520	$1,661	$917	$237	$2	$94	$6,153

Impaired loan balances	$172	576	$—	$—	$—	$—	$—	$748

Non-impaired loan balances	328,854	138,208	120,004	67,971	36,378	214	—	691,629

Total loans	$329,026	$138,784	$120,004	$67,971	$36,378	$214	$—	$692,377

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

The following is a summary of past due and non-accrual loans at December 31, 2018 and 2017:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Non- accrual Loans
	(In thousands)
December 31, 2018

Residential real estate	$1,551	$—	$—	$1,551	$—	$581
Commercial real estate	—	—	556	556	—	556

Total	$1,551	$—	$556	$2,107	$—	$1,137

December 31, 2017

Residential real estate	$598	$65	$—	$663	$—	$—
Commercial real estate	—	—	576	576	—	576

Total	$598	$65	$576	$1,239	$—	$576

The following is a summary of impaired loans at December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$746	$764	$172	$189
Commercial real estate	2,846	2,974	576	710

Total impaired loans	$3,592	$3,738	$748	$899

Further information pertaining to impaired loans follows:

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
Residential real estate	$819	$34	$28	$175	$6	$—
Commercial real estate	2,920	89	36	581	51	51

Total	$3,739	$123	$64	$756	$57	$51

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

No additional funds are committed to be advanced in connection with impaired loans.

TDRs, which are included in impaired loans, totaled $721 thousand at December 31, 2018 and $748 thousand at December 31, 2017. There was one TDR, totaling $556 thousand and $576 thousand, on non-accrual status at December 31, 2018 and 2017, respectively.

There were no TDRs recorded during the year ended December 31, 2018.

The following is a summary of troubled debt restructurings recorded for the year ended December 31, 2017:

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(In thousands)

Commercial real estate	1	$572	$582

During the year ended December 31, 2017, the Company recorded a TDR for one commercial real estate loan which capitalized past-due interest over the remaining term of the loan in accordance with their bankruptcy filing.

There were no TDRs that defaulted (90 days or more past due) during the years ended December 31, 2018 and 2017, and for which default was within one year of the restructure date.

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

Loans rated 8: Loans in this category are considered uncollectible “loss” and of such little value that their continuance as loans is not warranted.

Loans rated 9: Loans in this category are not rated and include commercial loans under $25 thousand with no other outstandings or relationships with the Company.

Loans rated 10: Loans in this category include loans which otherwise require rating but which have not been rated, or loans for which the Company’s loan policy does not require rating.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2018 and 2017

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

The following table presents the Company’s loans by risk rating:

	December 31, 2018				December 31, 2017
	Commercial Real Estate	Construction	Commercial	Total	Commercial Real Estate	Construction	Commercial	Total
	(In thousands)
Loans rated 1-4	$144,243	$106,723	$65,245	$316,211	$134,201	$120,004	$67,087	$321,292
Loans rated 5	917	—	1,645	2,562	1,476	—	301	1,777
Loans rated 6	2,290	—	—	2,290	2,531	—	583	3,114
Loans rated 7	556	—	—	556	576	—	—	576

Total	$148,006	$106,723	$66,890	$321,619	$138,784	$120,004	$67,971	$326,759

7.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment is as follows:

	December 31,		Estimated Useful Lives In
	2018	2017	Years
	(In thousands)
Premises:
Land	$50	$50	—
Buildings	701	696	35-40
Leasehold improvements	3,924	3,420	5-15
Equipment	3,704	3,377	3-5
	8,379	7,543
Less accumulated depreciation and amortization	(4,455)	(4,073)
Premises and equipment, net	$3,924	$3,470

Total depreciation and amortization expense for the years ended December 31, 2018 and 2017 amounted to $767 thousand and $746 thousand, respectively.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

Pursuant to terms of non-cancelable lease agreements in effect at December 31, 2018, future minimum rent commitments are as follows:

Year Ending
December 31,	Amount
(In thousands)
2019	$1,591
2020	1,596
2021	1,428
2022	977
2023	886
Thereafter	1,251
$7,729

The leases contain options to extend for up to ten years. The cost of such options is not included above. Total rent expense amounted to $1.4 million and $1.2 million for the years ended December 31, 2018 and 2017, respectively.

8.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	Years Ended December 31,
	2018	2017
	(In thousands)

Demand	$116,926	$104,346
NOW	36,944	37,481
Money market	203,578	143,031
Regular and other savings	82,218	98,565
Total non-certificate accounts	439,666	383,423

Term certificates of $250 thousand and greater	106,052	84,299
Term certificates less than $250 thousand	172,213	149,020
Total term certificates	278,265	233,319
Total deposits	$717,931	$616,742

Term certificates include brokered deposits amounting to $82.5 million and $65.0 million at December 31, 2018 and 2017, respectively.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

A summary of term certificates by maturity is as follows:

	December 31, 2018		December 31, 2017
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$228,449	2.01%	$175,204	1.27%
Over 1 year to 2 years	43,237	2.23	43,464	1.44
Over 2 years to 3 years	2,666	1.60	12,016	1.78
Over 3 years to 4 years	3,913	2.09	2,635	1.46
	$278,265	2.04%	$233,319	1.33%

9.	SHORT-TERM BORROWINGS AND AVAILABLE LINES OF CREDIT

At December 31, 2018 and 2017, short-term borrowings consisted entirely of fixed-rate advances from the FHLB with original maturities of less than one year. The weighted average interest rate on advances outstanding at December 31, 2018 and 2017 was 2.44% and 1.53%, respectively. All borrowings from the FHLB are secured by a blanket lien on qualified collateral. (See Notes 6 and 10.)

Borrowings available under an available FHLB variable-rate line of credit amounted to $1.3 million as of December 31, 2018 and 2017, respectively. No advances were outstanding under the line of credit at December 31, 2018 or 2017.

At December 31, 2018 and 2017, the Company has pledged commercial real estate loans of $16.8 million and $19.8 million, respectively, to access the Federal Reserve Bank discount window. At December 31, 2018 and 2017, the available line amounted to $6.8 million and $8.9 million, respectively. No advances were outstanding at December 31, 2018 or 2017.

The Company has $5.0 million of unsecured borrowing capacity with the Co-operative Central Bank, none of which was outstanding at December 31, 2018 and 2017. The Company also has a $5.0 million unsecured line of credit with a correspondent bank. No advances were outstanding at December 31, 2018 or 2017.

10.	LONG-TERM DEBT

Long-term debt, and related maturities, at December 31, 2018 and 2017 consists of fixed-rate FHLB advances, as follows:

	Amount		Weighted Average Rates
	2018	2017	2018	2017
	(In thousands)
2019	$10,000	$43,500	1.60%	1.32%
2020	20,000	10,000	2.03	1.60
2021	8,000	12,000	2.48	1.83
2022*	1,320	11,674	1.84	0.55
2023**	19,208	—	0.91	—

	$58,528	$77,174	1.65%	1.32%

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

*At December 31, 2018 and 2017, includes an amortizing advance amounting $1.3 million and $1.7 million, respectively, requiring monthly principal and interest of $32 thousand.

** At December 31, 2018, includes an amortizing advance amounting to $4.2 million requiring monthly principal and interest of $88 thousand. At December 31, 2018, includes a $15 million advance callable in 2019.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property. (See Note 6.)

11.	SUBORDINATED DEBT

On December 17, 2015, the Company closed its private offering of $10.0 million, 6.00% fixed-to-floating rate Subordinated Notes due December 30, 2025 (the “Notes”). The Notes were offered to institutional accredited investors at par. The Company is using the proceeds for general corporate purposes. Interest on the Notes is payable semi-annually in arrears on June 30 and December 30 of each year. The Company recorded issuance costs of $266 thousand, which are being amortized over the period to maturity on an effective interest method. The carrying value, net of issuance costs, totaled $9.8 million at both December 31, 2018 and 2017.

These Notes bear a fixed rate of interest of 6.00% for the first five years at which time, and at any interest payment date thereafter, the Notes may be called at par at the Company’s option. Subsequent to the initial call date, the Notes bear a floating rate of interest that reprices and is payable quarterly at the 3-month LIBOR rate plus 435.5 basis points.

12.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2018	2017
	(In thousands)
Current tax provision:
Federal	$1,669	$2,608
State	762	716
	2,431	3,324
Deferred tax provision (benefit):
Federal	(170)	(572)
State	(85)	(167)
Effect of federal tax rate change	—	979
	(255)	240
Total tax provision	$2,176	$3,564

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2018	2017

Statutory tax rate	21.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	6.5	5.4
Income on bank-owned life insurance	(0.6)	(1.2)
Tax exempt bond income	(1.0)	(1.5)
Share-based compensation	—	0.3
Effect of federal tax rate change	—	14.5
Other, net	0.7	1.3

Effective tax rates	26.6%	52.8%

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

The $979 thousand, in 2017, in income tax provision includes a tax provision of $7 thousand relating to the impact of the rate change on deferred tax items originally recorded through other comprehensive income. This accounting treatment effectively stranded $7 thousand of deferred tax items in accumulated other comprehensive income (“AOCI”). In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from AOCI to retained earnings to eliminate the stranded tax effects resulting from the Act. As permitted, the Company early adopted the ASU and recorded a $7 thousand decrease in retained earnings and a corresponding increase in AOCI as of January 1, 2018.

The tax effects of each item that gives rise to deferred tax assets (liabilities) are as follows:

	December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$1,894	$1,730
Employee benefit plans	916	847
Partnerships and other investments	5	3
Net unrealized gain/loss on securities available for sale	199	2
Other, net	17	15
	3,031	2,597
Deferred tax liabilities:
Depreciation and amortization	(198)	(194)
Mortgage servicing rights	(27)	(29)
Deferred loan fees	(2)	(22)
	(227)	(245)
Net deferred tax asset	$2,804	$2,352

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

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2015 through 2018. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2015 are open.

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

Outstanding derivative loan commitments expose the Company to the potential for changes in the fair value of the underlying loans as interest rates change, along with the value of the loan commitment. If interest rates increase, the value of these loan commitments will decrease. Conversely, if interest rates decrease, the value of these loan commitments will increase. There were no outstanding derivative loan commitments at December 31, 2018 and 2017.

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

The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. There were no undesignated forward loan sale commitments at December 31, 2018 and 2017

Interest Rate Swap Agreements

The Company has entered into derivative financial instruments in the normal course of business to manage exposure to fluctuations in interest rates for its commercial customers. Typically these agreements have generally been limited to loan level interest rate swap agreements, which are entered into with borrowers and a third party. Typically, the Company enters into a floating-rate loan and a fixed-rate swap directly with a loan customer. The Company offsets the fixed-rate interest rate risk with an identical offsetting swap with a swap dealer. This is referred to as a “back-to-back” swap structure. As this structure has equal and offsetting interest rate contacts, fair value gains and losses recorded each month are offsetting.

The notional amounts are amounts on which calculations, payments, and the value of the derivatives are based. Notional amounts do not represent direct credit exposures. The fair value of the derivative instruments is reflected on the Company’s consolidated balance sheet as other assets and other liabilities as appropriate. Changes in fair values are recorded in miscellaneous income in the consolidated statements of income.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

The table below presents the interest rate swaps outstanding at December 31, 2018 and 2017:

	With commercial		With third-party
	loan borrowers		financial institutions
	December 31,		December 31,
	2018	2017	2018	2017
	(dollars in thousands)
Notional amount	$28,320	$17,251	$28,320	$17,251
Receive (pay) fixed rate (weighted average)	5.09%	4.62%	(5.09)%	(4.62)%
Receive (pay) variable rate (weighted average)	(5.06)%	(4.05)%	5.06%	4.05%
Weighted average remaining years	12.8 years	13.2 years	12.8 years	13.2 years
Unrealized fair value gain (loss)	$264	$67	$(264)	$(67)

14.	OTHER COMMITMENTS AND CONTINGENCIES

Credit-related financial instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit which involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets. At December 31, 2018 and 2017, the following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2018	2017
	(In thousands)

Commitments to grant loans	$9,417	$6,597
Unadvanced funds on home equity lines of credit	41,769	35,759
Unadvanced funds on commercial lines of credit	32,511	30,368
Unadvanced funds on construction loans	65,542	51,409
Standby letters of credit	1,427	1,176
Overdraft lines of credit	486	503

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

Years Ended December 31, 2018 and 2017

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

Federal banking regulations require a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6%, a minimum ratio of total capital to risk-weighted assets of 8% and a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets above adequately capitalized levels to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer and certain deductions from and adjustments to regulatory capital and risk-weighted assets were phased in over several years. The required minimum conservation buffer as of December 31, 2018 is 1.875%. The conservation buffer of 2.5% was fully phased in on January 1, 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes that the Company’s capital levels will remain characterized as “well-capitalized” throughout the phase-in periods.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

As of December 31, 2018, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Common Equity Tier 1 risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the recent notification that management believes have changed the Bank’s category. The Bank’s capital amounts and ratios as of December 31, 2018 and 2017 are presented in the following tables:

	Actual		Minimum to be Adequately Capitalized under Prompt Corrective Action Provisions		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2018

Total capital to risk-weighted assets	$79,222	12.3%	$51,474	8.0%	$64,342	10.0%

Common equity Tier 1 capital to risk-weighted assets	72,484	11.3	28,954	4.5	41,822	6.5

Tier 1 capital to risk-weighted assets	72,484	11.3	38,605	6.0	51,474	8.0

Tier 1 capital to average assets	72,484	8.4	34,347	4.0	42,934	5.0

December 31, 2017

Total capital to risk-weighted assets	$71,795	11.7%	$49,009	8.0%	$61,262	10.0%

Common equity Tier 1 capital to risk-weighted assets	65,642	10.7	27,568	4.5	39,820	6.5

Tier 1 capital to risk-weighted assets	65,642	10.7	36,757	6.0	49,009	8.0

Tier 1 capital to average assets	65,642	8.4	31,382	4.0	39,228	5.0

16.	EMPLOYEE BENEFIT PLANS

401(k) plan

The Company has a 401(k) plan which provides for voluntary contributions by participating employees subject to IRS limitations. In 2018 and 2017, the Company matched the employee’s voluntary contribution at a level of 100% of the employee’s contributions up to the first 7% of the employee’s compensation. Total plan expense for the years ended December 31, 2018 and 2017 amounted to $338 thousand and $353 thousand, respectively.

Supplemental retirement agreement

The Company has entered into a supplemental retirement agreement with a current officer, which provides for payments upon attaining the retirement age specified in the agreement. The present value of these future payments is accrued over the remaining service term and at December 31, 2018 and 2017, amounted to $1.3 million and $1.1 million, respectively. Supplemental retirement benefits generally vest as they are accrued, however a termination of employment subsequent to a change in control of the Company will result in the vesting of all benefits that would have accrued to the officer’s normal retirement date. Total supplemental retirement expense for the years ended December 31, 2018 and 2017 amounted to $242 thousand and $224 thousand, respectively.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

Endorsement split-dollar life insurance arrangements

The Company is the sole owner of life insurance policies pertaining to certain of the Company’s executives. The Company has entered into agreements with these executives whereby the Company has agreed to maintain a life insurance policy in effect during the executives’ retirement, which will pay to the executives’ estates or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies. Total split-dollar insurance expense totaled $2 thousand and $9 thousand for the years ended December 31, 2018 and 2017, respectively.

Employee bonus program

The Company has established an employee bonus program whereby approximately 10% to 20% of the Company’s consolidated income, before income taxes and incentive compensation expense, is allocated for distribution to eligible employees. Total related bonus expense for the years ended December 31, 2018 and 2017 amounted to $1.4 million and $1.2 million, respectively.

Equity incentive plan

Under the Company’s 2016 Equity Incentive Plan, the Company may grant restricted stock awards to its employees and directors for up to 75,000 shares of its common stock. A restricted stock award (the “award”) is a grant of shares of Company common stock for no consideration, subject to a vesting schedule or the satisfaction of market conditions or performance criteria. Awarded shares are held in reserve for each grantee by the Company’s transfer agent, and will be issued from previously authorized but unissued shares upon vesting. The fair value of the stock awards, based on the market price at the grant date, will be recognized over the five-year vesting period. During 2018, the Board of Directors granted stock awards of 3,000 to certain directors. The fair value of the stock awards, based on the market price of the stock on the grant dates, was recorded as unearned compensation, and is being amortized over the vesting period.

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

The Company’s 2012 Equity Incentive Plan was terminated upon approval of the 2016 Equity Incentive Plan.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

Stock Options

A summary of option activity under the 2012 Equity Incentive Plan for the year ended December 31, 2018 is presented below:

	Outstanding				Non-vested
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted Average Grant Date Fair Value
	(In thousands)		(In years)	(In thousands)	(In thousands)
Balance at January 1, 2018	212	$16.05			18	$4.29
Vested	—	—			8	4.46
Exercised	(19)	15.35			—	—

Balance at December 31, 2018	193	$16.11	4.23	$2,242	10	$4.13
Exercisable at December 31, 2018	183	$15.21	3.85	$2,094

For the years ended December 31, 2018 and 2017, share-based compensation expense applicable to the stock options was $36 thousand and $169 thousand, respectively. There was no recognized tax benefit related to this expense for the year ended December 31, 2018. The recognized tax benefit related to this expense was $28 thousand for the year ended December 21, 2017.

Unrecognized compensation expense for non-vested stock options totaled $33 thousand as of December 31, 2018, which will be recognized over the remaining vesting period of 1.25 years.

Stock Awards

For the years ended December 31, 2018 and 2017, respectively, 3,000 and 15,000 restricted stock awards were granted with weighted average grant date fair values of $34.00 and $27.22.

The following table presents the activity in non-vested stock awards under the equity incentive plans for the year ended December 31, 2018:

	Number of Shares	Grant-date Fair Value
	(In thousands)
Non-vested stock awards at beginning of year	41	$23.20
Restricted shares granted	3	34.00
Shares vested	(16)	23.82

Non-vested stock awards at end of year	28	$23.97

For the year ended December 31, 2018 and 2017, compensation expense applicable to the stock awards was $343 thousand and $445 thousand, respectively, and the recognized tax benefit related to this expense was $97 thousand and $178 thousand, respectively. Unrecognized compensation expense for non-vested restricted stock totaled $600 thousand as of December 31, 2018, which will be recognized over the remaining weighted average vesting period of 2.91 years.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2018 and 2017

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

The Company granted a loan to the ESOP for the purchase of shares of the Company’s common stock on the closing date of the Company’s mutual to stock conversion in 2012. As of December 31, 2018, the ESOP holds 177,899 shares or 7.0% of the common stock outstanding on that date. The loan obtained by the ESOP from the Company to purchase common stock is payable annually over 15 years at the rate of 3.25% per annum. The loan can be prepaid without penalty. Loan payments are expected to be funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares will be distributed to participants and cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

At December 31, 2018, the remaining principal balance on the ESOP debt is payable as follows:

Year Ending December 31,	Amount
(In thousands)

2019	$127
2020	131
2021	135
2022	140
2023	144
Thereafter	462

$1,139

Shares held by the ESOP include the following:

	December 31,
	2018	2017

Allocated	75,193	65,250
Unallocated	102,706	115,543

	177,899	180,793

The fair value of unallocated shares was $2.8 million and $3.4 million at December 31, 2018 and 2017, respectively.

Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2018 and 2017 was $406 thousand and $348 thousand, respectively.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

17.	RELATED PARTY TRANSACTIONS

Information pertaining to loans to directors, executive officers and their affiliates (exclusive of loans to any such persons which in the aggregate do not exceed $60 thousand) is as follows:

	Years Ended December 31,
	2018	2017
	(In thousands)

Balance at beginning of year	$3,460	$3,356
Principal additions (1)	5,820	1,097
Principal reductions (2)	(1,407)	(993)
Balance at end of year	$7,873	$3,460

(1) In 2018, includes $5.7 million of loans associated with a newly appointed director during the year, which represent the outstanding loan balances at the effective date of appointment.

(2) In 2018, includes amounts associated with individuals no longer considered to be an insider as of December 31, 2018.

Such loans are made in the ordinary course of business at the Company’s normal credit terms, except for certain loans, which were granted with an interest rate discount of 0.50% under the Company’s Mortgage Discount Program. This program applies only to fixed- or adjustable-rate mortgage loans that are held in the Company’s portfolio. The program is offered to all full- and part-time employees of the Company and to all members of its Board of Directors.

Deposits from related parties held by the Bank amounted to $7.8 million at December 31, 2018 and 2017, respectively.

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

Determination of fair value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various assets and liabilities. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the assets and liabilites.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2018 and 2017

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

Accrued interest: The carrying amounts of accrued interest approximate fair value

Forward loan sale commitments and derivative loan commitments: The fair value of forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans, including servicing values as applicable. The fair value of derivative loan commitments also considers the probability of such commitments being exercised.

Interest rate swap agreements: The fair values of interest rate swap agreements are based on a valuation model that uses primarily observable inputs, such as benchmark yield curves and interest rates and also the value associated with the counterparty risk. Credit risk adjustments consider factors such as the likelihood of default by the Company and its counterparties, its net exposure and remaining contractual life.

Off-balance sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair values of these instruments are considered immaterial.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and 2017 are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
December 31, 2018

Assets
Securities available for sale	$—	$66,770	$—	$66,770
Interest rate swap agreements	—	264	—	264
	$—	$67,034	$—	$67,034

Liabilites
Interest rate swap agreements	$—	$264	$—	$264

December 31, 2017
Assets
Securities available for sale	$—	$66,486	$—	$66,486
Interest rate swap agreements	—	67	—	67
	$—	$66,533	$—	$66,533

Liabilites
Interest rate swap agreements	$—	$67	$—	$67

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

There are no assets or liabilities at December 31, 2018 and 2017 measured at fair value on a non-recurring basis.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2018 and 2017

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

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
		(In thousands)

December 31, 2018
Financial assets:
Cash and cash equivalents	$42,650	$42,650	$—	$—	$42,650
Certificates of deposit	100	100	—	—	100
Securities available for sale	66,770	—	66,770	—	66,770
FHLB stock	4,747	—	—	4,747	4,747
Loans, net	737,032	—	—	732,427	732,427
Accrued interest receivable	2,288	—	—	2,288	2,288
Interest rate swap agreements	264	—	264	—	264

Financial liabilities:
Deposits	$717,931	$—	$—	$716,685	$716,685
Short-term borrowings	15,000	—	15,000	—	15,000
Long-term debt	58,528	—	58,192	—	58,192
Subordinated debt	9,832	—	—	9,691	9,691
Accrued interest payable	487	—	—	487	487
Interest rate swap agreements	264	—	264	—	264

December 31, 2017
Financial assets:
Cash and cash equivalents	$28,462	$28,462	$—	$—	$28,462
Certificates of deposit	100	100	—	—	100
Securities available for sale	66,486	—	66,486	—	66,486
FHLB stock	5,937	—	—	5,937	5,937
Loans, net	686,302	—	—	694,614	694,614
Accrued interest receivable	2,140	—	—	2,140	2,140
Interest rate swap agreements	67	—	67	—	67

Financial liabilities:
Deposits	$616,742	$—	$—	$615,653	$615,653
Short-term borrowings	38,000	—	38,000	—	38,000
Long-term debt	77,174	—	76,906	—	76,906
Subordinated debt	9,802	—	—	9,598	9,598
Accrued interest payable	286	—	—	286	286
Interest rate swap agreements	67	—	67	—	67

