Form 10-Q
period 2019-03-31
Wellesley Bancorp, Inc.
filed 2019-05-09
CIK 1526952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company and an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth” company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 7(a)(2)(B) of the Securities Act

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which Registered
Common Stock, par value $0.01 per share	WEBK	The NASDAQ Stock Market LLC

As of April 30, 2019, there were 2,550,538 shares of the registrant’s common stock outstanding.

WELLESLEY BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Assets

Cash and due from banks	$7,767	$7,678
Short-term investments	28,554	34,972
Total cash and cash equivalents	36,321	42,650

Certificates of deposit	100	100
Securities available for sale, at fair value	64,023	66,770
Federal Home Loan Bank of Boston stock, at cost	3,842	4,747

Loans	785,511	743,770
Less allowance for loan losses	(6,978)	(6,738)
Loans, net	778,533	737,032

Bank-owned life insurance	7,827	7,769
Operating lease, right-of-use asset	7,606	—
Premises and equipment, net	3,853	3,924
Accrued interest receivable	2,745	2,288
Net deferred tax asset	2,493	2,804
Other assets	4,753	3,336

Total assets	$912,096	$871,420

Liabilities and Stockholders’ Equity

Deposits:
Non-interest-bearing	$126,974	$116,926
Interest-bearing	623,949	601,005
Total deposits	750,923	717,931

Short-term borrowings	18,000	15,000
Long-term borrowings	53,197	58,528
Subordinated debt	9,840	9,832
Lease liability	7,626	—
Accrued expenses and other liabilities	5,329	4,999
Total liabilities	844,915	806,290

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 14,000,000 shares authorized, 2,537,644 and 2,525,611 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	25	25
Additional paid-in capital	26,676	26,462
Retained earnings	41,365	40,203
Accumulated other comprehensive income (loss)	110	(533)
Unearned compensation – ESOP	(995)	(1,027)
Total stockholders' equity	67,181	65,130
Total liabilities and stockholders' equity	$912,096	$871,420

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans and loans held for sale	$8,727	$7,227
Interest on debt securities:
Taxable	378	341
Tax-exempt	82	82
Interest on short-term investments and certificates of deposit	164	113
Dividends on FHLB stock	79	76
Total interest and dividend income	9,430	7,839
Interest expense:
Deposits	2,489	1,193
Short-term borrowings	110	123
Long-term debt	243	343
Subordinated debentures	157	158
Total interest expense	2,999	1,817

Net interest income	6,431	6,022
Provision for loan losses	240	65
Net interest income, after provision for loan losses	6,191	5,957

Non-interest income:
Customer service fees	39	43
Mortgage banking activities	28	9
Income on bank-owned life insurance	58	57
Wealth management fees	434	384
Miscellaneous	123	85
Total non-interest income	682	578
Non-interest expenses:
Salaries and employee benefits	3,040	2,721
Occupancy and equipment	804	718
Data processing	297	234
FDIC insurance	135	168
Professional fees	190	198
Advertising and marketing	79	74
Other general and administrative	550	445
Total non-interest expenses	5,095	4,558

Income before income taxes	1,778	1,977
Provision for income taxes	476	540

Net income	1,302	1,437

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	858	(872)
Income tax (provision) benefit	(215)	219

Total other comprehensive income (loss), net of tax	643	(653)

Comprehensive income	$1,945	$784

Earnings per common share:
Basic	$0.54	$0.60
Diluted	$0.52	$0.58
Weighted average shares outstanding:
Basic	2,431,324	2,392,592
Diluted	2,523,907	2,485,222

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2019 and 2018

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Unearned Compensation-	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Equity
	(Dollars in thousands)
Balance at December 31, 2017	2,506,532	$25	$25,601	$34,736	$39	$(1,156)	$59,245

Comprehensive income	—	—	—	1,437	(653)	—	784
Reclassification related to Tax Cuts and Jobs Act	—	—	—	(7)	7	—	—
Dividends paid to common stockholders ($0.05 per share)	—	—	—	(127)	—	—	(127)
Share-based compensation- equity incentive plan	—	—	107	—	—	—	2 107
ESOP shares committed to be allocated (3,209)	—	—	61	—	—	33	94
Balance at March 31, 2018	2,506,532	$25	$25,769	$36,039	$(607)	$(1,123)	$60,103
Balance at December 31, 2018	2,525,611	$25	$26,462	$40,203	$(533)	$(1,027)	$65,130

Comprehensive income	—	—	—	1,302	643	—	1,945
Restricted stock awards grant	11,500	—	—	—	—	—	—
Stock options exercised	2,553	—	48	—	—	—	48
Restricted stock forfeitures	(2,000)	—	—	—	—	—	—
Dividends paid to common stockholders ($0.055 per share)	—	—	—	(140)	—	—	(140)
Share-based compensation- equity incentive plan	—	—	102	—	—	—	102
ESOP shares committed to be allocated (3,209)	—	—	64	—	—	32	96

Balance at March 31, 2019	2,537,664	$25	$26,676	$41,365	$110	$(995)	$67,181

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$1,302	$1,437
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	240	65
Depreciation and amortization	187	196
Net amortization of securities	42	41
Principal balance of loans sold	1,228	1,085
Loans originated for sale	(1,228)	(1,085)
Accretion of net deferred loan fees	(142)	(137)
Amortization of subordinated debt issuance costs	8	8
Income on bank-owned life insurance	(58)	(57)
Deferred income tax provision	96	127
ESOP expense	96	94
Share-based compensation	102	107
Net change in other assets and liabilities	(1,524)	(616)
Net cash provided by operating activities	349	1,265

Cash flows from investing activities:

Activity in securities available for sale:
Maturities, prepayments and calls	3,563	826
Purchases	—	(2,462)
Redemption of Federal Home Loan Bank stock	905	73
Net loan (originations) principal payments	(41,599)	6,865
Additions to premises and equipment	(116)	(55)
Proceeds from sale of premises and equipment	—	14
Net cash (used) provided by investing activities	(37,247)	5,261

Cash flows from financing activities:
Net increase in deposits	32,992	26,167
Proceeds from issuance of long-term debt	3,000	21,000
Repayments of long-term debt	(8,331)	(10,167)
Increase (decrease) in short-term borrowings	3,000	(20,500)
Stock options exercised	48	—
Cash dividends paid on common stock	(140)	(127)
Net cash provided by financing activities	30,569	16,373

Net change in cash and cash equivalents	(6,329)	22,899
Cash and cash equivalents at beginning period	42,650	28,462
Cash and cash equivalents at end of period	$36,321	$51,361

Supplementary information:
Interest paid	$2,718	$1,682
Income taxes paid	330	330

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2018 Annual Report on Form 10-K. The results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other period.

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

General component

The general component is based on the following loan segments: residential real estate, commercial real estate, construction, commercial, home equity lines of credit and other consumer. Management considers a rolling average of historical losses for each segment based on a time frame appropriate to capture relevant loss data for each loan segment, generally three and 10 years. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume, concentrations and terms of loans; level of collateral protection; effects of changes in risk selection and underwriting standards; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no significant changes to the Company’s policies or methodology pertaining to the general component of the allowance during 2019 or 2018.

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

NOTE 3 – LEASE POLICY

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in our consolidated balance sheet. These operating leases provide the housing for our sales, branch locations, administration, operations, and ATMs.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities were recognized as of adoption date based on the present value of lease payments over the remaining lease term. As our leases do not provide an implicit rate, we use the Federal Home Loan Bank borrowing rates that best align with the lease term in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. For operating leases, the lease expense is recognized on a straight-line basis over the lease term.

The Bank has elected to adopt the lease guidance retrospectively at the beginning of 2019. The adoption did not result in any cumulative-effect adjustment to beginning retained earnings.

NOTE 4 – COMPREHENSIVE INCOME

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

The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

	March 31,	December 31,
	2019	2018
	(In thousands)

Unrealized holding gains (losses) on securities available for sale	$126	$(732)
Tax effect	(16)	199
Net-of tax amount	$110	$(533)

NOTE 5 – RECENT ACCOUNTING AND REGULATORY PRONOUNCEMENTS

Effective January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The purpose of this ASU is to eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Reform Act of 2018. Upon adoption of this update, the Company recorded a reclassification of $7 thousand to increase accumulated other comprehensive income and decrease retained earnings.

Effective January 1, 2019, the Company adopted FASB ASU 2016-02, Leases (Topic 842), which requires a lessee to record a right-to-use asset and liability representing the obligation to make lease payments for long-term leases. Upon adoption of the ASU, the Company recorded an increase in assets of $7.8 million and an increase in liabilities of $7.8 million on the Consolidated Balance Sheets as a result of recognizing the right-of-use assets and lease liabilities.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure expected credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Entities will now use forward-looking information to better form their credit loss estimates. Credit losses on available-for-sale debt securities should be measured in a manner similar to current GAAP; however, recognized credit losses will be presented as an allowance rather than as a write-down. This ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has implemented a committee led by the Company’s Chief Financial Officer, which includes the Chief Lending Officer, to assist in identifying, implementing and evaluating the impact of the required changes to the loan loss estimation model and processes. The Company has evaluated the portfolio segments and various methodologies and is currently evaluating potential loss modeling processes as well as related controls and procedures. Management will continue to closely monitor developments and additional guidance to determine the potential impact on the Company's consolidated financial statements.

NOTE 6 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2019
Residential mortgage-backed securities:
Government National Mortgage Association	$3,740	$56	$(31)	$3,765
Government-sponsored enterprises	11,113	60	(100)	11,073
SBA and other asset-backed securities	11,018	93	(79)	11,032
State and municipal bonds	12,878	310	(5)	13,183
Government-sponsored enterprise obligations	8,000	—	(93)	7,907
Corporate bonds	17,148	29	(114)	17,063

	$63,897	$548	$(422)	$64,023

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2018
Residential mortgage-backed securities:
Government National Mortgage Association	$3,846	$44	$(43)	$3,847
Government-sponsored enterprises	11,382	29	(188)	11,223
SBA and other asset-backed securities	11,720	64	(157)	11,627
State and municipal bonds	12,908	111	(111)	12,908
Government-sponsored enterprise obligations	8,000	—	(187)	7,813
Corporate bonds	18,151	28	(322)	17,857
U.S. Treasury bills	1,495	—	—	1,495

	$67,502	$276	$(1,008)	$66,770

There were no sales of available-for-sale securities for the three ended March 31, 2019 and 2018.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2019 are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$2,348	$2,336
After 1 year to 5 years	20,563	20,448
After 5 years to 10 years	7,160	7,212
After 10 years	7,955	8,157
	38,026	38,153
Mortgage- and asset-backed securities	25,871	25,870

	$63,897	$64,023

Expected maturities may differ from contractual maturities because the issuer, in certain instances, has the right to call or prepay obligations with or without call or prepayment penalties.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2019
Residential mortgage-backed securities:
Government National Mortgage Association	$—	$—	$(31)	$1,738
Government-sponsored enterprises	—	—	(100)	6,738
SBA and other asset-backed securities	(1)	341	(78)	3,477
State and municipal bonds	—	—	(5)	1,116
Government-sponsored enterprise obligations	—	—	(93)	7,907
Corporate bonds	(14)	3,984	(100)	11,314

	$(15)	$4,325	$(407)	$32,290

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2018
Residential mortgage-backed securities:
Government National Mortgage Association	$—	$—	$(43)	$1,755
Government-sponsored enterprises	(1)	103	(187)	7,880
SBA and other asset-backed securities	—	—	(157)	5,455
State and municipal bonds	(2)	386	(109)	6,257
Government-sponsored enterprise obligations	—	—	(187)	7,813
Corporate bonds	(29)	5,705	(293)	11,124

	$(32)	$6,194	$(976)	$40,284

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluations. At March 31, 2019, various debt securities have unrealized losses with aggregate depreciation of 1.1% from their aggregate amortized cost basis. These unrealized losses relate principally to the effect of interest rate changes on the fair value of debt securities and not an increase in credit risk of the issuers. As the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2019.

NOTE 7 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the ending balances of loans is as follows:

	March 31,	December 31,
	2019	2018
	(In thousands)
Real estate loans:
Residential – fixed	$68,273	$64,218
Residential – variable	312,691	318,292
Commercial	153,049	148,006
Construction	130,381	106,723
	664,394	637,239

Commercial loans:
Secured	75,590	61,563
Unsecured	5,219	5,327
	80,809	66,890

Consumer loans:
Home equity lines of credit	40,259	39,486
Other	150	163
	40,409	39,649

Total loans	785,612	743,778

Less:
Allowance for loan losses	(6,978)	(6,738)
Net deferred origination costs	(101)	(8)

Loans, net	$778,533	$737,032

The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2019 and 2018:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Three Months Ended March 31, 2019

Allowance at December 31, 2018	$2,216	1,602	$1,462	$1,124	$257	$3	$74	$6,738

Provision (credit) for loan losses	(14)	(241)	347	157	5	—	(14)	240

Allowance at March 31, 2019	$2,202	$1,361	$1,809	$1,281	$262	$3	$60	$6,978

Three Months Ended March 31, 2018

Allowance at December 31, 2017	$1,722	$1,520	$1,661	$917	$237	$2	$94	$6,153

Provision (credit) for loan losses	203	25	(228)	78	11	1	(25)	65

Allowance at March 31, 2018	$1,925	$1,545	$1,433	$995	$248	$3	$69	$6,218

Further information pertaining to the allowance for loan losses is as follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
March 31, 2019

Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	2,202	1,361	1,809	1,281	262	3	60	6,978

Total allowance	$2,202	$1,361	$1,809	$1,281	$262	$3	$60	$6,978

Impaired loan balances	$742	$2,773	$—	$—	$—	$—	$—	$3,515
Non-impaired loan balances	380,222	150,276	130,381	80,809	40,259	150	—	782,097

Total loans	$380,964	$153,049	$130,381	$80,809	$40,259	$150	$—	$785,612

December 31, 2018

Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	2,216	1,602	1,462	1,124	257	3	74	6,738

Total allowance	$2,216	$1,602	$1,462	$1,124	$257	$3	$74	$6,738

Impaired loan balances	$746	2,846	$—	$—	$—	$—	$—	$3,592
Non-impaired loan balances	381,764	145,160	106,723	66,890	39,486	163	—	740,186

Total loans	$382,510	$148,006	$106,723	$66,890	$39,486	$163	$—	$743,778

The following is a summary of past due and non-accrual loans at March 31, 2019 and December 31, 2018:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Non-accrual Loans
	(In thousands)

March 31, 2019

Residential real estate	$1,214	$578	$—	$1,792	$—	$578
Commercial real estate	—	—	550	550	—	550
Consumer loans	34	—	—	34	—	—

Total	$1,248	$578	$550	$2,376	$—	$1,128

December 31, 2018

Residential real estate	$1,551	$—	$—	$1,551	$—	$581
Commercial real estate	—	—	556	556	—	556

Total	$1,551	$—	$556	$2,107	$—	$1,137

The following is a summary of impaired loans:

	March 31, 2019		December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$742	$759	$746	$764
Commercial real estate	2,773	2,899	2,846	2,974

Total impaired loans	$3,515	$3,658	$3,592	$3,738

Further information pertaining to impaired loans follows:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
Residential real estate	$744	$6	$4	$171	$2	$—
Commercial real estate	2,809	33	8	570	20	20

Total	$3,553	$39	$12	$741	$22	$20

No additional funds are committed to be advanced in connection with impaired loans.

There were no new troubled debt restructurings recorded during the three months ended March 31, 2019 and 2018.

There were no TDRs that defaulted, generally considered 90 days past due or longer, during the three months ended March 31, 2019 and 2018, and for which default was within one year of the restructure date. TDRs did not have a material impact on the allowance for loan losses for the three months ended March 31, 2019 and 2018.

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

The following table presents the Company’s loans by risk rating:

	March 31, 2019				December 31, 2018
	Commercial Real Estate	Construction	Commercial	Total	Commercial Real Estate	Construction	Commercial	Total
	(In thousands)

Loans rated 1-4	$149,368	$130,381	$78,939	$358,688	$144,243	$106,723	$65,245	$316,211
Loans rated 5	908	—	1,870	2,778	917	—	1,645	2,562
Loans rated 6	2,223	—	—	2,223	2,290	—	—	2,290
Loans rated 7	550	—	—	550	556	—	—	556

Total	$153,049	$130,381	$80,809	$364,239	$148,006	$106,723	$66,890	$321,619

NOTE 8 - DERIVATIVE INSTRUMENTS

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

Outstanding derivative loan commitments expose the Company to the potential for changes in the fair value of the underlying loans as interest rates change, along with the value of the loan commitment. If interest rates increase, the value of these loan commitments will decrease. Conversely, if interest rates decrease, the value of these loan commitments will increase. The notional amount of undesignated derivative loan commitments was $1.3 million at March 31, 2019. The fair value of these commitments was an asset of $6 thousand.

There were no outstanding derivative loan commitments at December 31, 2018.

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

The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. The notional amount of undesignated forward loan sale commitments was $1.3 million at March 31, 2019. The fair value of these commitments was an asset of $3 thousand.

There were no undesignated forward loan sale commitments at December 31, 2018.

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

A summary of the interest rate swaps is as follows:

	With commercial		With third-party
	loan borrowers		financial institutions
	March 31,	December 31,	March 31,	December 31,
	2019	2018	2019	2018
	(dollars in thousands)

Notional amount	$36,476	$28,320	$36,476	$28,320
Receive (pay) fixed rate weighted average	4.49%	5.09%	(4.49)%	(5.09)%
Receive (pay) variable rate weighted average	(4.33)%	(5.06)%	4.33%	5.06%
Weighted average remaining years	10.8 years	12.8 years	10.8 years	12.8 years
Unrealized fair value gain (loss)	$1,105	$264	$(1,105)	$(264)

NOTE 9 – FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018 are summarized below.

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
March 31, 2019

Assets
Securities available for sale	$—	$64,023	$—	$64,023
Interest rate swap agreements	—	1,105	—	1,105
Derivative loan commitments	—	6	—	6
Forward loan sale commitments	—	3	—	3
	$—	$65,137	$—	$65,137

Liabilities
Interest rate swap agreements	$—	$1,105	$—	$1,105

December 31, 2018

Assets
Securities available for sale	$—	$66,770	$—	$66,770
Interest rate swap agreements	—	264	—	264
	$—	$67,034	$—	$67,034

Liabilities
Interest rate swap agreements	$—	$264	$—	$264

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

There are no assets or liabilities measured at fair value on a non-recurring basis at March 31, 2019 and December 31, 2018.

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

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2019
Financial assets:
Cash and cash equivalents	$36,321	$36,321	$—	$—	$36,321
Certificates of deposit	100	100	—	—	100
Securities available for sale	64,023	—	64,023	—	64,023
FHLB stock	3,842	—	—	3,842	3,842
Loans, net	778,533	—	—	780,721	780,721
Accrued interest receivable	2,745	—	—	2,745	2,745
Interest rate swap agreements	1,105	—	1,105	—	1,105
Forward loan sale commitments	6	—	6	—	6
Derivative loan commitments	3	—	3	—	3

Financial liabilities:
Deposits	$750,923	$—	$—	750,185	750,185
Short-term borrowings	18,000	—	18,000	—	18,000
Long-term debt	53,197	—	53,021	—	53,021
Subordinated debt	9,840	—	—	9,717	9,717
Accrued interest payable	767	—	—	767	767
Interest rate swap agreements	1,105	—	1,105	—	1,105

December 31, 2018
Financial assets:
Cash and cash equivalents	$42,650	$42,650	$—	$—	$42,650
Certificates of deposit	100	100	—	—	100
Securities available for sale	66,770	—	66,770	—	66,770
FHLB stock	4,747	—	—	4,747	4,747
Loans, net	737,032	—	—	732,427	732,427
Accrued interest receivable	2,288	—	—	2,288	2,288
Interest rate swap agreements	264	—	264	—	264

Financial liabilities:
Deposits	$717,931	$—	$—	$716,685	$716,685
Short-term borrowings	15,000	—	15,000	—	15,000
Long-term debt	58,528	—	58,192	—	58,192
Subordinated debt	9,832	—	—	9,691	9,691
Accrued interest payable	487	—	—	487	487
Interest rate swap agreements	264	—	264	—	264

NOTE 10 – EMPLOYEE STOCK OWNERSHIP PLAN

The Bank maintains an Employee Stock Ownership Plan (the “ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

The Company granted a loan to the ESOP to purchase shares of the Company’s common stock on the closing date of the Company’s mutual to stock conversion in 2012. As of March 31, 2019, the ESOP held 177,872 shares or 7.0% of the common stock outstanding on that date. The loan is payable annually over 15 years at the rate of 3.25% per annum. The loan can be prepaid without penalty. Loan payments are expected to be funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are reinvested into shares to participants and cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Shares held by the ESOP at March 31, 2019 include the following:

Allocated	75,166
Committed to be allocated	3,210
Unallocated	99,496
177,872

The fair value of unallocated shares was $3.0 million at March 31, 2019.

Total compensation expense recognized in connection with the ESOP for the three months ended March 31, 2019 and March 31, 2018 was $96 thousand and $94 thousand, respectively.

NOTE 11 – EQUITY INCENTIVE PLANS

Under the Company’s 2016 Equity Incentive Plan, the Company may grant restricted stock awards to its employees and directors for up to 75,000 shares of its common stock. A restricted stock award (the “award”) is a grant of shares of Company common stock for no consideration, subject to a vesting schedule or the satisfaction of market conditions or performance criteria. Awarded shares are held in reserve for each grantee by the Company’s transfer agent, and will be issued from previously authorized but unissued shares upon vesting. The fair value of the stock awards, based on the market price at the grant date, will be recognized over the five-year vesting period. At March 31, 2019, there remain 19,500 shares available to award under the Plan.

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

The Company’s 2012 Equity Incentive Plan was terminated upon approval of the 2016 Equity Incentive Plan.

Stock Options

A summary of option activity under the 2012 Equity Incentive Plan for the three months ended March 31, 2019 is presented below:

	Outstanding				Non-vested
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted Average Grant Date Fair Value
	(In thousands)		(In years)	(In thousands)	(In thousands)
Balance at January 1, 2019	193	$16.11			10	$4.13
Forfeited	(3)	19.07			(3)	4.01
Exercised	(2)	18.95			—	—

Balance at March 31, 2019	188	$16.03	3.88	$2,721	7	$4.18
Exercisable at March 31, 2019	180	$15.15	3.54	$2,555

For the three months ended March 31, 2019 and 2018, compensation expense applicable to the stock options was $7 thousand and $9 thousand, respectively. There was no recognized tax benefit related to this expense for the period ended March 31, 2019 and March 31, 2018, respectively.

Unrecognized compensation expense for non-vested stock options totaled $18 thousand as of March 31, 2019, which will be recognized over the remaining weighted average vesting period of 1.0 years.

Stock Awards

For the three months ended March 31, 2019, there were 11,500 restricted stock awards granted with a weighted average grant date fair value of $28.25.

The following table presents the activity in non-vested stock awards under the equity incentive plans for the three months ended March 31, 2019:

	Number of Shares	Grant-date Fair Value
	(In thousands)
Non-vested stock awards at beginning of year	27	$23.97
Restricted shares granted	12	28.25
Restricted shares forfeited	(2)	20.78

Non-vested stock awards at end of quarter	37	$25.47

There was no activity in non-vested restricted stock awards under the 2016 or the 2012 Equity Incentive Plan for the three months ended March 31, 2018.

For the three months ended March 31, 2019 and 2018, compensation expense applicable to the stock awards was $95 thousand and $98 thousand, respectively, and the recognized tax benefit related to this expense was $27 thousand, respectively.

Unrecognized compensation expense for non-vested restricted stock totaled $795 thousand as of March 31, 2019, which will be recognized over the remaining weighted average vesting period of 3.35 years.

NOTE 12 – EARNINGS PER COMMON SHARE

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

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income applicable to common stock	$1,302	$1,437

Average number of common shares issued	2,532	2,506
Less: Average unallocated ESOP shares	(101)	(114)

Average number of common shares outstanding used to calculate basic earnings per common share	2,431	2,392
Effect of dilutive stock options	93	93

Average number of common shares outstanding used to calculate diluted earnings per share	2,524	2,485

Earnings per common share:
Basic	$0.54	$0.60
Diluted	$0.52	$0.58

There were no anti-dilutive options that would have been excluded from the computations of diluted earnings per share for the three months ended March 31, 2019 and 2018. Anti-dilutive shares are common stock equivalents with exercise prices in excess of the average market value of the Company’s stock for the periods presented.

NOTE 13 – LEASES

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of March 31, 2019, the Company leases real estate for several branch locations, operational office space, and ATM locations.

The operating lease expense for the three-months ended March 31, 2019 was $416 thousand.

The table below summarized other information related to our operating leases as of March 31, 2019:

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases, in thousands	$396
Weighted average remaining lease term –operating leases, in years	5.8
Weighted average discount rate-operating leases	3.12%

The table below summarizes the maturity of the operating lease liabilities as of March 31, 2019:

(In thousands)
2019	$1,199
2020	1,633
2021	1,483
2022	1,182
2023	1,101
Thereafter	1,768
Total lease payments	8,366
Less imputed interest	(740)
Present value of lease liabilities	$7,626

The Bank is under agreement to take possession of an additional 4,431 square feet of office space in 2020 for a term of 74 months that is expected to increase the Bank’s ROU assets by $1.3 million.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the changing quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and, changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in the Company’s 2018 Annual Report on Form 10-K under the section titled “Item 1A.–Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

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

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

General. Total assets increased $40.7 million, or 4.7%, from $871.4 million at December 31, 2018 to $912.1 million at March 31, 2019. Total asset growth was primarily related to an increase in the loan portfolio of $41.8 million or 5.6%, and the addition of an operating lease right-of-use asset of $7.6 million, partially offset by a decrease in cash and cash equivalents of $6.3 million, or 14.8%, and a decrease of $2.7 million in securities available for sale.

Loans. The loan portfolio increased $41.8 million. Construction loans increased $23.7 million, or 22.2%, primarily due to the addition of several projects during the period. Commercial loans increased $13.9 million, or 20.8%. Commercial real estate loans increased $5.0 million, or 3.4%, as we have had success in expanding our business development efforts. Residential real estate loans decreased $1.6 million, or 0.4%, to $380.9 million, compared to $382.5 million at December 31, 2018.

At March 31, 2019, past due loans totaled $2.4 million as compared to $2.1 million at December 31, 2018. Substantially all delinquent loans are secured by real estate collateral with values exceeding outstanding loan principal. There were no charge-offs on delinquent loans during the three months ended March 31, 2019 and March 31, 2018.

Securities. Total securities decreased from $66.8 million at December 31, 2018 to $64.0 million at March 31, 2019.

Deposits. Total deposits increased $33.0 million, or 4.6%, from $717.9 million at December 31, 2018 to $750.9 million at March 31, 2019. Money market accounts increased $31.0 million, or 15.2%. Demand deposits and NOW accounts increased $10.2 million, or 6.6%, to $164.0 million as growth was realized in both retail and commercial accounts. Deposit growth was driven through our continued emphasis on primary relationships as well as targeted offers on interest-bearing accounts. Certificates of deposit decreased $6.4 million, or 2.3%, to $271.9 million. Savings account balances decreased $1.8 million to $80.4 million at March 31, 2019.

Borrowings. We use borrowings, primarily from the FHLB, to supplement our supply of funds for loans and securities, and to support short-term liquidity needs of the institution. Long-term debt, consisting entirely of FHLB advances, decreased $5.3 million, or 9.1%, for the three months ended March 31, 2019. Short-term borrowings consist entirely of advances from the FHLB with initial maturities less than one year. Balances of short-term borrowings increased $3.0 million, or 20.0%, from December 31, 2018. Subordinated debt was $9.8 million at March 31, 2019 and December 31, 2018.

Stockholders’ Equity. Stockholders’ equity increased $2.1 million, or 3.2%, from $65.1 million at December 31, 2018 to $67.2 million at March 31, 2019. The increase was primarily a result of net income for the three month period of $1.3 million and an after-tax increase in the fair value of available for sale securities of $643 thousand, partially offset by dividends paid of $140 thousand.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Overview. Net income for the three months ended March 31, 2019 was $1.3 million, compared to net income of $1.4 million for the three months ended March 31, 2018, a decrease of $135 thousand or 9.4%. The $135 thousand decrease was primarily due to an increase in non-interest expense and an increase in the provision for loan losses offset by an increase in net interest income and non-interest income. Net interest income increased $409 thousand to $6.4 million, non-interest income increased $104 thousand to $682 thousand and the provision for loan loss increased $175 thousand to $240 thousand in the 2019 quarter. Non-interest expense increased $537 thousand and totaled $5.1 million for the three months ended March 31, 2019. Income tax expense decreased $64 thousand to $476 thousand, as compared to the 2018 period.

Net Interest Income. Net interest income for the three months ended March 31, 2019 increased $409 thousand, or 6.8%, as compared to the three months ended March 31, 2018. The increase in interest income was due to increases in the average balances of loans and an increasing yield. Interest expense increased, driven by overall deposit growth, and higher rates offered on certificates of deposit and money market accounts.

Interest and dividend income increased $1.6 million, or 20.3%, from $7.8 million for the three months ended March 31, 2018 to $9.4 million for the three months ended March 31, 2019. The average balance of interest-earning assets increased 9.7%, while the average rate earned on these assets increased by 39 basis points (“bps”). Interest and fees on loans increased $1.5 million, or 20.8%, due, in part, to a 12.6% increase in the average balance of loans. The average rate earned on loans increased 30 bps to 4.59%. Interest income from investments increased $37 thousand, or 10.9%, due primarily to an increase in the average yields for the three months ended March 31, 2019 as compared to the prior year period.

Interest expense increased $1.2 million, or 65.1% primarily due to an increase in average balances of interest-bearing deposits and an increase in rates. Our funding costs have responded more quickly than loan income to the change in interest rates. Deposit expense increased $1.3 million, or 108.6%. The average balance of interest-bearing deposits increased $102.5 million, or 20.0%, in the three months ended March 31, 2019, compared to the same period in 2018 and the average rate paid on interest bearing deposits increased 69 bps. The cost of term certificates of deposit increased $642 thousand to $1.5 million as balances in our retail products increased. Rates paid on certificates of deposit balances increased to 2.12%, up from 1.43% in the same period last year. In the 2019 period, interest expense on money market accounts increased by $642 thousand to $875 thousand. The rate paid on money market accounts increased 95 bps primarily due to a higher tiered-rate structure for these accounts than in the prior year, along with the increase of the average balance of money market accounts of $77.8 million to $220.8 million, as compared to the prior year period.

Interest expense on short-term borrowings totaled $110 thousand in the three month period ended March 31, 2019, compared to $123 thousand in the three months ended March 31, 2018. Decreases in average balances were offset by increases in the rates by 121 bps.

Long-term debt expense decreased $100 thousand to $243 thousand in the three month period ended March 31, 2019 compared to $343 thousand the three months ended March 31, 2018. The average balance of long-term FHLB advances decreased from $87.0 million to $56.2 million, while rates paid on long-term FHLB advances increased from 1.60% to 1.75%.

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

	For the Three Months Ended March 31,
	2019			2018
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
Interest-earning assets:
Short-term investments	$24,151	$164	2.76%	$29,411	$113	1.55%
Debt securities:
Taxable	52,043	378	2.94	53,945	341	2.57
Tax-exempt	12,993	82	2.55	13,082	82	2.54
Total loans and loans held for sale	770,975	8,727	4.59	684,876	7,227	4.29
FHLB stock	3,882	79	8.27	6,064	76	5.07
Total interest-earning assets	864,044	9,430	4.43	787,378	7,839	4.04
Allowance for loan losses	(6,831)			(6,196)
Total interest-earning assets less allowance for loan losses	857,213			781,182
Non-interest-earning assets	30,626			23,308
Total assets	$887,839			$804,490
Interest-bearing liabilities:
Regular savings accounts	$79,201	119	0.61	$98,833	113	0.46
NOW checking accounts	33,574	28	0.34	35,854	22	0.25
Money market accounts	220,764	875	1.61	142,979	233	0.66
Certificates of deposit	280,242	1,467	2.12	233,631	825	1.43
Total interest-bearing deposits	613,781	2,489	1.64	511,297	1,193	0.95
Short-term borrowings	15,592	110	2.87	30,011	123	1.66
Long-term debt	56,232	243	1.75	87,033	343	1.60
Subordinated debt	9,835	157	6.49	9,805	158	6.53
Total interest-bearing liabilities	695,440	2,999	1.75	638,146	1,817	1.15
Non-interest-bearing demand deposits	115,629			102,362
Other non-interest-bearing liabilities	10,269			3,948
Total liabilities	821,338			744,456
Stockholders’ equity	66,501			60,034
Total liabilities and stockholders’ equity	$887,839			$804,490
Net interest income		$6,431			$6,022
Net interest rate spread (2)			2.68%			2.88%
Net interest-earning assets (3)	$168,604			$149,232
Net interest margin (4)			3.02%			3.10%
Average total interest-earning assets to average total interest-bearing liabilities	124.24%			123.39%

(1)	Ratios for the three month period have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
	Increase (Decrease) Due to		Total Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Short-term investments	$(16)	$67	$51
Debt securities:
Taxable	(11)	48	37
Tax-exempt	—	—	—
Total loans and loans held for sale	951	549	1,500
FHLB stock	(4)	7	3
Total interest-earning assets	920	671	1,591

Interest-bearing liabilities:
Regular savings	(10)	16	6
NOW checking	(1)	7	6
Money market	177	465	642
Certificates of deposit	188	454	642
Total interest-bearing deposits	354	942	1,296
Short-term borrowings	25	(38)	(13)
Long-term debt	(137)	37	(100)
Subordinated debt	—	(1)	(1)
Total interest-bearing liabilities	242	940	1,182

Increase (decrease) in net interest income	$678	$(269)	$409

Provision for Loan Losses. The provision for loan losses was $240 thousand for the three months ended March 31, 2019, compared to $65 thousand for the three months ended March 31, 2018. In the 2019 period, the provision reflects the increased net loan originations, the shift in the portfolio’s loan mix and management’s estimate of loan losses based upon historical loan portfolio performance as well as environmental considerations such as the strength of the regional economy and organizational knowledge and expertise.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Allowance at beginning of period	$6,738	$6,153
Provision for loan losses	240	65
Charge-offs	—	—
Recoveries	—	—
Net charge-offs	—	—

Allowance at end of period	$6,978	$6,218
Allowance for loan losses to nonperforming loans at end of period	619.10%	504.52%
Allowance for loan losses to total loans at end of period	0.88%	0.91%
Net charge-offs to average loans outstanding during the period	0.00%	0.00%

Non-interest Income. Non-interest income totaled $682 thousand, an increase of $104 thousand or 18.0%. Wealth management fees increased $50 thousand, or 13.0%, as compared to the prior year as total assets under management totaled $419.3 million as of March 31, 2019, up from $406.6 million at March 31, 2018. Income from mortgage banking activities in 2019 increased $19 thousand as sales of residential mortgage loans were higher as compared to the prior year. Other miscellaneous income increased $38 thousand primarily due to increases in fees on customer loan interest rate swaps.

Non-interest Expense. Non-interest expense totaled $5.1 million for the three months ended March 31, 2019, compared to $4.6 million for the three months ended March 31, 2018, an increase of $537 thousand. Salaries and employee benefits increased $319 thousand due to annual merit and benefit cost increases along with increases to staff. Occupancy and equipment costs increased $86 thousand as a result of the consolidation and relocation of business operations to new office space and annual rent adjustments. FDIC insurance expense decreased $33 thousand due to lower assessment rates. Data processing costs increased $63 thousand and all other non-interest expense increased $102 thousand attributable to expanding business volumes and operations.

Income Taxes. An income tax provision of $476 thousand was recorded during the quarter ended March 31, 2019, compared to a provision of $540 thousand in the comparable 2018 quarter. The effective tax rate for the 2019 three month period was 26.8%, compared to 27.3% for the 2018 three month period.

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

Our most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and securities available for sale. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At March 31, 2019, cash and cash equivalents, which include short-term investments, totaled $36.3 million. Securities classified as available-for-sale, whose aggregate fair value is $64.0 million, provide additional sources of liquidity.

At March 31, 2019, we had $18.0 million in short-term borrowings outstanding, represented entirely by FHLB advances, and $53.2 million in long-term debt, also consisting entirely of FHLB advances. At March 31, 2019, we had a total of $124.2 million in unused borrowing capacity from the FHLB. Short-term borrowings are generally used to fund temporary cash needs due to the timing of loan originations and deposit gathering activities. Long-term debt is generally used to provide for longer-term funding needs of the Company, including the match funding of loans originated for portfolio. At March 31, 2019, we also had the ability to borrow $5.0 million from the Co-operative Central Bank on an unsecured basis, a credit line of $5.0 million with a correspondent bank, and $5.1 million from the Federal Reserve Bank under a collateralized borrowing program, none of which was outstanding at that date.

At March 31, 2019, we had $180.9 million in loan commitments outstanding, which included $72.2 million in unadvanced funds on construction loans, $40.5 million in unadvanced home equity lines of credit, $32.1 million in unadvanced commercial lines of credit, and $34.2 million in new loan originations.

Term certificates of deposit due within one year of March 31, 2019 amounted to $222.1 million, or 81.7%, of total term certificates, a decrease of $6.4 million from $228.5 million at December 31, 2018. Balances of term certificates maturing in more than one year totaled $49.8 million at March 31, 2019, relatively unchanged as compared to balances at December 31, 2018. Balances of term certificates that mature within one year reflect customer preferences for greater liquidity of personal funds, while longer-dated certificates reflect a willingness among customers to accept current interest rates for extended time periods. If maturing deposits are not renewed, we will be required to seek other sources of funds, including new term certificates and other borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing funds. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and will have to provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income will be dividends received from the Bank. Massachusetts banking law and FDIC regulations limit distributions of capital. In addition, the Company is subject to the policy of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality and overall financial condition. At March 31, 2019, the Company had $126 thousand of liquid assets as represented by cash and cash equivalents on an unconsolidated basis.

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

At March 31, 2019, the Bank was well-capitalized under the current rules.

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

For the three months ended March 31, 2019, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income and equity simulations. The simulations use projected repricing of assets and liabilities at March 31, 2019 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on the simulations. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position. When interest rates rise, loan prepayments tend to slow. When interest rates fall, loan prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slowed and would increase if prepayments accelerated. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

the following table reflects the estimated effects of changes in interest rates on the present value of our equity at March 31, 2019 and on our projected net interest income from March 31, 2019 through March 31, 2020. These estimates are in compliance with our internal policy limits.

	As of March 31, 2019			Over the Next 12 Months Ending March 31, 2020
	Present Value of Equity			Projected Net Interest Income
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
			(Dollars in thousands)
300 bp	$87,890	$(11,258)	(11.35)%	$26,105	$(800)	(2.97)%
200	94,075	(5,073)	(5.12)	26,560	(345)	(1.28)
0	99,148	—	—	26,905	—	—
(100)	96,774	(2,374)	(2.39)	27,058	153	0.57

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 29, 2019. As of March 31, 2019, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of Wellesley Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of Wellesley Bancorp, Inc. (2)

4.1	Form of 6.00% Fixed to Floating Subordinated Note Due 2025 (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the exhibits to Wellesley Bancorp, Inc.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-176764), filed with the Securities and Exchange Commission on November 7, 2011.

(2)	Incorporated herein by reference to the exhibits to Wellesley Bancorp, Inc.’s Annual Report on Form 10-K (File No. 001-35352), filed with the Securities and Exchange Commission on March 29, 2018.

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2015 (included as Exhibit A to the Purchase Agreement filed as Exhibit 10.1 thereto).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLESLEY BANCORP, INC.

Dated:	May 9, 2019	By:	/s/ Thomas J. Fontaine
Thomas J. Fontaine
President and Chief Executive Officer
(principal executive officer)

Dated:	May 9, 2019	By:	/s/ Michael W. Dvorak
Michael W. Dvorak
Chief Financial Officer and Treasurer
(principal accounting and financial officer)

