Form 10-Q
period 2019-06-30
Wellesley Bancorp, Inc.
filed 2019-08-06
CIK 1526952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 1, 2019, there were 2,560,065 shares of the registrant’s common stock outstanding.

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

Yes ☐ No ☒

WELLESLEY BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Assets

Cash and due from banks	$5,747	$7,678
Short-term investments	26,581	34,972
Total cash and cash equivalents	32,328	42,650

Certificates of deposit	100	100
Securities available for sale, at fair value	63,348	66,770
Federal Home Loan Bank of Boston stock, at cost	6,162	4,747
Loans held for sale	2,170	—

Loans	828,285	743,770
Less allowance for loan losses	(7,148)	(6,738)
Loans, net	821,137	737,032

Bank-owned life insurance	7,886	7,769
Operating lease, right-of-use asset	7,229	—
Premises and equipment, net	3,778	3,924
Accrued interest receivable	2,815	2,288
Net deferred tax asset	2,498	2,804
Other assets	7,097	3,336

Total assets	$956,548	$871,420

Liabilities and Stockholders’ Equity

Deposits:
Non-interest-bearing	$130,560	$116,926
Interest-bearing	599,680	601,005
Total deposits	730,240	717,931
Short-term borrowings	54,000	15,000
Long-term borrowings	77,866	58,528
Subordinated debt	9,847	9,832
Lease liability	7,267	—
Accrued expenses and other liabilities	7,680	4,999
Total liabilities	886,900	806,290

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 14,000,000 shares authorized, 2,559,565 and 2,525,611 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	26	25
Additional paid-in capital	27,201	26,462
Retained earnings	42,717	40,203
Accumulated other comprehensive income (loss)	667	(533)
Unearned compensation – ESOP	(963)	(1,027)
Total stockholders' equity	69,648	65,130

Total liabilities and stockholders' equity	$956,548	$871,420

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans and loans held for sale	$9,444	$7,534	$18,171	$14,761
Debt securities:
Taxable	363	345	741	686
Tax-exempt	80	82	162	164
Short-term investments and certificates of deposit	143	120	307	233
FHLB stock	59	82	138	158
Total interest and dividend income	10,089	8,163	19,519	16,002
Interest expense:
Deposits	2,570	1,457	5,059	2,650
Short-term borrowings	255	75	365	198
Long-term debt	390	388	633	731
Subordinated debt	157	158	314	316
Total interest expense	3,372	2,078	6,371	3,895

Net interest income	6,717	6,085	13,148	12,107
Provision for loan losses	170	195	410	260
Net interest income, after provision for loan losses	6,547	5,890	12,738	11,847

Non-interest income:
Customer service fees	49	45	88	88
Mortgage banking activities	51	28	79	37
Income on bank-owned life insurance	59	58	117	115
Wealth management fees	392	417	826	801
Miscellaneous	331	98	454	183
Total non-interest income	882	646	1,564	1,224

Non-interest expense:
Salaries and employee benefits	3,122	2,693	6,162	5,414
Occupancy and equipment	820	701	1,624	1,419
Data processing	308	235	605	469
FDIC insurance	190	168	325	336
Professional fees	256	215	446	413
Other general and administrative	663	581	1,292	1,100
Total non-interest expense	5,359	4,593	10,454	9,151

Income before income taxes	2,070	1,943	3,848	3,920
Provision for income taxes	565	523	1,041	1,063

Net income	1,505	1,420	2,807	2,857

Other comprehensive income:
Net unrealized holding (loss) gains on available-for-sale securities	743	(204)	1,601	(1,076)
Income tax benefit (expense)	(186)	55	(401)	274

Total other comprehensive (loss) gain income	557	(149)	1,200	(802)

Comprehensive income	$2,062	$1,271	$4,007	$2,055
Earnings per common share:
Basic	$0.61	$0.59	$1.15	$1.19
Diluted	$0.59	$0.57	$1.11	$1.15
Weighted average shares outstanding:
Basic	2,454,617	2,395,635	2,444,897	2,394,113
Diluted	2,554,895	2,501,122	2,541,328	2,493,172

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2019 and 2018

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Unearned Compensation-	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Equity
	(Dollars in thousands)
Balance at December 31, 2017	2,506,532	$25	$25,601	$34,736	$39	$(1,156)	$59,245

Comprehensive income	—	—	—	1,437	(653)	—	784
Reclassification related to Tax Cuts and Jobs Act	—	—	—	(7)	7	—	—
Dividends paid to common stockholders ($0.05 per share)	—	—	—	(127)	—	—	(127)
Share-based compensation-equity incentive plan	—	—	107	—	—	—	107
ESOP shares committed to be allocated (3,209)	—	—	61	—	—	33	94

Balance at March 31, 2018	2,506,532	$25	$25,769	$36,039	$(607)	$(1,123)	$60,103

Comprehensive income	—	—	—	1,420	(149)	—	1,271
Dividends paid to common stockholders ($0.055 per share)	—	—	—	(137)	—	—	(137)
Restricted stock forfeitures	(400)
Share-based compensation-equity incentive plan	—	—	100	—	—	—	100
ESOP shares committed to be allocated (3,210)	—	—	72	—	—	31	103

Balance at June 30, 2018	2,506,132	$25	$25,941	$37,322	$(756)	$(1,092)	$61,440

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Unearned Compensation-	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Equity
	(Dollars in thousands)
Balance at December 31, 2018	2,525,611	$25	$26,462	40,203	$(533)	$(1,027)	$65,130

Comprehensive income	—	—	—	1,302	643	—	1,945
Restricted stock awards grant	11,500	—	—	—	—	—	—
Stock options exercised	2,553	—	48	—	—	—	48
Restricted stock forfeitures	(2,000)	—	—	—	—	—	—
Dividends paid to common stockholders ($0.055 per share)	—	—	—	(140)	—	—	(140)
Share-based compensation-equity incentive plan	—	—	102	—	—	—	102
ESOP shares committed to be allocated (3,209)	—	—	64	—	—	32	96

Balance at March 31, 2019	2,537,664	$25	$26,676	$41,365	$110	$(995)	$67,181

Comprehensive income	—	—	—	1,505	557	—	2,062
Stock options exercised	21,901	1	351	—	—	—	352
Dividends paid to common stockholders ($0.06 per share)	—	—	—	(153)	—	—	(153)
Share-based compensation-equity incentive plan	—	—	99	—	—	—	99
ESOP shares committed to be allocated (3,210)	—	—	75	—	—	32	107

Balance at June 30, 2019	2,559,565	$26	$27,201	$42,717	$667	$(963)	$69,648

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$2,807	$2,857
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	410	260
Depreciation and amortization	391	392
Net amortization of securities	91	82
Principal balance of loans sold	6,259	2,532
Loans originated for sale	(8,429)	(3,128)
Accretion of net deferred loan fees	(335)	(308)
Amortization of subordinated debt issuance costs	15	15
Income on bank-owned life insurance	(117)	(115)
Deferred income tax provision	(96)	(55)
ESOP expense	203	197
Share-based compensation	201	207
Net change in other assets and liabilities	(1,560)	(1,346)
Net cash provided (used) by operating activities	(160)	1,590

Cash flows from investing activities:

Activity in securities available for sale:
Maturities, prepayments and calls	4,933	5,557
Purchases	—	(7,480)
Purchase of Federal Home Loan Bank stock	(1,415)	(5)
Net loan originations	(84,180)	(18,141)
Additions to premises and equipment	(260)	(329)
Proceeds on sale of premises and equipment	6	63
Net cash used by investing activities	(80,916)	(20,335)

Cash flows from financing activities:
Net increase in deposits	12,309	26,444
Proceeds from issuance of long-term debt	33,000	36,000
Repayments of long-term debt	(13,662)	(30,492)
Increase (decrease) in short-term borrowings	39,000	(8,000)
Stock options exercised	399	—
Common stock repurchased	1	—
Cash dividends paid on common stock	(293)	(264)
Net cash provided by financing activities	70,754	23,688

Net change in cash and cash equivalents	(10,322)	4,943
Cash and cash equivalents at beginning period	42,650	28,462
Cash and cash equivalents at end of period	$32,328	$33,405

Supplementary information:
Interest paid	$5,853	$3,756
Income taxes paid	1,677	1,954

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2018 Annual Report on Form 10-K. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other period.

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

Interest is generally not accrued on loans that are identified as impaired or loans which are ninety days or more past due. Past due status is based on the contractual terms of the loan. Interest income previously accrued on such loans is reversed against current period interest income. Interest income on non-accrual loans is recognized only to the extent of interest payments received and is first applied to the outstanding principal balance when collectibility of principal is in doubt. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured through sustained payment performance for at least six months.

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

Allocated component

The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the fair value of the loan or, if the loan is collateral dependent, by the fair value of the collateral less estimated costs to sell. An allowance is established when the discounted cash flows or collateral value of the impaired loan are lower than the carrying value of that loan. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify performing individual residential and consumer loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

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

The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

	June 30,	December 31,
	2019	2018
	(In thousands)

Unrealized holding gains (losses) on securities available for sale	$869	$(732)
Tax effect	(202)	199
Net-of tax amount	$667	$(533)

NOTE 4 – RECENT ACCOUNTING AND REGULATORY PRONOUNCEMENTS

Effective January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires a lessee to record a right-of-use asset and liability representing the obligation to make lease payments for long-term leases. Upon adoption of the ASU, the Company recorded an increase in assets of $7.8 million and an increase in liabilities of $7.8 million on the Consolidated Balance Sheets as a result of recognizing the right-of-use assets and lease liabilities.

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

NOTE 5 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2019
Residential mortgage-backed securities:
Government National Mortgage Association	$3,647	$79	$(18)	$3,708
Government-sponsored enterprises	10,656	132	(34)	10,754
SBA and other asset-backed securities	10,684	242	(14)	10,912
State and municipal bonds	12,348	465	(1)	12,812
Government-sponsored enterprise obligations	8,000	—	(11)	7,989
Corporate bonds	17,144	82	(53)	17,173

	$62,479	$1,000	$(131)	$63,348

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2018
Residential mortgage-backed securities:
Government National Mortgage Association	$3,846	$44	$(43)	$3,847
Government-sponsored enterprises	11,382	29	(188)	11,223
SBA and other asset-backed securities	11,720	64	(157)	11,627
State and municipal bonds	12,908	111	(111)	12,908
Government-sponsored enterprise obligations	8,000	—	(187)	7,813
Corporate bonds	18,151	28	(322)	17,857
U.S. Treasury bills	1,495	—	—	1,495

	$67,502	$276	$(1,008)	$66,770

There were no sales of available-for-sale securities for the three and six months ended June 30, 2019 and 2018, respectively.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2019 are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$5,248	$5,255
After 1 year to 5 years	16,096	16,169
After 5 years to 10 years	6,565	6,616
After 10 years	9,583	9,934
	37,492	37,974
Mortgage- and asset-backed securities	24,987	25,374

	$62,479	$63,348

Expected maturities may differ from contractual maturities because the issuer, in certain instances, has the right to call or prepay obligations with or without call or prepayment penalties.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2019
Residential mortgage-backed securities:
Government National Mortgage Association	$—	$—	$(18)	$1,596
Government-sponsored enterprises	—	—	(34)	2,838
SBA and other asset-backed securities	(1)	320	(13)	2,062
State and municipal bonds	—	—	(1)	330
Government-sponsored enterprise obligations	(3)	997	(8)	4,992
Corporate bonds	(11)	3,988	(42)	5,332

	$(15)	$5,305	$(116)	$17,150

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2018
Residential mortgage-backed securities:
Government National Mortgage Association	$—	$—	$(43)	$1,755
Government-sponsored enterprises	(1)	103	(187)	7,880
SBA and other asset-backed securities	—	—	(157)	5,455
State and municipal bonds	(2)	386	(109)	6,257
Government-sponsored enterprise obligations	—	—	(187)	7,813
Corporate bonds	(29)	5,705	(293)	11,124

	$(32)	$6,194	$(976)	$40,284

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluations. At June 30, 2019, various debt securities have unrealized losses with aggregate depreciation of 0.6% from their aggregate amortized cost basis. These unrealized losses relate principally to the effect of interest rate changes on the fair value of debt securities and not an increase in credit risk of the issuers. As the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2019.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the ending balances of loans is as follows:

	June 30,	December 31,
	2019	2018
	(In thousands)
Real estate loans:
Residential – fixed	$74,748	$64,218
Residential – variable	324,486	318,292
Commercial	170,554	148,006
Construction	132,945	106,723
	702,733	637,239

Commercial loans:
Secured	80,380	61,563
Unsecured	4,910	5,327
	85,290	66,890

Consumer loans:
Home equity lines of credit	40,304	39,486
Other	165	163
	40,469	39,649

Total loans	828,492	743,778

Less:
Allowance for loan losses	(7,148)	(6,738)
Net deferred origination costs	(207)	(8)

Loans, net	$821,137	$737,032

The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2019 and 2018:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Three Months Ended June 30, 2019

Allowance at March 31, 2019	$2,202	1,361	$1,809	$1,281	$262	$3	$60	$6,978

Provision (credit) for loan losses	(51)	161	(183)	71	—	—	172	170

Allowance at June 30, 2019	$2,151	$1,522	$1,626	$1,352	$262	$3	$232	$7,148

Three Months Ended June 30, 2018

Allowance at March 31, 2018	$1,925	$1,545	$1,433	$995	$248	$3	$69	$6,218

Provision (credit) for loan losses	74	70	26	(33)	9	1	48	195

Allowance at June 30, 2018	$1,999	$1,615	$1,459	$962	$257	$4	$117	$6,413

Six Months Ended June 30, 2019

Allowance at December 31, 2018	$2,216	1,602	$1,462	$1,124	$257	$3	$74	$6,738

Provision (credit) for loan losses	(65)	(80)	164	228	5	—	158	410

Allowance at June 30, 2019	$2,151	$1,522	$1,626	$1,352	$262	$3	$232	$7,148

Six Months Ended June 30, 2018

Allowance at December 31, 2017	$1,722	$1,520	$1,661	$917	$237	$2	$94	$6,153

Provision (credit) for loan losses	277	95	(202)	45	20	2	23	260

Allowance at June 30, 2018	$1,999	$1,615	$1,459	$962	$257	$4	$117	$6,413

Further information pertaining to the allowance for loan losses is as follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
June 30, 2019

Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	2,151	1, 522	1,626	1,352	262	3	232	7,148

Total allowance	$2,151	$1,522	$1,626	$1,352	$262	$3	$232	$7,148

Impaired loan balances	$734	$2,703	$—	$—	$—	$—	$—	$3,437
Non-impaired loan balances	398,500	167,851	132,945	85,290	40,304	165	—	825,055

Total loans	$399,234	$170,554	$132,945	$85,290	$40,304	$165	$—	$828,492

December 31, 2018

Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	2,216	1,602	1,462	1,124	257	3	74	6,738

Total allowance	$2,216	$1,602	$1,462	$1,124	$257	$3	$74	$6,738

Impaired loan balances	$746	2,846	$—	$—	$—	$—	$—	$3,592
Non-impaired loan balances	381,764	145,160	106,723	66,890	39,486	163	—	740,186

Total loans	$382,510	$148,006	$106,723	$66,890	$39,486	$163	$—	$743,778

The following is a summary of past due and non-accrual loans at June 30, 2019 and December 31, 2018:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Non- accrual Loans
	(In thousands)
June 30, 2019

Residential real estate	$572	$—	$—	$572	$—	$572
Commercial real estate	—	—	548	548	—	548
Consumer loans	100	—	—	100	—	—

Total	$672	$—	$548	$1,220	$—	$1,120

December 31, 2018

Residential real estate	$1,551	$—	$—	$1,551	$—	$581
Commercial real estate	—	—	556	556	—	556

Total	$1,551	$—	$556	$2,107	$—	$1,137

The following is a summary of impaired loans:

	June 30, 2019		December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$734	$751	$746	$764
Commercial real estate	2,703	2,829	2,846	2,974

Total impaired loans	$3,437	$3,580	$3,592	$3,738

Further information pertaining to impaired loans follows:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)

Residential real estate	$738	$10	$8	$741	$15	$12
Commercial real estate	2,738	27	3	2,774	60	11

Total	$3,476	$37	$11	$3,515	$75	$23

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)

Residential real estate	$333	$10	$—	$209	$11	$8
Commercial real estate	564	8	8	567	28	28

Total	$897	$18	$8	$776	$39	$36

No additional funds are committed to be advanced in connection with impaired loans.

There were no new troubled debt restructurings recorded during the three months ended June 30, 2019 and 2018.

There were no TDRs that defaulted, generally considered 90 days past due or longer, during the three and six months ended June 30, 2019 and 2018, and for which default was within one year of the restructure date. TDRs did not have a material impact on the allowance for loan losses for the three and six months ended June 30, 2019 and 2018.

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

The following table presents the Company’s loans by risk rating:

	June 30, 2019				December 31, 2018
	Commercial Real Estate	Construction	Commercial	Total	Commercial Real Estate	Construction	Commercial	Total
	(In thousands)

Loans rated 1-4	$166,954	$132,945	$83,511	$383,410	$144,243	$106,723	$65,245	$316,211
Loans rated 5	897	—	1,053	1,950	917	—	1,645	2,562
Loans rated 6	2,155	—	726	2,881	2,290	—	—	2,290
Loans rated 7	548	—	—	548	556	—	—	556

Total	$170,554	$132,945	$85,290	$388,789	$148,006	$106,723	$66,890	$321,619

NOTE 7 - DERIVATIVE INSTRUMENTS

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

Outstanding derivative loan commitments expose the Company to the potential for changes in the fair value of the underlying loans as interest rates change, along with the value of the loan commitment. If interest rates increase, the value of these loan commitments will decrease. Conversely, if interest rates decrease, the value of these loan commitments will increase. The notional amount of undesignated derivative loan commitments was $650 thousand at June 30, 2019. The fair value of these commitments was a liability of $3 thousand.

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

The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. The notional amount of undesignated forward loan sale commitments was $2.2 million at June 30, 2019. The fair value of these commitments was an asset of $1 thousand.

There were no undesignated forward loan sale commitments at December 31, 2018.

Interest Rate Swap Agreements

The Company has entered into derivative financial instruments in the normal course of business to manage exposure to fluctuations in interest rates for its commercial customers. Typically these agreements have generally been limited to loan level interest rate swap agreements, which are entered into with borrowers and a third party. Typically, the Company enters into a floating-rate loan and a fixed-rate swap directly with a loan customer. The Company offsets the fixed-rate interest rate risk with an identical offsetting swap with a swap dealer. This is referred to as a “back-to-back” swap structure. As this structure has equal and offsetting interest rate contracts, fair value gains and losses recorded each month are offsetting.

The notional amounts are amounts on which calculations, payments, and the value of the derivatives are based. Notional amounts do not represent direct credit exposures. The fair value of the derivative instruments is reflected on the Company’s consolidated balance sheet as other assets and other liabilities as appropriate. Changes in fair values are recorded in miscellaneous income in the consolidated statements of comprehensive income. A deposit account totaling $3.0 million is currently pledged to secure the Company’s liability for the offsetting interest rate swaps.

A summary of the interest rate swaps is as follows:

	With commercial		With third-party
	loan borrowers		financial institutions
	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018
	(dollars in thousands)
Notional amount	$50,401	$28,320	$50,401	$28,320
Receive (pay) fixed rate weighted average	4.83%	5.09%	(4.83)%	(5.09)%
Receive (pay) variable rate weighted average	(4.58)%	(5.06)%	4.58%	5.06%
Weighted average remaining years	11.2 years	12.8 years	11.2 years	12.8 years
Unrealized fair value gain (loss)	$3,064	$264	$(3,064)	$(264)

NOTE 8 – FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018 are summarized below.

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
June 30, 2019

Assets
Securities available for sale	$—	$63,348	$—	$63,348
Interest rate swap agreements	—	3,064	—	3,064
Forward loan sale commitments	—	1	—	1
	$—	$66,434	$—	$66,434

Liabilities
Interest rate swap agreements	$—	$3,064	$—	$3,064
Derivative loan commitments	—	3	—	3
	$—	$3,067	$—	$3,067

December 31, 2018

Assets
Securities available for sale	$—	$66,770	$—	$66,770
Interest rate swap agreements	—	264	—	264
	$—	$67,034	$—	$67,034

Liabilities
Interest rate swap agreements	$—	$264	$—	$264

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

	June 30, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Loans held for sale	$—	$—	$2,170	$—	$—	$—

There were no liabilities measured at fair value on a non-recurring basis at June 30, 2019 and December 31, 2018.

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

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2019

Financial assets:
Cash and cash equivalents	$32,328	$32,328	$—	$—	$32,328
Certificates of deposit	100	100	—	—	100
Securities available for sale	63,348	—	63,348	—	63,348
FHLB stock	6,162	—	—	6,162	6,162
Loans held for sale	2,170	—	—	2,170	2,170
Loans, net	821,137	—	—	830,413	830,413
Accrued interest receivable	2,815	—	—	2,815	2,815
Interest rate swap agreements	3,064	—	3,064	—	3,064
Forward loan sale commitments	1	—	1	—	1

Financial liabilities:
Deposits	$730,240	$—	$—	$730,275	$730,275
Short-term borrowings	54,000	—	54,000	—	54,000
Long-term debt	77,866	—	78,008	—	78,008
Subordinated debt	9,847	—	—	9,741	9,741
Accrued interest payable	1,004	—	—	1,004	1,004
Interest rate swap agreements	3,064	—	3,064	—	3,064
Derivative loan commitments	3	—	3	—	3

December 31, 2018

Financial assets:
Cash and cash equivalents	$42,650	$42,650	$—	$—	$42,650
Certificates of deposit	100	100	—	—	100
Securities available for sale	66,770	—	66,770	—	66,770
FHLB stock	4,747	—	—	4,747	4,747
Loans, net	737,032	—	—	732,427	732,427
Accrued interest receivable	2,288	—	—	2,288	2,288
Interest rate swap agreements	264	—	264	—	264

Financial liabilities:
Deposits	$717,931	$—	$—	$716,685	$716,685
Short-term borrowings	15,000	—	15,000	—	15,000
Long-term debt	58,528	—	58,192	—	58,192
Subordinated debt	9,832	—	—	9,691	9,691
Accrued interest payable	487	—	—	487	487
Interest rate swap agreements	264	—	264	—	264

NOTE 9 – EMPLOYEE STOCK OWNERSHIP PLAN

The Bank maintains an Employee Stock Ownership Plan (the “ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

The Company granted a loan to the ESOP to purchase shares of the Company’s common stock on the closing date of the Company’s mutual-to-stock conversion in 2012. As of June 30, 2019, the ESOP held 177,380 shares or 6.9% of the common stock outstanding on that date. The loan is payable annually over 15 years at the rate of 3.25% per annum. The loan can be prepaid without penalty. Loan payments are expected to be funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are reinvested into shares to participants and cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Shares held by the ESOP at June 30, 2019 include the following:

Allocated	74,674
Committed to be allocated	6,419
Unallocated	96,287

177,380

The fair value of unallocated shares was $3.1 million at June 30, 2019.

Total compensation expense recognized in connection with the ESOP for the three months ended June 30, 2019 and 2018 was $107 thousand and $103 thousand, respectively. ESOP-related compensation expense was $203 thousand and $197 thousand for the six months ended June 30, 2019 and 2018, respectively.

NOTE 10 – EQUITY INCENTIVE PLANS

Under the Company’s 2016 Equity Incentive Plan, the Company may grant restricted stock awards to its employees and directors for up to 75,000 shares of its common stock. A restricted stock award (the “award”) is a grant of shares of Company common stock for no consideration, subject to a vesting schedule or the satisfaction of market conditions or performance criteria. Awarded shares are held in reserve for each grantee by the Company’s transfer agent, and will be issued from previously authorized but unissued shares upon vesting. The fair value of the stock awards, based on the market price at the grant date, will be recognized over the five-year vesting period. At June 30, 2019, there remain 19,500 shares available to award under the Plan.

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

The Company’s 2012 Equity Incentive Plan was terminated upon approval of the 2016 Equity Incentive Plan.

Stock Options

A summary of option activity under the 2012 Equity Incentive Plan for the six months ended June 30, 2019 is presented below:

	Outstanding				Non-vested
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted Average Grant Date Fair Value
	(In thousands)		(In years)	(In thousands)	(In thousands)
Balance at January 1, 2019	193	$16.11			10	$4.13
Forfeited	(3)	19.07			(3)	4.01
Exercised	(24)	15.31			—	—

Balance at June 30, 2019	166	$16.03	3.67	$2,747	7	$4.18
Exercisable at June 30, 2019	159	$15.33	3.63	$2,584

For the three months ended June 30, 2019 and 2018, compensation expense applicable to the stock options was $6 thousand and $9 thousand, respectively. There was no recognized tax benefit related to this expense for the period ended June 30, 2019 and June 30, 2018, respectively.

For the six months ended June 30, 2019 and 2018, compensation expense applicable to the stock options was $13 thousand and $19 thousand, respectively. There was no recognized tax benefit related to this expense for the period ended June 30, 2019 and June 30, 2018, respectively.

Unrecognized compensation expense for non-vested stock options totaled $12 thousand as of June 30, 2019, which will be recognized over the remaining weighted average vesting period of 0.70 years.

Stock Awards

For the six months ended June 30, 2019, there were 11,500 restricted stock awards granted with a weighted average grant date fair value of $28.25.

The following table presents the activity in non-vested stock awards under the equity incentive plans for the six months ended June 30, 2019:

	Number of Shares	Grant-date Fair Value
	(In thousands)
Non-vested stock awards at beginning of year	27	$23.97
Restricted shares granted	12	28.25
Restricted shares forfeited	(2)	20.78

Non-vested stock awards at end of quarter	37	$25.47

There was no activity in non-vested restricted stock awards under the 2016 or the 2012 Equity Incentive Plan for the three and six months ended June 30, 2018.

For the three months ended June 30, 2019 and 2018, compensation expense applicable to the stock awards was $93 thousand and $90 thousand, respectively, and the recognized tax benefit related to this expense was $26 thousand and $25 thousand, respectively.

For the six months ended June 30, 2019 and 2018, compensation expense applicable to the stock awards was $188 thousand and $188 thousand, respectively, and the recognized tax benefit related to this expense was $53 thousand, in each six month period 2019 and 2018.

Unrecognized compensation expense for non-vested restricted stock totaled $700 thousand as of June 30, 2019, which will be recognized over the remaining weighted average vesting period of 3.10 years.

NOTE 11 – EARNINGS PER COMMON SHARE

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except earnings per share amounts)
Net income applicable to common stock	$1,505	$1,420	$2,807	$2,857

Average number of common shares issued	2,553	2,506	2,544	2,506
Less: Average unallocated ESOP shares	(98)	(111)	(99)	(112)

Average number of common shares outstanding used to calculate basic earnings per common share	2,455	2,396	2,445	2,394
Effect of dilutive stock options	100	105	96	99

Average number of common shares outstanding used to calculate diluted earnings per share	2,555	2,501	2,541	2,493

Earnings per common share:
Basic	$0.61	$0.59	$1.15	$1.19
Diluted	$0.59	$0.57	$1.11	$1.15

There were no anti-dilutive options that would have been excluded from the computations of diluted earnings per share for the three and six months ended June 30, 2019 and 2018. Anti-dilutive shares are common stock equivalents with exercise prices in excess of the average market value of the Company’s stock for the periods presented.

NOTE 12 – LEASES

Effective January 1, 2019, operating leases are included in operating lease right-of-use (“ROU”) asset and liabilities in our consolidated balance sheet. These operating leases provide the physical facilities for our sales and service locations, administration and operations offices, and ATMs.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities were recognized at the adoption date based on the present value of lease payments over the remaining lease term. As our leases do not provide an implicit rate, we use the Federal Home Loan Bank borrowing rates that best align with the lease term in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease, which we include when it is reasonably certain that we will exercise that option. For operating leases, the lease expense is recognized on a straight-line basis over the lease term. The operating lease expense for the three and six months ended June 30, 2019 was $416 thousand and $832 thousand, respectively.

The table below summarizes other information related to our operating leases as of June 30, 2019:

Cash flows from operating leases, in thousands, year to date 2019	$795
Weighted average remaining lease term, in years	5.6
Weighted average discount rate	3.12%

The table below summarizes the maturity of the operating lease liabilities as of June 30, 2019:

(In thousands)
2019	$801
2020	1,632
2021	1,483
2022	1,182
2023	1,101
Thereafter	1,912
Total lease payments	8,111
Less imputed interest	(844)
Present value of lease liabilities	$7,267

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

Comparison of Financial Condition at June 30, 2019 and December 31, 2018

General. Total assets increased $85.1 million, or 9.8%, from $871.4 million at December 31, 2018 to $956.5 million at June 30, 2019. Total asset growth was primarily related to an increase in the loan portfolio of $84.5 million or 11.4%, and the addition of an operating lease right-of-use asset of $7.2 million, partially offset by a decrease in cash and cash equivalents of $10.3 million, or 24.2%, and a decrease of $3.4 million in securities available for sale.

Loans. The loan portfolio increased $84.5 million. Construction loans increased $26.2 million, or 24.6%, primarily due to the addition of several projects during the period. Commercial real estate loans increased $22.5 million, or 15.2%, as we have had continued success in expanding our business development efforts. Commercial loans increased $18.4 million, or 27.5%. Residential real estate loans increased $16.7 million, or 4.4%, to $399.2 million, compared to $382.5 million at December 31, 2018.

At June 30, 2019, past due loans totaled $1.2 million as compared to $2.1 million at December 31, 2018. Substantially all delinquent loans are secured by real estate collateral with values exceeding outstanding loan principal. There were no charge-offs on delinquent loans during the six months ended June 30, 2019 and June 30, 2018.

Securities. Total securities decreased from $66.8 million at December 31, 2018 to $63.3 million at June 30, 2019.

Deposits. Total deposits increased $12.3 million, or 1.7%, from $717.9 million at December 31, 2018 to $730.2 million at June 30, 2019. Money market accounts increased $59.0 million, or 29.0%. Demand deposits and NOW accounts increased $17.6 million, or 11.4%, to $171.5 million as growth was realized in both retail and commercial accounts. Deposit growth was driven by our continued emphasis on primary relationships as well as targeted offers on interest-bearing accounts. Consequently, non-relationship based certificates of deposit decreased $52.1 million, or 18.7%, to $226.2 million. Savings account balances also decreased $12.2 million to $70.0 million at June 30, 2019.

Borrowings. We use borrowings, primarily from the FHLB, to supplement our supply of funds for loans and securities, and to support short-term liquidity needs of the institution. Long-term debt, consisting entirely of FHLB advances, increased $19.3 million, or 33.0%, for the six months ended June 30, 2019 to support loan funding. Short-term borrowings consist entirely of advances from the FHLB with initial maturities less than one year. Balances of short-term borrowings increased $39.0 million, or 260.0%, from December 31, 2018 to meet liquidity needs. Subordinated debt was $9.8 million at June 30, 2019 and December 31, 2018.

Stockholders’ Equity. Stockholders’ equity increased $4.5 million, or 6.9%, from $65.1 million at December 31, 2018 to $69.6 million at June 30, 2019. The increase was primarily a result of net income for the six month period of $2.8 million and an after-tax increase in the fair value of available for sale securities of $1.2 million, partially offset by dividends paid of $293 thousand.

Results of Operations for the Three Months Ended June 30, 2019 and 2018

Overview. Net income for the three months ended June 30, 2019 was $1.5 million, compared to net income of $1.4 million for the three months ended June 30, 2018, an increase of $85 thousand or 6.0%. The increase in net income was due to increases in net interest income and non-interest income along with a lower provision for loan losses, partially offset by an increase in non-interest expense. Net interest income increased $632 thousand to $6.7 million, non-interest income increased $236 thousand to $882 thousand and the provision for loan loss decreased $25 thousand to $170 thousand in the 2019 quarter. Non-interest expense increased $766 thousand and totaled $5.4 million for the three months ended June 30, 2019. Income tax expense increased $42 thousand to $565 thousand, as compared to the 2018 period.

Net Interest Income. Net interest income for the three months ended June 30, 2019 increased $632 thousand, or 10.4%, as compared to the three months ended June 30, 2018. The increase in interest income was due to increases in the average balances of loans and an increasing yield. Interest expense increased, driven by overall deposit growth, higher rates offered on certificates of deposit and money market accounts, and higher rates on borrowings.

Interest and dividend income increased $1.9 million, or 23.6%, from $8.2 million for the three months ended June 30, 2018 to $10.1 million for the three months ended June 30, 2019. The average balance of interest-earning assets increased 13.3%, while the average rate earned on these assets increased by 37 basis points (“bps”). Interest and fees on loans increased $1.9 million, or 25.4%, due, in part, to a 16.2% increase in the average balance of loans. The average rate earned on loans increased 34 bps to 4.66%. Interest income from investments increased $39 thousand, or 7.1%, due primarily to an increase in the average yields for the three months ended June 30, 2019 as compared to the prior year period.

Interest expense increased $1.3 million, or 62.3% primarily due to an increase in average balances of interest-bearing deposits and an increase in rates. Our funding costs have responded more quickly than loan income to the change in interest rates. Deposit expense increased $1.1 million, or 76.4%. The average balance of interest-bearing deposits increased $87.8 million, or 16.7%, in the three months ended June 30, 2019, compared to the same period in 2018 and the average rate paid on interest bearing deposits increased 57 bps. In the 2019 period, interest expense on money market accounts increased by $805 thousand to $1.1 million. The rate paid on money market accounts increased 93 bps primarily due to a higher tiered-rate structure for these accounts than in the prior year, along with the increase of the average balance of money market accounts of $119.4 million to $253.1 million, as compared to the prior year period. The cost of term certificates of deposit increased $345 thousand to $1.4 million as balances in our retail products increased. Rates paid on certificates of deposit balances increased to 2.21%, up from 1.63% in the same period last year.

Interest expense on short-term borrowings totaled $255 thousand in the three month period ended June 30, 2019, compared to $75 thousand in the three months ended June 30, 2018, primarily due to increases in average balances as well as increases in the rates paid by 87 bps.

Long-term debt expense totaled $390 thousand in the three month period ended June 30, 2019 compared to $388 thousand in the three months ended June 30, 2018. The average balance of long-term FHLB advances decreased from $89.7 million to $63.4 million, while rates paid on long-term FHLB advances increased from 1.73% to 2.47%.

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

	For the Three Months Ended June 30,
	2019			2018
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
Interest-earning assets:
Short-term investments	$27,106	$143	2.11%	$29,858	$120	1.61%
Debt securities:
Taxable	50,574	363	2.87	53,656	345	2.58
Tax-exempt	13,050	80	2.47	12,927	82	2.54
Total loans and loans held for sale	812,506	9,444	4.66	698,988	7,534	4.32
FHLB stock	4,944	59	4.83	5,874	82	5.57
Total interest-earning assets	908,180	10,089	4.46	801,303	8,163	4.09
Allowance for loan losses	(7,070)			(6,285)
Total interest-earning assets less allowance for loan losses	901,110			795,018
Non-interest-earning assets	33,956			23,098
Total assets	$935,066			$818,116
Interest-bearing liabilities:
Regular savings accounts	$74,433	112	0.60	$99,411	152	0.61
NOW checking accounts	37,130	34	0.37	39,102	31	0.32
Money market accounts	253,105	1,050	1.66	133,753	245	0.73
Certificates of deposit	249,288	1,374	2.21	253,926	1,029	1.63
Total interest-bearing deposits	613,956	2,570	1.68	526,192	1,457	1.11
Short-term borrowings	37,374	255	2.74	16,120	75	1.87
Long-term debt	63,364	390	2.47	89,841	388	1.73
Subordinated debt	9,842	157	6.41	9,812	158	6.45
Total interest-bearing liabilities	724,536	3,372	1.87	641,965	2,078	1.29
Non-interest-bearing demand deposits	128,083			111,698
Other non-interest-bearing liabilities	13,584			3,253
Total liabilities	866,203			756,916
Stockholders’ equity	68,863			61,200
Total liabilities and stockholders’ equity	$935,066			$818,116
Net interest income		$6,717			$6,085
Net interest rate spread (2)			2.59%			2.79%
Net interest-earning assets (3)	$183,644			$159,338
Net interest margin (4)			2.97%			3.05%
Average total interest-earning assets to average total interest-bearing liabilities	125.35%			124.82%

(1)	Ratios for the three month period have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
	Increase (Decrease) Due to		Total Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Short-term investments	$(9)	$32	$23
Debt securities:
Taxable	(17)	35	18
Tax-exempt	1	(3)	(2)
Total loans and loans held for sale	1,288	622	1,910
FHLB stock	(12)	(11)	(23)
Total interest-earning assets	1,251	675	1,926

Interest-bearing liabilities:
Regular savings	(38)	(2)	(40)
NOW checking	(1)	5	4
Money market	333	472	805
Certificates of deposit	(19)	363	344
Total interest-bearing deposits	275	838	1,113
Short-term borrowings	133	47	180
Long-term debt	(3)	5	2
Subordinated debt	—	(1)	(1)
Total interest-bearing liabilities	405	889	1,294

Increase (decrease) in net interest income	$846	$(214)	$632

Provision for Loan Losses. The provision for loan losses was $170 thousand for the three months ended June 30, 2019, compared to $195 thousand for the three month period ended June 30, 2018. In the 2019 period, the provision reflects management’s estimate of loan losses based upon historical loan portfolio performance, growth of the portfolio, loan mix, as well as qualitative factors such as the strength of the regional economy and organizational knowledge and expertise.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	June 30,
(Dollars in thousands)	2019	2018
Allowance at beginning of period	$6,978	$6,218
Provision for loan losses	170	195
Charge-offs	—	—
Recoveries	—	—
Net charge-offs	—	—
Allowance at end of period	$7,148	$6,413
Allowance for loan losses to nonperforming loans at end of period	637.87%	526.49%
Allowance for loan losses to total loans at end of period	0.86%	0.90%
Net charge-offs to average loans outstanding during the period	0.00%	0.00%

Non-interest Income. Non-interest income totaled $882 thousand, an increase of $236 thousand or 36.5%. Wealth management fees decreased $25 thousand, or 6.0%, as compared to the prior year as total assets under management totaled $405.3 million as of June 30, 2019, compared to $413.9 million at June 30, 2018. Income from mortgage banking activities in 2019 increased $23 thousand as sales of residential mortgage loans were higher as compared to the prior year. Other miscellaneous income increased $233 thousand primarily due to increases in fees on customer loan interest rate swaps.

Non-interest Expense. Non-interest expense totaled $5.4 million for the three months ended June 30, 2019, compared to $4.6 million for the three months ended June 30, 2018, an increase of $766 thousand. Salaries and employee benefits increased $429 thousand due to annual merit and benefit cost increases along with increases to staff. Occupancy and equipment costs increased $119 thousand as a result of the consolidation and relocation of business operations to new office space and annual rent adjustments. Data processing costs increased $73 thousand as several data and information security projects contributed to an additional $36 thousand in 2019. Professional fees increased $41 thousand due mainly to higher legal expense. Advertising and other general administrative costs increased $82 thousand associated with increased business volumes. FDIC insurance expense increased $22 thousand due to higher assessment balances and quarterly assessment rates.

Income Taxes. An income tax provision of $565 thousand was recorded during the quarter ended June 30, 2019, compared to a provision of $523 thousand in the comparable 2018 quarter. The effective tax rate for the 2019 three month period was 27.3%, compared to 26.9% for the 2018 three month period.

Results of Operations for the Six Months Ended June 30, 2019 and 2018

Overview. Net income for the six months ended June 30, 2019 was $2.8 million, compared to net income of $2.9 million for the six months ended June 30, 2018. The slight decrease was primarily due to increased net interest income of $1.0 million and increased non-interest income of $340 thousand, more than offset by increased non-interest expense of $1.3 million and increased provision for loan losses of $150 thousand.

Net Interest Income. Net interest income for the six months ended June 30, 2019 increased $1.0 million, or 8.6%, as compared to the six months ended June 30, 2018. The increase in net interest income was primarily due to an increase in interest income of $3.5 million, or 22.0% partially offset by interest expenses that increased $2.5 million, or 63.6%, during the period.

Interest and dividend income increased $3.5 million, or 22.0%, from $16.0 million for the six months ended June 30, 2018 to $19.5 million for the six months ended June 30, 2019. The average balance of interest-earning assets increased 11.6%, while the average rate earned on these assets increased by 38 bps. Interest and fees on loans increased $3.4 million, or 23.1%, due to a 14.4% increase in the average balance of loans and an increase of 33 bps in the average rate earned on loans. Interest income from investments increased $127 thousand, or 11.7%, due to an increase in the average rate earned on these securities, due, in part, to Federal Reserve interest rate increases.

The increase in interest expense of $2.5 million was primarily due to an increase in average balances of interest-bearing deposits and an increase in the cost of funds. The average balance of interest-bearing deposits increased $98.1 million, or 18.3%, in the six months ended June 30, 2019, as compared to the same period in 2018, while the average rate paid on interest-bearing deposits increased 63 bps. Interest expense on money market accounts increased by $1.4 million from 2018 to 2019. The rate paid on money market accounts increased to 1.64% up from 0.70% in 2018, while the average balance of these accounts increased $98.7 million to $237.0 million, as compared to the prior year period. The cost of term certificates of deposit increased $986 thousand to $2.8 million as balances in our retail products have increased, as well as an increase of 63 bps in the rates paid to acquire these balances, as compared to the same period last year. The average balance of short-term FHLB advances increased from $23.0 million to $26.5 million, while rates paid on short-term FHLB advances increased from 1.74% to 2.78%. Rates on long-term FHLB advances increased 46 bps to 2.13% for the six months ending June 30, 2019. Interest expense on short-term and long-term borrowings totaled $998 thousand in the six months ended June 30, 2019, compared to $929 thousand in the six months ended June 30, 2018, an increase of $69 thousand.

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

	For the Six Months Ended June 30,
	2019			2018
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
Interest-earning assets:
Short-term investments	$25,627	$307	2.42%	$29,505	$233	1.57%
Debt securities:
Taxable	51,305	741	2.91	53,800	686	2.58
Tax-exempt	13,021	162	2.51	13,004	164	2.54
Total loans and loans held for sale	791,855	18,171	4.63	692,076	14,761	4.30
FHLB stock	4,416	138	6.33	5,968	158	5.32
Total interest-earning assets	886,224	19,519	4.44	794,353	16,002	4.06
Allowance for loan losses	(6,951)			(6,241)
Total interest-earning assets less allowance for loan losses	879,273			788,112
Non-interest-earning assets	32,310			22,975
Total assets	$911,583			$811,087
Interest-bearing liabilities:
Regular savings accounts	$76,804	231	0.61	$99,123	265	0.54
NOW checking accounts	35,361	63	0.36	37,486	53	0.29
Money market accounts	237,024	1,925	1.64	138,340	478	0.70
Certificates of deposit	264,680	2,840	2.16	243,835	1,854	1.53
Total interest-bearing deposits	613,869	5,059	1.66	518,784	2,650	1.03
Short-term borrowings	26,543	365	2.78	23,027	198	1.74
Long-term debt	59,817	633	2.13	88,445	731	1.67
Subordinated debt	9,839	314	6.45	9,808	316	6.49
Total interest-bearing liabilities	710,068	6,371	1.81	640,064	3,895	1.23
Non-interest-bearing demand deposits	121,891			107,055
Other non-interest-bearing liabilities	11,936			3,347
Total liabilities	843,895			750,466
Stockholders’ equity	67,688			60,621
Total liabilities and stockholders’ equity	$911,583			$811,087
Net interest income		$13,148			$12,107
Net interest rate spread (2)			2.63%			2.84%
Net interest-earning assets (3)	$176,156			$154,289
Net interest margin (4)			2.99%			3.07%
Average total interest-earning assets to average total interest-bearing liabilities	124.81%			124.11%

(1)	Ratios for the six month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
	Increase (Decrease) Due to		Total Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Short-term investments	$(25)	$99	$74
Debt securities:
Taxable	(29)	84	55
Tax-exempt	—	(2)	(2)
Total loans and loans held for sale	2,234	1,176	3,410
FHLB stock	(71)	51	(20)
Total interest-earning assets	2,109	1,408	3,517

Interest-bearing liabilities:
Regular savings	(77)	44	(33)
NOW checking	(3)	12	9
Money market	500	947	1,447
Certificates of deposit	170	816	986
Total interest-bearing deposits	590	1,819	2,409
Short-term borrowings	34	133	167
Long-term debt	(716)	618	(98)
Subordinated debt	—	(2)	(2)
Total interest-bearing liabilities	(92)	2,568	2,476

Increase (decrease) in net interest income	$2,201	$(1,160)	$1,041

Provision for Loan Losses. The provision for loan losses was $410 thousand for the six months ended June 30, 2019, compared to $260 thousand for the six month period ended June 30, 2018. In the 2019 period, the provision reflects management’s estimate of loan losses based upon historical loan portfolio performance, growth of the portfolio, loan mix, as well as other considerations such as the strength of the regional economy and organizational knowledge and expertise.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Six Months Ended
	June 30,
(Dollars in thousands)	2019	2018
Allowance at beginning of period	$6,738	$6,153
Provision for loan losses	410	260
Charge-offs: Other consumer loans	—	—
Recoveries	—	—
Net charge- offs	—	—

Allowance at end of period	$7,148	$6,413
Allowance for loan losses to nonperforming loans at end of period	637.87%	526.49%
Allowance for loan losses to total loans at end of period	0.86%	0.90%
Net charge-offs to average loans outstanding during the period	0.00%	0.00%

Non-interest Income. Non-interest income totaled $1.6 million, an increase of $340 thousand, or 27.8%. Income from mortgage banking activities increased $42 thousand, primarily due to higher volume of sales of residential mortgage loans as compared to the prior year period. Income from wealth management fees in 2019 increased $25 thousand. All other non-interest income increased $273 thousand primarily due to an increase in fees on customer interest rate swaps due to increased volume.

Non-interest Expense. Non-interest expense increased $1.3 million to $10.5 million during the six months ended June 30, 2019, up from $9.2 million for the six months ended June 30, 2018. Factors that contributed to the increase in non-interest expense during the 2019 period were increased salaries and employee benefits of $748 thousand, or 13.8%, primarily attributable to annual salary and employee benefits increases and increases to staff. Occupancy and equipment expenses increased $205 thousand due to the relocation of business operations to a new home office location and increases in rent expense. Data processing expense increased $136 thousand and other general administrative costs increased $191 thousand due to expanding business volumes and operations. Professional fees increased $33 thousand mainly due to higher legal expense.

Income Taxes. An income tax provision of $1.0 million was recorded during the six months ended June 30, 2019 compared to a provision of $1.1 million in the comparable 2018 period. The effective tax rate for the 2019 six month period was 27.1%, identical to the rate for the 2018 six month period.

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

Our most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and securities available for sale. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At June 30, 2019, cash and cash equivalents, which include short-term investments, totaled $32.4 million. Securities classified as available-for-sale, whose aggregate fair value is $63.3 million, provide additional sources of liquidity.

At June 30, 2019, we had $54.0 million in short-term borrowings outstanding, represented entirely by FHLB advances, and $77.9 million in long-term debt, also consisting entirely of FHLB advances. At June 30, 2019, we had a total of $65.1 million in unused borrowing capacity from the FHLB. Short-term borrowings are generally used to fund temporary cash needs due to the timing of loan originations and deposit gathering activities. Long-term debt is generally used to provide for longer-term funding needs of the Company, including the match funding of loans originated for portfolio. At June 30, 2019, we also had the ability to borrow $5.0 million from the Co-operative Central Bank on an unsecured basis, a credit line of $5.0 million with a correspondent bank, and $7.1 million from the Federal Reserve Bank under a collateralized borrowing program, none of which was outstanding at that date.

At June 30, 2019, we had $195.4 million in loan commitments outstanding, which included $82.3 million in unadvanced funds on construction loans, $39.8 million in unadvanced home equity lines of credit, $28.2 million in unadvanced commercial lines of credit, and $42.6 million in new loan originations.

Term certificates of deposit due within one year of June 30, 2019 amounted to $174.5 million, or 77.2%, of total term certificates, a decrease of $54.0 million from $228.5 million at December 31, 2018. Balances of term certificates maturing in more than one year totaled $51.7 million at June 30, 2019, relatively unchanged as compared to balances at December 31, 2018. Balances of term certificates that mature within one year reflect customer preferences for greater liquidity of personal funds, while longer-dated certificates reflect a willingness among customers to accept current interest rates for extended time periods. If maturing deposits are not renewed, we will be required to seek other sources of funds, including new term certificates and other borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing funds. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and will have to provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income will be dividends received from the Bank. Massachusetts banking law and FDIC regulations limit distributions of capital. In addition, the Company is subject to the policy of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality and overall financial condition. At June 30, 2019, the Company had $435 thousand of liquid assets as represented by cash and cash equivalents on an unconsolidated basis.

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

In order to be considered “adequately capitalized,” federal banking regulations require a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%; a minimum ratio of Tier 1 capital to risk-weighted assets of 6%; a minimum ratio of total capital to risk-weighted assets of 8%; and, a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to be considered “well capitalized” and avoid being subject to limitations on capital distributions and discretionary bonuses. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. At June 30, 2019, the Bank was well-capitalized under the current rules and we expect to remain well capitalized.

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

For the six months ended June 30, 2019, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income and equity simulations. The simulations use projected repricing of assets and liabilities at June 30, 2019 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on the simulations. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position. When interest rates rise, loan prepayments tend to slow. When interest rates fall, loan prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slowed and would increase if prepayments accelerated. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects the estimated effects of changes in interest rates on the present value of our equity at June 30, 2019 and on our projected net interest income from June 30, 2019 through June 30, 2020. These estimates are in compliance with our internal policy limits.

	As of June 30, 2019			Over the Next 12 Months Ending June 30, 2020
	Present Value of Equity			Projected Net Interest Income
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
			(Dollars in thousands)
300 bp	$91,570	$(5,462)	(5.63)%	$29,075	$590	2.07%
200	96,888	(144)	(0.15)	29,102	617	2.17
0	97,032	—	—	28,485	—	—
(100)	89,936	(7,096)	(7.31)	27,903	(582)	(2.04)

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 29, 2019. As of June 30, 2019, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of Wellesley Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of Wellesley Bancorp, Inc. (2)

4.1	Form of 6.00% Fixed to Floating Subordinated Note Due 2025 (3)

10.1	Amended Severance Compensation Agreement between Wellesley Bank and Ralph L. Letner *

10.2	Amended Severance Compensation Agreement between Wellesley Bank and Michael W. Dvorak*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

* Management contract or compensatory agreement or arrangement.

(1)	Incorporated herein by reference to the exhibits to Wellesley Bancorp, Inc.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-176764), filed with the Securities and Exchange Commission on November 7, 2011.

(2)	Incorporated herein by reference to the exhibits to Wellesley Bancorp, Inc.’s Annual Report on Form 10-K (File No. 001-35352), filed with the Securities and Exchange Commission on March 29, 2018.

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2015 (included as Exhibit A to the Purchase Agreement filed as Exhibit 10.1 thereto).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLESLEY BANCORP, INC.

Dated:	August 6, 2019	By:	/s/ Thomas J. Fontaine
Thomas J. Fontaine
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 6, 2019	By:	/s/ Michael W. Dvorak
Michael W. Dvorak
Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

