Form 10-Q
period 2019-09-30
Wellesley Bancorp, Inc.
filed 2019-11-07
CIK 1526952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes ☐   No ☒

As of November 1, 2019, there were 2,569,992 shares of the registrant’s common stock outstanding.

WELLESLEY BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Assets
Cash and due from banks	$7,305	$7,678
Short-term investments	74,048	34,972
Total cash and cash equivalents	81,353	42,650

Certificates of deposit	100	100
Securities available for sale, at fair value	33,793	66,770
Federal Home Loan Bank of Boston stock, at cost	6,162	4,747
Loans held for sale	6,351	--

Loans	832,803	743,770
Less allowance for loan losses	(7,218)	(6,738)
Loans, net	825,585	737,032

Bank-owned life insurance	7,946	7,769
Operating lease, right-of-use asset	6,852	--
Premises and equipment, net	3,785	3,924
Accrued interest receivable	2,769	2,288
Net deferred tax asset	2,717	2,804
Other assets	8,454	3,336

Total assets	$985,867	$871,420

Liabilities and Stockholders’ Equity

Deposits:
Non-interest-bearing	$133,187	$116,926
Interest-bearing	625,558	601,005
Total deposits	758,745	717,931
Short-term borrowings	51,000	15,000
Long-term borrowings	77,533	58,528
Subordinated debt	9,854	9,832
Lease liability	6,907	--
Accrued expenses and other liabilities	10,043	4,999
Total liabilities	914,082	806,290

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	--	--
Common stock, $0.01 par value; 14,000,000 shares authorized, 2,569,542 and 2,525,611 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	26	25
Additional paid-in capital	27,500	26,462
Retained earnings	44,598	40,203
Accumulated other comprehensive income (loss)	592	(533)
Unearned compensation – ESOP	(931)	(1,027)
Total stockholders' equity	71,785	65,130

Total liabilities and stockholders' equity	$985,867	$871,420

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans and loans held for sale	$9,769	$7,941	$27,940	$22,702
Debt securities:
Taxable	335	364	1,076	1,050
Tax-exempt	76	82	238	246
Short-term investments and certificates of deposit	270	143	577	376
FHLB stock	75	86	213	244
Total interest and dividend income	10,525	8,616	30,044	24,618
Interest expense:
Deposits	2,606	1,668	7,665	4,318
Short-term borrowings	338	244	703	442
Long-term debt	521	273	1,154	1,004
Subordinated debt	157	158	471	474
Total interest expense	3,622	2,343	9,993	6,238

Net interest income	6,903	6,273	20,051	18,380
Provision for loan losses	70	130	480	390
Net interest income, after provision for loan losses	6,833	6,143	19,571	17,990

Non-interest income:
Customer service fees	43	42	131	130
Mortgage banking activities	102	35	181	72
Income on bank-owned life insurance	60	60	177	175
Wealth management fees	402	407	1,228	1,208
Miscellaneous	355	17	809	200
Total non-interest income	962	561	2,526	1,785

Non-interest expense:
Salaries and employee benefits	3,052	2,660	9,214	8,074
Occupancy and equipment	842	782	2,466	2,201
Data processing	325	265	930	734
FDIC insurance	11	150	336	486
Professional fees	191	159	637	572
Other general and administrative	579	566	1,871	1,666
Total non-interest expense	5,000	4,582	15,454	13,733

Income before income taxes	2,795	2,122	6,643	6,042
Provision for income taxes	759	565	1,800	1,628

Net income	2,036	1,557	4,843	4,414

Other comprehensive income:
Net unrealized holding (loss) gains on available-for-sale securities	(92)	(267)	1,509	(1,343)
Income tax benefit (expense)	17	54	(384)	335

Total other comprehensive (loss) gain income	(75)	(213)	1,125	(1,008)

Comprehensive income	$1,961	$1,344	$5,968	$3,406
Earnings per common share:
Basic	$0.82	$0.65	$1.97	$1.84
Diluted	$0.80	$0.62	$1.91	$1.77
Weighted average shares outstanding:
Basic	2,472,267	2,408,091	2,454,103	2,398,671
Diluted	2,554,454	2,511,241	2,545,786	2,499,093

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2019 and 2018

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Unearned Compensation-	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Equity
	(Dollars in thousands)
Balance at December 31, 2017	2,506,532	$25	$25,601	$34,736	$39	$(1,156)	$59,245

Comprehensive income	--	--	--	1,437	(653)	--	784
Reclassification related to Tax Cuts and Jobs Act	--	--	--	(7)	7	--	--
Dividends paid to common stockholders ($0.05 per share)	--	--	--	(127)	--	--	(127)
Share-based compensation-equity incentive plan	--	--	107	--	--	--	107
ESOP shares committed to be allocated (3,209)	--	--	61	--	--	33	94

Balance at March 31, 2018	2,506,532	$25	$25,769	$36,039	$(607)	$(1,123)	$60,103

Comprehensive income	--	--	--	1,420	(149)	--	1,271
Dividends paid to common stockholders ($0.055 per share)	--	--	--	(137)	--	--	(137)
Restricted stock forfeitures	(400)
Share-based compensation-equity incentive plan	--	--	100	--	--	--	100
ESOP shares committed to be allocated (3,210)	--	--	72	--	--	31	103

Balance at June 30, 2018	2,506,132	$25	$25,941	$37,322	$(756)	$(1,092)	$61,440
Comprehensive income	--	--	--	1,557	(213)	--	1,344
Dividends paid to common stockholders ($0.055 per share)	--	--	--	(139)	--	--	(139)
Stock options exercised	19,054	--	154	--	--	--	154
Share-based compensation-equity incentive plan	--	--	106	--	--	--	106
ESOP shares committed to be allocated (3,210)	--	--	77	--	--	33	110
Balance at September 30, 2018	2,525,186	$25	$26,278	$38,740	$(962)	$(1,059)	$63,022

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2019 and 2018

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Unearned Compensation-	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Equity
	(Dollars in thousands)
Balance at December 31, 2018	2,525,611	$25	$26,462	$40,203	$(533)	$(1,027)	$65,130

Comprehensive income	--	--	--	1,302	643	--	1,945
Restricted stock awards grant	11,500	--	--	--	--	--	--
Stock options exercised	2,553	--	48	--	--	--	48
Restricted stock forfeitures	(2,000)	--	--	--	--	--	--
Dividends paid to common stockholders ($0.055 per share)	--	--	--	(140)	--	--	(140)
Share-based compensation-equity incentive plan	--	--	102	--	--	--	102
ESOP shares committed to be allocated (3,209)	--	--	64	--	--	32	96

Balance at March 31, 2019	2,537,664	$25	$26,676	$41,365	$110	$(995)	$67,181

Comprehensive income	--	--	--	1,505	557	--	2,062
Stock options exercised	21,901	1	351	--	--	--	352
Dividends paid to common stockholders ($0.06 per share)	--	--	--	(153)	--	--	(153)
Share-based compensation-equity incentive plan	--	--	99	--	--	--	99
ESOP shares committed to be allocated (3,210)	--	--	75	--	--	32	107

Balance at June 30, 2019	2,559,565	$26	$27,201	$42,717	$667	$(963)	$69,648

Comprehensive income	--	--	--	2,036	(75)	--	1,961
Restricted stock awards grant	3,000	--	--	--	--	--	--
Stock options exercised	11,027	--	169	--	--	--	169
Restricted stock forfeitures	(4,050)	--	(36)	--	--	--	(36)
Dividends paid to common stockholders ($0.06 per share)	--	--	--	(155)	--	--	(155)
Share-based compensation-equity incentive plan	--	--	97	--	--	--	97
ESOP shares committed to be allocated (3,210)	--	--	69	--	--	32	101

Balance at September 30, 2019	2,569,542	$26	$27,500	$44,598	$592	$(931)	$71,785

See accompanying notes to consolidated financial statements.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$4,843	$4,414
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	480	390
Depreciation and amortization	611	574
Net amortization of securities	129	117
Gains on sales of securities, net	8	--
Principal balance of loans sold	13,782	5,857
Loans originated for sale	(20,133)	(6,555)
Accretion of net deferred loan fees	(493)	(435)
Amortization of subordinated debt issuance costs	22	23
Income on bank-owned life insurance	(177)	(175)
Deferred income tax provision	(297)	(262)
ESOP expense	304	307
Share-based compensation	262	313
Net change in other assets and liabilities	(467)	(500)
Net cash provided (used) by operating activities	(1,126)	4,068

Cash flows from investing activities:

Activity in securities available for sale:
Maturities, prepayments and calls	5,944	8,289
Purchases	--	(10,914)
Proceeds from sales	28,406	--
Purchase (redemption) of Federal Home Loan Bank stock	(1,415)	471
Net loan originations	(88,540)	(33,703)
Additions to premises and equipment	(534)	(728)
Proceeds on sale of premises and equipment	28	63
Net cash used by investing activities	(56,111)	(36,522)

Cash flows from financing activities:
Net increase in deposits	40,814	53,761
Proceeds from issuance of long-term debt	33,000	36,000
Repayments of long-term debt	(13,995)	(50,817)
Increase (decrease) in short-term borrowings	36,000	(10,500)
Stock options exercised	568	154
Common stock repurchased	1	--
Cash dividends paid on common stock	(448)	(403)
Net cash provided by financing activities	95,940	28,195

Net change in cash and cash equivalents	38,703	(4,259)
Cash and cash equivalents at beginning period	42,650	28,462
Cash and cash equivalents at end of period	$81,353	$24,203

Supplementary information:
Interest paid	$9,762	$6,083
Income taxes paid	1,838	2,086

See accompanying notes to consolidated financial statements.

WELLESLEY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited interim consolidated financial statements include the accounts of Wellesley Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Wellesley Bank (the “Bank”), the principal operating entity, and its wholly-owned subsidiaries: Wellesley Securities Corporation, which engages in the business of buying, selling and dealing in securities exclusively on its own behalf; Wellesley Investment Partners, LLC, formed to provide investment management services for individuals, not-for-profit entities and businesses; and Central Linden, LLC, to hold, manage and sell foreclosed real estate. All significant intercompany balances and transactions have been eliminated in consolidation. Assets under management at Wellesley Investment Partners, LLC are not included in these consolidated financial statements because they are not assets of the Company. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2018 Annual Report on Form 10-K. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other period.

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

The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

	September 30,	December 31,
	2019	2018
	(In thousands)
Unrealized holding gains (losses) on securities available for sale	$777	$(732)
Tax effect	(185)	199
Net-of tax amount	$592	$(533)

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

In September 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure expected credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Entities will now use forward-looking information to better form their credit loss estimates. Credit losses on available-for-sale debt securities should be measured in a manner similar to current GAAP; however, recognized credit losses will be presented as an allowance rather than as a write-down. This ASU was scheduled to be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. However, the FASB recently voted to propose delaying the standard by three years for small reporting companies, which includes Wellesley Bank. To date, the Company has implemented a committee led by the Company’s Chief Financial Officer, which includes the Chief Lending Officer, to assist in identifying, implementing and evaluating the impact of the required changes to the loan loss estimation model and processes. The Company has evaluated the portfolio segments and various methodologies and is currently evaluating potential loss modeling processes as well as related controls and procedures. Management will continue to closely monitor legislative developments.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2019
Residential mortgage-backed securities:
Government National Mortgage Association	$2,869	$79	$(24)	$2,924
Government-sponsored enterprises	2,381	63	(9)	2,435
SBA and other asset-backed securities	4,211	176	(2)	4,385
State and municipal bonds	7,459	387	--	7,846
Government-sponsored enterprise obligations	7,000	--	(6)	6,994
Corporate bonds	9,096	139	(26)	9,209

	$33,016	$844	$(67)	$33,793

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
December 31, 2018
Residential mortgage-backed securities:
Government National Mortgage Association	$3,846	$44	$(43)	$3,847
Government-sponsored enterprises	11,382	29	(188)	11,223
SBA and other asset-backed securities	11,720	64	(157)	11,627
State and municipal bonds	12,908	111	(111)	12,908
Government-sponsored enterprise obligations	8,000	--	(187)	7,813
Corporate bonds	18,151	28	(322)	17,857
U.S. Treasury bills	1,495	--	--	1,495

	$67,502	$276	$(1,008)	$66,770

For the three and nine months ended September 30, 2019, proceeds from sales of available-for-sale securities amounted to $28.4 million with gross realized gains of $145 thousand and gross realized losses of $137 thousand, which are included in miscellaneous income.

There were no sales of available-for-sale securities for the three and nine months ended September 30, 2018.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2019 are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$2,349	$2,349
After 1 year to 5 years	9,809	9,853
After 5 years to 10 years	7,799	8,108
After 10 years	3,598	3,739
	23,555	24,049
Mortgage- and asset-backed securities	9,461	9,744

	$33,016	$33,793

Expected maturities may differ from contractual maturities because the issuer, in certain instances, has the right to call or prepay obligations with or without call or prepayment penalties.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
September 30, 2019
Residential mortgage-backed securities:
Government National Mortgage Association	$--	$--	$(24)	$904
Government-sponsored enterprises	--	--	(9)	367
SBA and other asset-backed securities	(2)	305	--	--
State and municipal bonds	--	--	--	--
Government-sponsored enterprise obligations	(6)	2,994	--	--
Corporate bonds	--	--	(26)	1,835

	$(8)	$3,299	$(59)	$3,106

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
December 31, 2018
Residential mortgage-backed securities:
Government National Mortgage Association	$--	$--	$(43)	$1,755
Government-sponsored enterprises	(1)	103	(187)	7,880
SBA and other asset-backed securities	--	--	(157)	5,455
State and municipal bonds	(2)	386	(109)	6,257
Government-sponsored enterprise obligations	--	--	(187)	7,813
Corporate bonds	(29)	5,705	(293)	11,124

	$(32)	$6,194	$(976)	$40,284

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluations. At September 30, 2019, various debt securities have unrealized losses with aggregate depreciation of 1.03% from their aggregate amortized cost basis. These unrealized losses relate principally to the effect of interest rate changes on the fair value of debt securities and not an increase in credit risk of the issuers. As the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2019.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the ending balances of loans is as follows:

	September 30,	December 31,
	2019	2018
	(In thousands)
Real estate loans:
Residential – fixed	$71,834	$64,218
Residential – variable	319,236	318,292
Commercial	166,193	148,006
Construction	150,732	106,723
	707,995	637,239

Commercial loans:
Secured	82,784	61,563
Unsecured	5,144	5,327
	87,928	66,890

Consumer loans:
Home equity lines of credit	36,955	39,486
Other	165	163
	37,120	39,649

Total loans	833,043	743,778
Net deferred originations costs	(240)	(8)
Total loans, net of deferred fees	832,803	743,770

Less:
Allowance for loan losses	(7,218)	(6,738)

Loans, net	$825,585	$737,032

The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2019 and 2018:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Three Months Ended September 30, 2019

Allowance at June 30, 2019	$2,151	$1,522	$1,626	$1,352	$262	$3	$232	$7,148

Provision (credit) for loan losses	(35)	(34)	211	30	(25)	--	(77)	70

Allowance at September 30, 2019	$2,116	$1,488	$1,837	$1,382	$237	$3	$155	$7,218

Three Months Ended September 30, 2018

Allowance at June 30, 2018	$1,999	$1,615	$1,459	$962	$257	$4	$117	$6,413

Provision (credit) for loan losses	108	4	5	(10)	(6)	(1)	30	130

Allowance at September 30, 2018	$2,107	$1,619	$1,464	$952	$251	$3	$147	$6,543

Nine Months Ended September 30, 2019

Allowance at December 31, 2018	$2,216	$1,602	$1,462	$1,124	$257	$3	$74	$6,738

Provision (credit) for loan losses	(100)	(114)	375	258	(20)	--	81	480

Allowance at September 30, 2019	$2,116	$1,488	$1,837	$1,382	$237	$3	$155	$7,218

Nine Months Ended September 30, 2018

Allowance at December 31, 2017	$1,722	$1,520	$1,661	$917	$237	$2	$94	$6,153

Provision (credit) for loan losses	385	99	(197)	35	14	1	53	390

Allowance at September 30, 2018	$2,107	$1,619	$1,464	$952	$251	$3	$147	$6,543

Further information pertaining to the allowance for loan losses is as follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
September 30, 2019

Allowance related to impaired loans	$--	$--	$--	$--	$--	$--	$--	$--
Allowance related to non-impaired loans	2,116	1, 488	1,837	1,382	237	3	155	7,218

Total allowance	$2,116	$1,488	$1,837	$1,382	$237	$3	$155	$7,218

Impaired loan balances	$728	$2,635	$--	$796	$500	$--	$--	$4,659
Non-impaired loan balances	390,342	163,558	150,732	87,132	36,455	165	--	828,384

Total loans	$391,070	$166,193	$150,732	$87,928	$36,955	$165	$--	$833,043

December 31, 2018

Allowance related to impaired loans	$--	$--	$--	$--	$--	$--	$--	$--
Allowance related to non-impaired loans	2,216	1,602	1,462	1,124	257	3	74	6,738

Total allowance	$2,216	$1,602	$1,462	$1,124	$257	$3	$74	$6,738

Impaired loan balances	$746	$2,846	$--	$--	$--	$--	$--	$3,592
Non-impaired loan balances	381,764	145,160	106,723	66,890	39,486	163	--	740,186

Total loans	$382,510	$148,006	$106,723	$66,890	$39,486	$163	$--	$743,778

The following is a summary of past due and non-accrual loans at September 30, 2019 and December 31, 2018:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Non-accrual Loans
	(In thousands)
September 30, 2019

Residential real estate	$568	$--	$--	$568	$--	$568
Commercial real estate	--	--	548	548	--	548
Consumer loans	--	500	--	500	--	500

Total	$568	$500	$548	$1,616	$--	$1,616

December 31, 2018

Residential real estate	$1,551	$--	$--	$1,551	$--	$581
Commercial real estate	--	--	556	556	--	556

Total	$1,551	$--	$556	$2,107	$--	$1,137

The following is a summary of impaired loans:

	September 30, 2019		December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$728	$745	$746	$764
Commercial real estate	2,635	2,760	2,846	2,974
Commercial loans	796	796	--	--
Consumer loans	500	500	--	--

Total impaired loans	$4,659	$4,801	$3,592	$3,738

Further information pertaining to impaired loans follows:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)

Residential real estate	$731	$8	$6	$738	$23	$18
Commercial real estate	2,669	24	--	2,739	84	11
Commercial loans	790	14		519	31
Consumer loans	125	--		42	--

Total	$4,315	$46	$6	$4,038	$138	$29

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)

Residential real estate	$821	$13	$2	$421	$25	$5
Commercial real estate	2,949	32	6	1,627	61	34

Total	$3,770	$45	$8	$2,048	$86	$39

New TDRs were recorded totaling $2.6 million, which included a new commitment of $500 thousand, in the three and nine months ended September 30, 2019 as a working capital, line of credit was granted to an existing impaired commercial loan relationship, consisting of two commercial real estate loans.

There were no new troubled debt restructurings recorded during the three and nine months ended September 30, 2018.

There were no TDRs that defaulted, generally considered 90 days past due or longer, during the three and nine months ended September 30, 2019 and 2018, and for which default was within one year of the restructure date. TDRs did not have a material impact on the allowance for loan losses for the three and nine months ended September 30, 2019 and 2018.

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

The following table presents the Company’s loans by risk rating:

	September 30, 2019				December 31, 2018
	Commercial Real Estate	Construction	Commercial	Total	Commercial Real Estate	Construction	Commercial	Total
	(In thousands)
Loans rated 1-4	$162,523	$150,732	$86,211	$399,466	$144,243	$106,723	$65,245	$316,211
Loans rated 5	885	--	1,049	1,934	917	--	1,645	2,562
Loans rated 6	2,237	--	668	2,905	2,290	--	--	2,290
Loans rated 7	548	--	--	548	556	--	--	556

Total	$166,193	$150,732	$87,928	$404,853	$148,006	$106,723	$66,890	$321,619

NOTE 7 – DERIVATIVE INSTRUMENTS

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

Outstanding derivative loan commitments expose the Company to the potential for changes in the fair value of the underlying loans as interest rates change, along with the value of the loan commitment. If interest rates increase, the value of these loan commitments will decrease. Conversely, if interest rates decrease, the value of these loan commitments will increase. The notional amount of undesignated derivative loan commitments was $1.8 million at September 30, 2019. The fair value of these commitments was an asset of $5 thousand.

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

The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. The notional amount of undesignated forward loan sale commitments was $8.9 million at September 30, 2019. The fair value of these commitments was an asset of $3 thousand.

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

A summary of the interest rate swaps is as follows:

	With commercial		With third-party
	loan borrowers		financial institutions
	September 30,	December 31,	September 30,	December 31,
	2019	2018	2019	2018
	(dollars in thousands)
Notional amount	$ 66,098	$28,320	$66,098	$28,320
Receive (pay) fixed rate weighted average	4.68%	5.09%	(4.68%)	(5.09%)
Receive (pay) variable rate weighted average	(4.23%)	(5.06%)	4.23%	5.06%
Weighted average remaining years	10.7 years	12.8 years	10.7 years	12.8 years
Unrealized fair value gain (loss)	$4,832	$264	$(4,832)	$(264)

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

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018 are summarized below.

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
September 30, 2019

Assets
Securities available for sale	$--	$33,793	$--	$33,793
Interest rate swap agreements	--	4,832	--	4,832
Derivative loan commitments	--	--	5	5
Forward loan sale commitments	--	--	3	3
	$--	$38,625	$8	$38,633

Liabilities
Interest rate swap agreements	$--	$4,832	$--	$4,832

December 31, 2018

Assets
Securities available for sale	$--	$66,770	$--	$66,770
Interest rate swap agreements	--	264	--	264
	$--	$67,034	$--	$67,034

Liabilities
Interest rate swap agreements	$--	$264	$--	$264

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

	September 30, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Loans held for sale	$--	$--	$6,351	$--	$--	$--

There were no liabilities measured at fair value on a non-recurring basis at September 30, 2019 and December 31, 2018.

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

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
			(In thousands)
September 30, 2019
Financial assets:
Cash and cash equivalents	$81,353	$81,353	$--	$--	$81,353
Certificates of deposit	100	100	--	--	100
Securities available for sale	33,793	--	33,793	--	33,793
FHLB stock	6,162	--	--	6,162	6,162
Loans held for sale	6,351	--	--	6,351	6,351
Loans, net	825,585	--	--	833,926	833,926
Accrued interest receivable	2,769	--	--	2,769	2,769
Interest rate swap agreements	4,832	--	4,832	--	4,832
Derivative loan commitments	5	--	--	5	5
Forward loan sale commitments	3	--	--	3	3

Financial liabilities:
Deposits	$758,745	$--	$--	$758,924	$758,924
Short-term borrowings	51,000	--	51,000	--	51,000 18,,000
Long-term debt	77,533	--	77,702	--	77,702
Subordinated debt	9,854	--	--	9,765	9,765
Accrued interest payable	716	--	--	716	716
Interest rate swap agreements	4,832	--	4,832	--	4,832

December 31, 2018
Financial assets:
Cash and cash equivalents	$42,650	$42,650	$--	$--	$42,650
Certificates of deposit	100	100	--	--	100
Securities available for sale	66,770	--	66,770	--	66,770
FHLB stock	4,747	--	--	4,747	4,747
Loans, net	737,032	--	--	732,427	732,427
Accrued interest receivable	2,288	--	--	2,288	2,288
Interest rate swap agreements	264	--	264	--	264

Financial liabilities:
Deposits	$717,931	$--	$--	$716,685	$716,685
Short-term borrowings	15,000	--	15,000	--	15,000
Long-term debt	58,528	--	58,192	--	58,192
Subordinated debt	9,832	--	--	9,691	9,691
Accrued interest payable	487	--	--	487	487
Interest rate swap agreements	264	--	264	--	264

NOTE 9 – EMPLOYEE STOCK OWNERSHIP PLAN

The Bank maintains an Employee Stock Ownership Plan (the “ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

The Company granted a loan to the ESOP to purchase shares of the Company’s common stock on the closing date of the Company’s mutual-to-stock conversion in 2012. As of September 30, 2019, the ESOP held 176,177 shares or 6.9% of the common stock outstanding on that date. The loan is payable annually over 15 years at the rate of 3.25% per annum. The loan can be prepaid without penalty. Loan payments are expected to be funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are reinvested into shares to participants and cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Shares held by the ESOP at September 30, 2019 include the following:

Allocated	73,471
Committed to be allocated	9,629
Unallocated	93,077

176,177

The fair value of unallocated shares was $2.9 million at September 30, 2019.

Total compensation expense recognized in connection with the ESOP for the three months ended September 30, 2019 and 2018 was $101 thousand and $109 thousand, respectively. ESOP-related compensation expense was $304 thousand and $307 thousand for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 10 – EQUITY INCENTIVE PLANS

Under the Company’s 2016 Equity Incentive Plan, the Company may grant restricted stock awards to its employees and directors for up to 75,000 shares of its common stock. A restricted stock award (the “award”) is a grant of shares of Company common stock for no consideration, subject to a vesting schedule or the satisfaction of market conditions or performance criteria. Awarded shares are held in reserve for each grantee by the Company’s transfer agent, and will be issued from previously authorized but unissued shares upon vesting. The fair value of the stock awards, based on the market price at the grant date, will be recognized over the five-year vesting period. At September 30, 2019, there remain 20,550 shares available to award under the Plan.

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

The Company’s 2012 Equity Incentive Plan was terminated upon approval of the 2016 Equity Incentive Plan.

Stock Options

A summary of option activity under the 2012 Equity Incentive Plan for the nine months ended September 30, 2019 is presented below:

	Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balance at January 1, 2019	193	$16.11
Forfeited	(3)	19.07
Exercised	(35)	16.01

Balance at September 30, 2019	155	$16.09	3.45	$2,339
Exercisable at September 30, 2019	148	$15.33	3.16	$2,193

	Non-vested
	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Balance at January 1, 2019	10	$4.13
Forfeited	(3)	4.01

Balance at September 30, 2019	7	$4.18

For the three months ended September 30, 2019 and 2018, compensation expense applicable to the stock options was $4 thousand and $9 thousand, respectively. There was no recognized tax benefit related to this expense for the period ended September 30, 2019 and September 30, 2018, respectively.

For the nine months ended September 30, 2019 and 2018, compensation expense applicable to the stock options was $17 thousand and $28 thousand, respectively. There was no recognized tax benefit related to this expense for the period ended September 30, 2019 and September 30, 2018, respectively.

Unrecognized compensation expense for non-vested stock options totaled $6 thousand as of September 30, 2019, which will be recognized over the remaining weighted average vesting period of 0.4 years.

Stock Awards

For the nine months ended September 30, 2019, there were 14,500 restricted stock awards granted with a weighted average grant date fair value of $28.88.

The following table presents the activity in non-vested stock awards under the equity incentive plans for the nine months ended September 30, 2019:

	Number of Shares	Grant-date Fair Value
	(In thousands)
Balance at January 1, 2019	27	$23.97
Restricted shares granted	15	28.88
Restricted shares forfeited	(6)	24.39

Balance at September 30, 2019	36	$25.83

There was no activity in non-vested restricted stock awards under the 2016 or the 2012 Equity Incentive Plan for the three and nine months ended September 30, 2018.

For the three months ended September 30, 2019 and 2018, compensation expense applicable to the stock awards was $56 thousand and $97 thousand, respectively, and the recognized tax benefit related to this expense was $16 thousand and $27 thousand, respectively.

For the nine months ended September 30, 2019 and 2018, compensation expense applicable to the stock awards was $245 thousand and $285 thousand, respectively, and the recognized tax benefit related to this expense was $69 thousand and $80 thousand, respectively.

Unrecognized compensation expense for non-vested restricted stock totaled $626 thousand as of September 30, 2019, which will be recognized over the remaining weighted average vesting period of 2.27 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except earnings per share amounts)
Net income applicable to common stock	$2,036	$1,557	$4,843	$4,414

Average number of common shares issued	2,567	2,516	2,552	2,509
Less: Average unallocated ESOP shares	(95)	(108)	(98)	(111)

Average number of common shares outstanding used to calculate basic earnings per common share	2,472	2,408	2,454	2,398
Effect of dilutive stock options	82	103	92	101

Average number of common shares outstanding used to calculate diluted earnings per share	2,554	2,511	2,546	2,499
Earnings per common share:
Basic	$0.82	$0.65	$1.97	$1.84
Diluted	$0.80	$0.62	$1.91	$1.77

There were no anti-dilutive options that would have been excluded from the computations of diluted earnings per share for the three and nine months ended September 30, 2019 and 2018. Anti-dilutive shares are common stock equivalents with exercise prices in excess of the average market value of the Company’s stock for the periods presented.

NOTE 12 – LEASES

Effective January 1, 2019, operating leases are included in operating lease right-of-use (“ROU”) asset and liabilities in our consolidated balance sheet. These operating leases provide the physical facilities for our sales and service locations, administration and operations offices, and ATMs.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities were recognized at the accounting adoption date based on the present value of lease payments over the remaining lease term. As our leases do not provide an implicit rate, we use the Federal Home Loan Bank borrowing rates that best align with the lease term in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease, which we include when it is reasonably certain that we will exercise that option. For operating leases, the lease expense is recognized on a straight-line basis over the lease term. The operating lease expense for the three and nine months ended September 30, 2019 was $403 thousand and $1.2 million, respectively.

The table below summarizes other information related to our operating leases as of September 30, 2019:

Cash flows from operating leases, in thousands, year to date 2019	$1,194
Weighted average remaining lease term, in years	5.4
Weighted average discount rate	3.13%

The table below summarizes the maturity of the operating lease liabilities as of September 30, 2019:

(In thousands)
2019	$402
2020	1,632
2021	1,483
2022	1,182
2023	1,101
Thereafter	1,912
Total lease payments	7,712
Less imputed interest	(805)
Present value of lease liabilities	$6,907

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

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

General. Total assets increased $114.4 million, or 13.1%, from $871.4 million at December 31, 2018 to $985.9 million at September 30, 2019. Total asset growth was primarily related to an increase in the net loan portfolio of $88.6 million or 12.0%, the addition of an operating lease right-of-use asset of $6.9 million and an increase in cash and short-term investments of $38.7 million, partially offset by a decrease of $33.0 million in securities available for sale.

Loans. The net loan portfolio increased $88.6 million. Construction loans increased $44.0 million, or 41.2%, primarily due to the addition of several projects during the period. Commercial real estate loans increased $18.2 million, or 12.3%, as we have had continued success in expanding our business development efforts. Commercial and industrial loans increased $21.0 million, or 31.5%, associated with continued strong business conditions in our markets. Residential real estate loans increased $8.6 million, or 2.2%, to $391.1 million, compared to $382.5 million at December 31, 2018.

At September 30, 2019, past due loans totaled $1.6 million as compared to $2.1 million at December 31, 2018. Substantially all delinquent loans are secured by real estate collateral with values exceeding outstanding loan principal. There were no charge-offs on delinquent loans during the nine months ended September 30, 2019 and September 30, 2018.

Securities. Total securities decreased from $66.8 million at December 31, 2018 to $33.8 million at September 30, 2019 associated with the initiative to increase liquidity to pay down borrowings coming due in the fourth quarter.

Deposits. Total deposits increased $40.8 million, or 5.7%, from $717.9 million at December 31, 2018 to $758.7 million at September 30, 2019. Money market accounts increased $76.9 million, or 37.7%. Demand deposits and NOW accounts increased $21.5 million, or 14.0%, to $175.3 million as growth was realized in both retail and commercial accounts. Deposit growth was driven by our continued emphasis on primary relationships as well as targeted offers on interest-bearing accounts. Consequently, non-relationship based certificates of deposit decreased $48.1 million, or 17.3%, to $230.2 million, which included a decrease of $32.5 million brokered accounts. Savings account balances also decreased $9.4 million to $72.8 million at September 30, 2019.

Borrowings. We use borrowings, primarily from the FHLB, to supplement our supply of funds for loans and securities, and to support short-term liquidity needs of the institution. Long-term debt, consisting entirely of FHLB advances, increased $19.0 million, or 32.5%, for the nine months ended September 30, 2019 to support loan funding. Short-term borrowings consist entirely of advances from the FHLB with initial maturities less than one year. Balances of short-term borrowings increased $36.0 million, or 240.0%, from December 31, 2018 to meet liquidity needs. Subordinated debt was $9.8 million at September 30, 2019 and December 31, 2018.

Stockholders’ Equity. Stockholders’ equity increased $6.7 million, or 10.2%, from $65.1 million at December 31, 2018 to $71.8 million at September 30, 2019. The increase was primarily a result of net income for the nine month period of $4.8 million, an after-tax increase in the fair value of available-for-sale securities of $1.1 million and $1.0 million primarily related to equity plan transactions, partially offset by dividends paid of $448 thousand.

Results of Operations for the Three Months Ended September 30, 2019 and 2018

Overview. Net income for the three months ended September 30, 2019 was $2.0 million, compared to net income of $1.6 million for the three months ended September 30, 2018, an increase of $479 thousand or 30.8%. The increase in net income was due to increases in net interest income and non-interest income along with a lower provision for loan losses, partially offset by an increase in non-interest expense. Net interest income increased $630 thousand to $6.9 million; non-interest income increased $401 thousand to $962 thousand; and, the provision for loan loss decreased $60 thousand to $70 thousand in the 2019 quarter. Non-interest expense increased $418 thousand and totaled $5.0 million for the three months ended September 30, 2019. Income tax expense increased $194 thousand to $759 thousand, as compared to the 2018 period.

Net Interest Income. Net interest income for the three months ended September 30, 2019 increased $630 thousand, or 10.0%, as compared to the three months ended September 30, 2018. The increase in interest income was due to increases in the average balances of loans and an increasing yield. Interest expense increased, driven by overall deposit growth, higher rates offered on certificates of deposit and money market accounts, and higher rates on borrowings.

Interest and dividend income increased $1.9 million, or 22.2%, from $8.6 million for the three months ended September 30, 2018 to $10.5 million for the three months ended September 30, 2019. The average balance of interest-earning assets increased 15.9%, while the average rate earned on these assets increased by 23 basis points (“bps”). Interest and fees on loans increased $1.8 million, or 23.0%, due, in part, to a 15.6% increase in the average balance of loans. The average rate earned on loans increased 28 bps to 4.64%. Interest income from investments increased $92 thousand, or 15.6%, due primarily to an increase in the average balances and the average yields for the three months ended September 30, 2019 as compared to the prior year period.

Interest expense increased $1.3 million, or 54.6% primarily due to an increase in average balances of interest-bearing deposits and an increase in rates. Our funding costs have responded more quickly than loan income to the change in interest rates. Deposit expense increased $938 thousand, or 56.2%. The average balance of interest-bearing deposits increased $89.6 million, or 16.9%, in the three months ended September 30, 2019, compared to the same period in 2018 and the average rate paid on interest bearing deposits increased 42 bps. In the 2019 period, interest expense on money market accounts increased by $768 thousand to $1.1 million. The rate paid on money market accounts increased 65 bps primarily due to higher interest rates offered on these accounts than in the prior year, along with the increase of the average balance of money market accounts of $124.3 million to $274.2 million, as compared to the prior year period. The cost of term certificates of deposit increased $192 thousand to $1.3 million as balances in our retail products increased. Rates paid on certificates of deposit balances increased to 2.23%, up from 1.74% in the same period last year.

Interest expense on short-term borrowings totaled $338 thousand in the three month period ended September 30, 2019, compared to $244 thousand in the three months ended September 30, 2018, primarily due to increases in average balances as well as increases in the rates paid by 35 bps.

Long-term debt expense totaled $521 thousand in the three month period ended September 30, 2019 compared to $273 thousand in the three months ended September 30, 2018. The average balance of long-term FHLB advances increased from $66.7 million to $77.6 million, while rates paid on long-term FHLB advances increased from 1.62% to 2.66%.

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

	For the Three Months Ended September 30,
	2019			2018
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
Interest-earning assets:
Short-term investments	$52,941	$270	2.02%	$27,703	$143	2.04%
Debt securities:
Taxable	47,194	335	2.82	53,789	364	2.69
Tax-exempt	12,233	76	2.45	12,905	82	2.52
Total loans and loans held for sale	835,663	9,769	4.64	722,979	7,941	4.36
FHLB stock	6,162	75	4.80	6,042	86	5.64
Total interest-earning assets	954,193	10,525	4.38	823,418	8,616	4.15
Allowance for loan losses	(7,195)			(6,479)
Total interest-earning assets less allowance for loan losses	946,998			816,939
Non-interest-earning assets	36,499			23,564
Total assets	$983,497			$840,503
Interest-bearing liabilities:
Regular savings accounts	$71,152	103	0.57	$88,950	136	0.61
NOW checking accounts	42,217	41	0.39	37,182	30	0.32
Money market accounts	274,179	1,150	1.66	149,898	382	1.01
Certificates of deposit	233,686	1,312	2.23	255,587	1,120	1.74
Total interest-bearing deposits	621,234	2,606	1.66	531,617	1,668	1.24
Short-term borrowings	51,587	338	2.60	43,060	244	2.25
Long-term debt	77,647	521	2.66	66,743	273	1.62
Subordinated debt	9,850	157	6.33	9,820	158	6.37
Total interest-bearing liabilities	760,318	3,622	1.89	651,240	2,343	1.43
Non-interest-bearing demand deposits	136,077			123,134
Other non-interest-bearing liabilities	15,650			3,292
Total liabilities	912,045			777,666
Stockholders’ equity	71,452			62,837
Total liabilities and stockholders’ equity	$983,497			$840,503
Net interest income		$6,903			$6,273
Net interest rate spread (2)			2.49%			2.72%
Net interest-earning assets (3)	$193,876			$172,177
Net interest margin (4)			2.87%			3.02%
Average total interest-earning assets to average total interest-bearing liabilities	125.50%			126.44%

(1)	Ratios for the three month period have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
	Increase (Decrease)
	Due to		Total Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Short-term investments	$128	$(1)	$127
Debt securities:
Taxable	(48)	19	(29)
Tax-exempt	(4)	(2)	(6)
Total loans and loans held for sale	1,294	534	1,828
FHLB stock	2	(13)	(11)
Total interest-earning assets	1,372	537	1,909

Interest-bearing liabilities:
Regular savings	(26)	(7)	(33)
NOW checking	4	7	11
Money market	431	337	768
Certificates of deposit	(84)	276	192
Total interest-bearing deposits	325	613	938
Short-term borrowings	53	41	94
Long-term debt	50	198	248
Subordinated debt	--	(1)	(1)
Total interest-bearing liabilities	428	851	1,279

Increase (decrease) in net interest income	$944	$(314)	$630

Provision for Loan Losses. The provision for loan losses was $70 thousand for the three months ended September 30, 2019, compared to $130 thousand for the three month period ended September 30, 2018. In both periods the provision reflects management’s estimate of loan losses based upon historical loan portfolio performance, growth of the portfolio, loan mix, as well as qualitative factors such as the strength of the regional economy and organizational knowledge and expertise.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	September 30,
(Dollars in thousands)	2019	2018
Allowance at beginning of period	$7,148	$6,413
Provision for loan losses	70	130
Charge-offs	--	--
Recoveries	--	--
Net charge-offs	--	--
Allowance at end of period	$7,218	$6,543
Allowance for loan losses to nonperforming loans at end of period	646.5%	542.89%
Allowance for loan losses to total loans at end of period	0.87%	0.90%
Net charge-offs to average loans outstanding during the period	0.00%	0.00%

Non-interest Income. Non-interest income totaled $962 thousand, an increase of $401 thousand or 71.5%. Wealth management fees decreased $5 thousand, or 1.2%, as compared to the prior year as total assets under management (”AUM”) totaled $406.6 million as of September 30, 2019, compared to $435.7 million at September 30, 2018. The reduction in AUM is due to a recent sale of $28.4 million of the Bank’s investment portfolio. Income from mortgage banking activities in 2019 increased $67 thousand as sales of residential mortgage loans were higher as compared to the prior year. Other miscellaneous income increased $338 thousand primarily due to increases in fees on customer loan interest rate swaps.

Non-interest Expense. Non-interest expense totaled $5.0 million for the three months ended September 30, 2019, compared to $4.6 million for the three months ended September 30, 2018, an increase of $418 thousand. Salaries and employee benefits increased $392 thousand due to annual merit and benefit cost increases, promotions, along with increases to staff. Occupancy and equipment costs increased $60 thousand as a result of the consolidation and relocation of business operations to new office space and annual rent adjustments. Data processing costs increased $60 thousand associated with increased business volumes. Professional fees increased $32 thousand due mainly to higher legal expense. FDIC insurance expense decreased $139 thousand primarily due to a one-time small bank assessment credit.

Income Taxes. An income tax provision of $759 thousand was recorded during the quarter ended September 30, 2019, compared to a provision of $565 thousand in the comparable 2018 quarter. The effective tax rate for the 2019 three month period was 27.2%, compared to 26.6% for the 2018 three month period, primarily related to the sale of a portion of the municipal securities portfolio.

Results of Operations for the Nine Months Ended September 30, 2019 and 2018

Overview. Net income for the nine months ended September 30, 2019 was $4.8 million, compared to net income of $4.4 million for the nine months ended September 30, 2018, an increase of $429 thousand from the prior period. The increase was primarily due to increased net interest income of $1.7 million and increased non-interest income of $741 thousand, partially offset by increased non-interest expense of $1.7 million, increased provision for loan losses of $90 thousand, and an increase in the tax provision of $172 thousand.

Net Interest Income. Net interest income for the nine months ended September 30, 2019 increased $1.7 million, or 9.1%, as compared to the nine months ended September 30, 2018. The increase in net interest income was primarily due to an increase in interest income of $5.4 million, or 22.0%, partially offset by interest expenses that increased $3.8 million, or 60.2%, during the period.

Interest and dividend income increased $5.4 million, or 22.0%, from $24.6 million for the nine months ended September 30, 2018 to $30.0 million for the nine months ended September 30, 2019. The average balance of interest-earning assets increased 13.1%, while the average rate earned on these assets increased by 33 bps. Interest and fees on loans increased $5.2 million, or 23.1%, due to a 14.8% increase in the average balance of loans and an increase of 31 bps in the average rate earned on loans. Interest income from investments increased $219 thousand, or 13.1%, due to an increase in the average rate earned on these securities, in part, from Federal Reserve interest rate increases.

The increase in interest expense of $3.7 million, or 60.2%, was primarily due to an increase in average balances of interest-bearing deposits and an increase in the cost of funds. The average balance of interest-bearing deposits increased $93.2 million, or 17.8%, in the nine months ended September 30, 2019, as compared to the same period in 2018, while the average rate paid on interest-bearing deposits increased 56 bps. Interest expense on money market accounts increased by $2.2 million from 2018 to 2019. The rate paid on money market accounts increased to 1.65% up from 0.81% in 2018, while the average balance of these accounts increased $107.3 million to $249.5 million, as compared to the prior year period. The cost of term certificates of deposit increased $1.2 million to $4.1 million as balances in our retail products have increased, as well as an increase of 58 bps in the rates paid to acquire these balances, as compared to the same period last year. The cost for all FHLB advances increased by $411 thousand, or 28.4%, due mainly to increases in interest rates as short-term advance rates increased by 70 bps while long-term debt rates climbed by 69 bps.

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

	For the Nine Months Ended September 30,
	2019			2018
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
Interest-earning assets:
Short-term investments	$34,916	$577	2.21%	$28,908	$376	1.74%
Debt securities:
Taxable	49,919	1,076	2.88	53,796	1,050	2.61
Tax-exempt	12,756	238	2.49	12,971	246	2.53
Total loans and loans held for sale	806,618	27,940	4.63	702,490	22,702	4.32
FHLB stock	5,004	213	5.70	5,993	244	5.43
Total interest-earning assets	909,213	30,044	4.42	804,158	24,618	4.09
Allowance for loan losses	(7,033)			(6,321)
Total interest-earning assets less allowance for loan losses	902,180			797,837
Non-interest-earning assets	33,638			23,163
Total assets	$935,818			$821,000
Interest-bearing liabilities:
Regular savings accounts	$74,899	335	0.60	$95,695	401	0.56
NOW checking accounts	37,672	104	0.37	37,384	84	0.30
Money market accounts	249,545	3,074	1.65	142,235	859	0.81
Certificates of deposit	254,235	4,152	2.18	247,795	2,974	1.60
Total interest-bearing deposits	616,351	7,665	1.66	523,109	4,318	1.10
Short-term borrowings	34,983	703	2.69	29,778	442	1.99
Long-term debt	65,826	1,154	2.34	81,132	1,004	1.65
Subordinated debt	9,842	471	6.41	9,812	474	6.45
Total interest-bearing liabilities	727,002	9,993	1.84	643,831	6,238	1.29
Non-interest-bearing demand deposits	126,672			112,474
Other non-interest-bearing liabilities	13,188			3,327
Total liabilities	866,862			759,632
Stockholders’ equity	68,956			61,368
Total liabilities and stockholders’ equity	$935,818			$821,000
Net interest income		$20,051			$18,380
Net interest rate spread (2)			2.58%			2.80%
Net interest-earning assets (3)	$182,211			$160,326
Net interest margin (4)			2.95%			3.06%
Average total interest-earning assets to average total interest-bearing liabilities	125.06%			124.90%

(1)	Ratios for the nine month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
	Increase (Decrease) Due to		Total Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Short-term investments	$87	$114	$201
Debt securities:
Taxable	(57)	83	26
Tax-exempt	(4)	(4)	(8)
Total loans and loans held for sale	3,528	1,710	5,238
FHLB stock	(43)	12	(31)
Total interest-earning assets	3,511	1,915	5,426

Interest-bearing liabilities:
Regular savings	(95)	28	(67)
NOW checking	1	20	21
Money market	932	1,283	2,215
Certificates of deposit	79	1,099	1,178
Total interest-bearing deposits	917	2,430	3,347
Short-term borrowings	87	174	261
Long-term debt	(124)	274	150
Subordinated debt	--	(3)	(3)
Total interest-bearing liabilities	880	2,875	3,755

Increase (decrease) in net interest income	$2,631	$(960)	$1,671

Provision for Loan Losses. The provision for loan losses was $480 thousand for the nine months ended September 30, 2019, compared to $390 thousand for the nine month period ended September 30, 2018. In both periods, the provision reflects management’s estimate of loan losses based upon historical loan portfolio performance, growth of the portfolio, loan mix, as well as other considerations such as the strength of the regional economy and organizational knowledge and expertise.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2019	2018
Allowance at beginning of period	$6,738	$6,153
Provision for loan losses	480	390
Charge-offs: Other consumer loans	--	--
Recoveries	--	--
Net charge-offs	--	--
Allowance at end of period	$7,218	$6,543
Allowance for loan losses to nonperforming loans at end of period	646.5%	542.89%
Allowance for loan losses to total loans at end of period	0.87%	0.90%
Net charge-offs to average loans outstanding during the period	0.00%	0.00%

Non-interest Income. Non-interest income totaled $2.5 million, an increase of $741 thousand, or 41.5%. Income from mortgage banking activities increased $109 thousand, primarily due to higher volume of sales of residential mortgage loans as compared to the prior year period. Income from wealth management fees in 2019 increased $20 thousand. All other non-interest income increased $612 thousand primarily due to an increase in fees on customer interest rate swaps due to increased commercial loan volume.

Non-interest Expense. Non-interest expense increased $1.7 million to $15.5 million during the nine months ended September 30, 2019, up from $13.7 million for the nine months ended September 30, 2018. Factors that contributed to the increase in non-interest expense during the 2019 period were increased salaries and employee benefits of $1.1 million, or 14.1%, primarily attributable to annual salary and employee benefits increases, promotions and increases to staff. Occupancy and equipment expenses increased $265 thousand due to the relocation of business operations to a new home office location and increases in rent expense. Data processing expense increased $196 thousand and other general administrative costs increased $205 thousand due to expanding business volumes and operations. Professional fees increased $65 thousand mainly due to higher legal expense. FDIC insurance costs decreased $150 thousand primarily due to the one-time small bank assessment credit.

Income Taxes. An income tax provision of $1.8 million was recorded during the nine months ended September 30, 2019 compared to a provision of $1.6 million in the comparable 2018 period. The effective tax rate for the 2019 nine month period was 27.1%, compared to 26.9% in the 2018 period, primarily related to a sale of a portion of the municipal securities portfolio.

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

Our most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and securities available for sale. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At September 30, 2019, cash and cash equivalents, which include short-term investments, totaled $81.4 million. Securities classified as available-for-sale, whose aggregate fair value is $33.8 million, provide additional sources of liquidity.

At September 30, 2019, we had $51.0 million in short-term borrowings outstanding, represented entirely by FHLB advances, and $77.5 million in long-term debt, also consisting entirely of FHLB advances. At September 30, 2019, we had a total of $81.2 million in unused borrowing capacity from the FHLB. Short-term borrowings are generally used to fund temporary cash needs due to the timing of loan originations and deposit gathering activities. Long-term debt is generally used to provide for longer-term funding needs of the Company, including the match funding of loans originated for portfolio. At September 30, 2019, we also had the ability to borrow $5.0 million from the Co-operative Central Bank on an unsecured basis, a credit line of $5.0 million with a correspondent bank, and $6.7 million from the Federal Reserve Bank under a collateralized borrowing program, none of which was outstanding at that date.

At September 30, 2019, we had $181.3 million in loan commitments outstanding, which included $76.4 million in unadvanced funds on construction loans, $43.2 million in unadvanced home equity lines of credit, $30.5 million in unadvanced commercial lines of credit, and $28.8 million in new loan originations.

Term certificates of deposit due within one year of September 30, 2019 amounted to $175.4 million, or 76.2%, of total term certificates, a decrease of $53.1 million from $228.5 million at December 31, 2018. Balances of term certificates maturing in more than one year totaled $54.7 million at September 30, 2019, up from $49.8 million to balances at December 31, 2018. Balances of term certificates that mature within one year reflect customer preferences for greater liquidity of personal funds, while longer-dated certificates reflect a willingness among customers to accept current interest rates for extended time periods. If maturing deposits are not renewed, we will be required to seek other sources of funds, including new term certificates and other borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing funds. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and will have to provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income will be dividends received from the Bank. Massachusetts banking law and FDIC regulations limit distributions of capital. In addition, the Company is subject to the policy of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) that dividends to stockholders should be paid only out of current earnings and only if the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality and overall financial condition. At September 30, 2019, the Company had $362 thousand of liquid assets as represented by cash and cash equivalents on an unconsolidated basis.

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

In order to be considered “adequately capitalized,” federal banking regulations require a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%; a minimum ratio of Tier 1 capital to risk-weighted assets of 6%; a minimum ratio of total capital to risk-weighted assets of 8%; and, a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to be considered “well capitalized” and avoid being subject to limitations on capital distributions and discretionary bonuses. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. At September 30, 2019, the Bank was well-capitalized under the current rules and we expect to remain well capitalized.

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

For the nine months ended September 30, 2019, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income and equity simulations. The simulations use projected repricing of assets and liabilities at September 30, 2019 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on the simulations. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position. When interest rates rise, loan prepayments tend to slow. When interest rates fall, loan prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slowed and would increase if prepayments accelerated. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects the estimated effects of changes in interest rates on the present value of our equity at September 30, 2019 and on our projected net interest income from September 30, 2019 through September 30, 2020. These estimates are in compliance with our internal policy limits.

	As of September 30, 2019			Over the Next 12 Months Ending September 30, 2020
Basis Point (“bp”)	Present Value of Equity			Projected Net Interest Income
Change in Rates	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
			(Dollars in thousands)
300 bp	$93,769	$2,422	2.65%	$30,820	$1,563	5.34%
200	96,048	4,701	5.15	30,492	1,235	4.22
0	91,347	--	--	29,257	--	--
(100)	84,479	(6,868)	(7.52)	28,673	(584)	(2.00)

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 29, 2019. As of September 30, 2019, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of Wellesley Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of Wellesley Bancorp, Inc. (2)

4.1	Form of 6.00% Fixed to Floating Subordinated Note Due 2025 (3)

10.1	First Amendment to the Wellesley Bank Employee Severance Compensation Plan

10.2	First Amendment to Severance Letter By and Between Wellesley Bank and Michael W. Dvorak

10.3	First Amendment to Severance Letter By and Between Wellesley Bank and Ralph L. Letner

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the exhibits to Wellesley Bancorp, Inc.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-176764), filed with the Securities and Exchange Commission on November 7, 2011.

(2)	Incorporated herein by reference to the exhibits to Wellesley Bancorp, Inc.’s Annual Report on Form 10-K (File No. 001-35352), filed with the Securities and Exchange Commission on March 29, 2018.

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2015 (included as Exhibit A to the Purchase Agreement filed as Exhibit 10.1 thereto).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLESLEY BANCORP, INC.

Dated:	November 7, 2019	By:	/s/ Thomas J. Fontaine
Thomas J. Fontaine
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 7, 2019	By:	/s/ Michael W. Dvorak
Michael W. Dvorak
Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)