Form 10-K
period 2019-12-31
Wellesley Bancorp, Inc.
filed 2020-03-27
CIK 1526952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2019

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

The aggregate market value of the common stock held by non-affiliates as of June 30, 2019 was $64,061,367, based on a closing price of $32.61.

As of March 15, 2020, the registrant had 2,599,845 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could affect actual results include, but are not limited to, our ability to complete our previously announced business combination with Cambridge Bancorp, interest rate trends, the general economic climate in our market area, as well as nationwide, the outbreak of the coronavirus or other highly infectious or contagious diseases, our ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation and tax laws. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Wellesley Bancorp, Inc. assumes no obligation to update any forward-looking statements.

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

Wellesley Bank. Founded in 1911, Wellesley Bank is a Massachusetts chartered cooperative bank headquartered in Wellesley, Massachusetts. We operate as a community-oriented financial institution offering traditional financial services to consumers and businesses in our primary market areas of Wellesley, Newton, Needham, Cambridge, Boston and the surrounding communities. We attract deposits from the general public and use those funds to originate residential mortgage loans, commercial real estate loans and construction loans, commercial business loans, and, to a lesser extent, home equity lines of credit and other consumer loans. We conduct our lending and deposit activities primarily with individuals and small businesses in our primary market areas. In addition, we also provide investment management services for high net worth individuals, families, businesses, private partnerships, nonprofit organizations, foundations and trusts through our wholly-owned subsidiary, Wellesley Investment Partners, LLC, (“Wellesley Investment Partners”) a registered investment advisor.

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

Pending Merger with Cambridge Bancorp

On December 5, 2019, Cambridge Bancorp (“Cambridge”) and the Company issued a joint press release announcing that Cambridge and the Company have entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company will merge with and into Cambridge, with Cambridge as the surviving entity (the “Merger”).  Under the terms of the Merger Agreement, which has been approved by the boards of directors and stockholders of both companies, stockholders of the Company will receive 0.580 shares of Cambridge common stock for each share of Wellesley common stock.  The transaction is subject to customary closing conditions and is expected to close during the second quarter of 2020.

Market Area

We conduct our operations from our executive office and six full-service branch offices located in Wellesley, Newton, Needham, and Boston. Our primary lending market is defined by our Community Reinvestment Act assessment area, and generally includes the communities of the greater Boston area. Due to our locations in and around Boston, our primary market area benefits from the presence of numerous institutions of higher learning, medical care and research centers and the corporate headquarters of several investment and financial services companies. The greater Boston metropolitan area also has many life science and high technology companies employing personnel with specialized skills. These factors affect the economic vitality of the region and impact the demand for residential homes, residential construction, office buildings, shopping centers, and other commercial properties in our market area.

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

Competition

We face significant competition for deposits and loans. Our most direct competition for deposits has historically come from the financial institutions operating in our primary market area and from other financial service companies such as securities brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds and mutual funds. At June 30, 2019, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (“FDIC”), we held 1.9% of the deposits in Norfolk County, which was the 14th largest market share among the 42 financial institutions with offices in Norfolk County. At June 30, 2019, we also held 13.7% of the deposits in the town of Wellesley, which was the third largest market share among the 14 financial institutions with offices in Wellesley. Some of the banks owned by large national and regional holding companies and other community-based banks that also operate in our primary market area are larger than we are and, therefore, may have greater resources or offer a broader range of products and services.

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

Lending Activities

Residential Mortgage Loans. The largest segment of our loan portfolio is residential mortgage loans, which enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. At December 31, 2019, residential mortgage loans were $388.3 million, or 46.1%, of our total loan portfolio, consisting of $77.7 million and $310.6 million of fixed-rate and adjustable-rate loans, respectively. We offer fixed-rate and adjustable-rate residential mortgage loans with terms up to 30 years. Generally, our fixed-rate loans conform to Fannie Mae and Freddie Mac underwriting guidelines and are originated with the intention to sell. Our adjustable-rate mortgage loans generally adjust either every year or every three years after an initial fixed period that ranges from three to ten years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a specified percentage above a representative U.S. Treasury index. Depending on the loan type, the maximum amount by which the interest rate may increase or decrease is generally 2% per adjustment period and the lifetime interest rate caps range from 5% to 6% over the initial interest rate of the loan.

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

Commercial Real Estate Loans. We also offer fixed-rate and adjustable-rate mortgage loans secured by commercial real estate properties, including loans secured by multi-family real estate properties. At December 31, 2019, commercial real estate loans were $181.9 million, or 21.6%, of our total loan portfolio, inclusive of $56.3 million in multi-family real estate loans. The commercial real estate loan portfolio consisted of $24.2 million in fixed-rate loans and $157.7 million in adjustable-rate loans at December 31, 2019. Our primary focus is individual commercial real estate loan originations to small and mid-size owner occupants and investors in amounts between $1.0 million and $5.0 million. The average size for loans in this portfolio was $1.2 million at December 31, 2019. Our commercial real estate and multi-family loans are generally secured by properties used for business purposes such as office buildings, warehouses, retail facilities and apartment buildings. In addition to originating these loans, we also occasionally participate in commercial real estate loans with other financial institutions located primarily in Massachusetts.

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

At December 31, 2019, our largest commercial real estate loan was $9.8 million and was secured by a memory care facility. At December 31, 2019, our largest multi-family real estate loan was $9.8 million and was secured by multiple income producing properties. These loans are located in communities in our primary lending area and were performing according to their original repayment terms at December 31, 2019.

Construction Loans. At December 31, 2019, construction loans were $138.0 million, or 16.4%, of our total loan portfolio. We primarily originate construction loans to contractors and builders, and to a lesser extent, individuals, to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including small industrial buildings and retail and office buildings. Our construction loans generally are fixed-rate, interest-only loans that provide for the payment of interest only during the construction phase, which usually ranges from 12 to 24 months. The interest rates on our construction loans generally give consideration to the prime rate as published in the Wall Street Journal. Construction loans generally are made with a loan-to-value ratio of up to 75% of the appraised market value estimated upon completion of the project, but may be made up to a maximum loan-to-value ratio of 80%. As appropriate to the underwriting and appraisal process for certain property classes, a “discounted cash flow analysis” may be utilized. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan. Generally, our construction loans do not provide for interest payments to be funded by interest reserves.

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

Most of our loans for the construction of residential properties are for residences being built that have not been sold prior to commencement of construction (speculative loans). Construction loans secured by speculative residential loan projects totaled $83.3 million or 9.9% of our loan portfolio, loans secured by owner-occupied residential real estate totaled $20.5 million, or 2.4% of our loan portfolio, and loans secured by other commercial loan projects totaled $34.1 million or 4.1% of our loan portfolio.

At December 31, 2019, our largest outstanding construction loan relationship was for multiple projects aggregating $10.8 million, of which $7.1 million was outstanding. These projects consisted of multiple loans secured by construction mortgages on mixed-use and retail properties located in communities in our primary lending area. This relationship was performing according to its original repayment terms at December 31, 2019.

Commercial Business Loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. At December 31, 2019, commercial business loans were $97.3 million, or 11.5% of our total loan portfolio. Commercial lending products include term loans, revolving lines of credit and equipment loans. Commercial business loans and lines of credit are made with either variable or fixed rates of interest. Variable rates generally are based on the prime rate as published in The Wall Street Journal, plus a margin. Fixed-rate business loans are generally priced by considering the prime rate and the comparable cost of funding, typically from published rates of the Federal Home Loan Bank of Boston. Commercial business loans typically have shorter maturity terms and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We focus our efforts on small- to medium-sized, privately-held companies with local or regional businesses that operate in our market area. In addition, commercial business loans are generally made to existing customers having a business or individual deposit account, or new borrowers who are required to establish appropriate deposit relationships with Wellesley Bank, if not already a depositor.

When making commercial loans, we consider the financial statements of the borrower, their borrowing history, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, primarily accounts receivable, inventory and equipment. These loans are generally supported by personal guarantees. At December 31, 2019, our largest commercial business loan was $9.0 million. The loan is secured by leasehold improvements and revenue from a solar energy project and was performing according to its original terms at December 31, 2019. Our largest commercial lines of credit were $4.0 million and was secured by all business assets of the related companies. At December 31, 2019, there were no outstanding balances on the line of credit.

Home Equity Lines of Credit. We offer home equity lines of credit, which are generally secured by owner-occupied residences. At December 31, 2019, home equity lines of credit were $36.7 million, or 4.5% of our total loan portfolio. Home equity lines of credit have adjustable rates of interest with ten-year draws amortized over 15 years that are indexed to the Prime Rate as published by The Wall Street Journal and generally are subject to an interest rate floor. Our home equity lines of credit generally have a monthly variable interest rate. We offer home equity lines of credit with cumulative loan-to-value ratios generally up to 85%, when taking into account both the balance of the home equity loans and first mortgage loan.

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

Other Consumer Loans. We occasionally make fixed-rate second mortgage loans, automobile loans, loans secured by passbook or certificate accounts and overdraft loans. At December 31, 2019, other consumer loans were $171 thousand or 0.02% of total loans.

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

For the years ended December 31, 2019 and 2018, we originated loans totaling $330.2 million and $309.5 million, respectively. For the year ended December 31, 2019, we sold $25.1 million of loans originated for sale, all of which were residential mortgage loans. For the year ended December 31, 2018, we sold $8.5 million, all of which were residential mortgage loans. At December 31, 2019 and 2018, we had no loans sold with recourse.

Loan Approval Procedures and Authority. Our lending activities follow written, nondiscriminatory underwriting standards and loan origination procedures established by our Board of Directors and management. Loans in excess of $8.0 million must be authorized by a member of the Security Committee of the Board of Directors while loans in excess of $10.0 million must be authorized by a majority of the members of the Security Committee.

Loans-to-One Borrower Limit and Loan Category Concentration. The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited by statute to 20% of our capital, which is defined under Massachusetts law as the sum of our capital stock, surplus account and undivided profits. Obligations secured by a first lien residential mortgage are excluded from the total borrower obligations for purposes of this computation. At December 31, 2019, our regulatory limit on loans-to-one borrower was approximately $15.9 million. At that date, our largest single borrower lending relationship was $10.8 million and consisted of multiple loans secured by construction mortgages on mixed-use and retail properties located in communities in our primary lending area. These loans were performing in accordance with their original repayment terms at December 31, 2019.

Loan Commitments. We issue commitments for fixed-rate and adjustable-rate residential mortgage loans and other loans conditioned upon the occurrence of certain events. Commitments to originate residential mortgage loans are legally binding agreements to lend to our customers. Generally, these loan commitments expire after 60 days.

Investment Activities

We have legal authority to invest in various types of securities, including U.S. Treasury obligations, obligations of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank of Boston, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities through December 31, 2019.

At December 31, 2019, our investment portfolio consisted primarily of residential mortgage-backed securities and bonds issued by U.S. government agencies and government-sponsored enterprises, state and municipal bonds, SBA and other asset-backed securities, and investment grade corporate bonds.

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

Borrowings. We utilize advances from the Federal Home Loan Bank of Boston to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances utilizing certain of our whole first mortgage loans and other assets as collateral (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. At December 31, 2019, we had advances outstanding with the Federal Home Loan Bank of Boston totaling $94.2 million, of which, short-term advances, those with original maturities less than one year, totaled $20.0 million. At December 31, 2019, we had the ability to borrow a total of approximately $104.0 million in additional funds from the FHLB. At December 31, 2019, we also had an available line of credit of $1.3 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily. We had no overnight advances with the Federal Home Loan Bank on this date. All of our borrowings from the Federal Home Loan Bank are secured by a blanket lien on residential real estate loans.

The Co-operative Central Bank provides funds in the form of loans for liquidity purposes which are available to all cooperative member banks. Loan advances will generally be made on an unsecured basis up to $5.0 million provided the following: the aggregate loan balance is less than 5% of total deposits of the member bank; the member bank’s primary capital ratio is in excess of 5%; the member bank meets the required CAMELS rating; and, the quarterly and year-to-date net income before extraordinary items is positive. At December 31, 2019, we had $5.0 million of unsecured borrowing capacity with the Co-operative Central Bank, none of which was outstanding.

At December 31, 2019, we had the ability to borrow $9.2 million under a collateralized borrower-in-custody agreement with the Federal Reserve Bank of Boston, none of which was outstanding. We also had a $5.0 million unsecured line of credit with a correspondent bank, none of which was outstanding.

In December 2015, the Company issued $10.0 million of 6.0% fixed-to-floating rate, subordinated debentures maturing in 2025 to qualified institutional investors.

Personnel

As of December 31, 2019, we had 74 full-time employees and six part-time employees, none of whom are represented by a collective bargaining unit. We believe our relationship with our employees is good and productive.

Subsidiaries

Wellesley Bank is a subsidiary of Wellesley Bancorp. The following are descriptions of Wellesley Bank’s wholly-owned subsidiaries:

Wellesley Investment Partners, LLC. Wellesley Investment Partners, LLC, established in 2007, is a Massachusetts limited liability company that offers high net worth individuals customized fee-based wealth management services. Customer securities are held by an independent third party custodian. Wellesley Investment Partners is an SEC-registered investment advisor.

Wellesley Securities Corporation. Wellesley Securities Corporation, established in 1992, is a Massachusetts corporation that engages in buying, selling and holding securities on its own behalf. As a Massachusetts securities corporation, the income earned on Wellesley Securities Corporation’s investment securities is subject to a lower state tax rate than that assessed on income earned on investment securities maintained at Wellesley Bank. At December 31, 2019, $12.6 million of securities were held by Wellesley Securities Corporation.

Central Linden LLC. Organized in 2010, Central Linden LLC is a Massachusetts limited liability company, formed for the purpose of holding, managing and selling foreclosed real estate. Central Linden is currently inactive.

Regulation and Supervision

General. Wellesley Bank is a Massachusetts-chartered cooperative bank and is the wholly-owned subsidiary of Wellesley Bancorp, a Maryland corporation, which is a registered bank holding company. Wellesley Bank’s deposits are insured up to applicable limits by the FDIC and by the Share Insurance Fund of the Co-operative Central Bank for amounts in excess of the FDIC limits. Wellesley Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the FDIC, its primary federal regulator and deposit insurer. Wellesley Bank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. As a registered bank holding company, Wellesley Bancorp is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

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

The Dodd-Frank Act. The Dodd-Frank Act has significantly changed the current bank regulatory structure and will affect future lending and investment activities and general operations of depository institutions and their holding companies.

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

The Dodd-Frank Act also created the Consumer Financial Protection Bureau with extensive powers to implement and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings associations, among other things, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings associations with more than $10 billion in assets. Banks and savings associations with $10 billion or less in assets will continue to be examined for compliance with federal consumer protection and fair lending laws by their applicable primary federal bank regulators. The Dodd-Frank Act also weakens the federal preemption available for national banks and federal savings associations and gives state attorneys and state banking regulators certain authority to enforce applicable federal consumer protection laws.

On May 24, 2018, the Economic Growth Regulatory Relief, and Consumer Protection Act (EGRRCPA) amended some provisions in the Dodd-Frank Act. The amendments made by EGRRCPA provide for additional tailoring of various provisions of the federal banking laws. Specifically, EGRRPCA is intended to simplify some of the regulatory burden for smaller and mid-sized banking organizations. For example, on August 30, 2018, the Federal Reserve published an interim final rule implementing revisions to the small bank holding company policy statement. The asset threshold was raised from $1 billion to $3 billion to preclude small bank holding companies from maintaining consolidated regulatory capital ratios; allows for non-equity funding, such as subordinated debt, to fund growth; and, allows for an 18 month examination cycle for well-managed, well-capitalized banks.

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

Insurance Fund. All Massachusetts-chartered cooperative banks are required to be members of the Co-operative Central Bank, which maintains the Share Insurance Fund that insures cooperative bank deposits in excess of federal deposit insurance coverage. The Co-operative Central Bank is authorized to charge cooperative banks an annual assessment fee on deposit balances in excess of amounts insured by the FDIC. On February 14, 2020, legislation approving the merger of the Share Insurance Fund into the Depositors Insurance Fund, a private, industry-sponsored fund that insures all deposits above the FDIC limits for Massachusetts-chartered savings banks. Following the merger, which is expected to become effective in March 2020, it is anticipated that the Bank’s deposits in excess of the FDIC insurance limits will be insured by the Depositors Insurance Fund.

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

The rules included new risk-based capital and leverage ratios, which became effective January 1, 2015, and refined the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements applicable to Wellesley Bank are: (1) a common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6%; (3) a total capital ratio of 8%; and, (4) a Tier 1 leverage ratio of 4%. The rules eliminated the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 are grandfathered for companies with consolidated assets of $15 billion or less. The rules also established a “capital conservation buffer” of 2.5% above the adequate regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%; (2) a Tier 1 capital ratio of 8.5%; and (3) a total capital ratio of 10.5%. The new capital conservation buffer requirement is fully implemented. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

On May 24, 2018, the EGRRPCA amended provisions in the Dodd-Frank Act as well as certain other statutes administered by the federal bank agencies. According to the recently passed EGRRCPA, an alternative capital framework is available for qualifying community banking organizations. For banks with total assets less than $10 billion, simplified calculations and reporting is available as long as the community bank leverage ratio is maintained above 9.0%. Otherwise, the Basel III rules apply. In November 2018, the Federal Reserve Board, the FDIC, and the Office of the Comptroller of the Currency (OCC) issued a joint proposal that simplified regulatory capital requirements for qualifying community banking organizations, as required by the EGRRCPA. Under the proposal, a community banking organization would be eligible to elect the community bank leverage ratio framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a community bank leverage ratio greater than 9.0%. A qualifying community banking organization that has chosen the proposed framework would not be required to calculate the existing risk-based and leverage capital requirements. A firm would also be considered to have met the capital ratio requirements to be well capitalized for the agencies' prompt corrective action rules provided it has a community bank leverage ratio greater than 9.0%.

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

Federal Home Loan Bank System. Wellesley Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston, Wellesley Bank is required to acquire and hold a specified amount of shares of capital stock in the Federal Home Loan Bank of Boston. As of December 31, 2019, Wellesley Bank was in compliance with this requirement.

Other Regulations

Some interest and other charges collected or contracted by Wellesley Bank are subject to state usury laws and federal laws concerning interest rates and charges. Wellesley Bank’s operations also are subject to state and federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•	Bank Secrecy Act of 1970, requiring financial institutions to assist U.S. government agencies to detect and prevent money laundering;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and,

•	Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies.

The deposit operations of Wellesley Bank also are subject to the following state and federal laws:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, as well as Chapter 167B of the General Laws of Massachusetts, that govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Electronic Check Clearing for the 21st Century Act (also known as “Check 21”), which allows banks to create and receive “substitute checks” (reproduction of the original check), and discloses the customers rights regarding “substitute checks” pertaining to these items having the “same legal standing as the original paper check;”

•	Gramm-Leach-Bliley Act privacy statute which requires each depository institution to disclose its privacy policy, identify parties with whom certain nonpublic customer information is shared and provide customers with certain rights to “opt out” of disclosure to certain third parties;

•	Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expands the responsibilities of financial institutions in preventing the use of the United States financial system to fund terrorist activities. Among other things, the USA PATRIOT Act and the related regulations requires banks operating in the United States to develop anti-money laundering compliance programs, due diligence policies and controls to facilitate the detection and reporting of money laundering;

•	The Fair and Accurate Reporting Act of 2003, as an amendment to the Fair Credit Reporting Act, as noted previously, which includes provisions to help reduce identity theft by providing procedures for the identification, detection, and response to patterns, practices, or specific activities—known as “red flags”; and,

•	Truth in Savings Act, which establishes the requirement for clear and uniform disclosure of terms and conditions regarding deposit interest and fees to help promote economic stability, competition between depository institutions, and allow the consumer to make informed decisions.

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

Federal Income Taxation

General. We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have not been audited in the most recent five year period. For its 2019 fiscal year, Wellesley Bank’s maximum federal income tax rate was 21.0%. On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law, which decreased the federal tax rate to 21.0%, from 34.0%, beginning January 1, 2018.

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

Below is information regarding our executive officers who are not directors. Ages presented are as of December 31, 2019.

Louis P. Crosier has served as President of Wellesley Investment Partners since September 2014. Prior to joining Wellesley Investment Partners, Mr. Crosier was senior managing director at Windhaven Investment Management from October 2011 to December 2012. Prior to Windhaven, Mr. Crosier was Managing Principal of Windward Investment Management from September 2002 to October 2010. Mr. Crosier was also previously a Vice President in the Wealth Management Division of Goldman Sachs & Co. Age 54.

Michael W. Dvorak has served as Executive Vice President and Chief Financial Officer of Wellesley Bank since July 2016. Prior to joining Wellesley Bank, Mr. Dvorak served as Senior Vice President of Finance at State Street Corporation. Previous experience includes 15 years at Keycorp where he was Executive Vice President and CFO of both the Community Bank and Consumer Bank. Mr. Dvorak was also an Assistant Vice President at the Federal Reserve Bank of Cleveland. Age 59.

Ralph L. Letner has served as Executive Vice President and Chief Lending Officer of Wellesley Bank since May 2014. Mr. Letner served as Senior Vice President/Commercial Team Leader at Boston Private Bank and Trust Company in Boston, Massachusetts from July 2010 to May 2014. Prior to that, Mr. Letner held several positions over 12 years at Citizens’ Bank in Boston, Massachusetts. Age 60.

Item 1A. Risk Factors

Completion of our previously announced merger with Cambridge Bancorp is subject to certain conditions, and if these conditions are not satisfied or waived, the Merger will not be completed.

We currently expect our previously announced business combination with Cambridge to be completed during the second quarter of 2020.  However, the obligations of Cambridge and us to complete the Merger are subject to the satisfaction or waiver (if permitted) of a number of conditions.  The satisfaction of all of the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring.  Any delay in completing the Merger could cause the combined company not to realize some or all of the benefits that the combined company expects to achieve if the Merger is successfully completed within its expected timeframe. Further, there can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the merger will be completed.

Failure to complete our previously announced merger with Cambridge Bancorp could negatively impact our stock price and our future business and financial results.

If our proposed merger with Cambridge is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Merger, we would be subject to a number of risks, including the following:

•	We are subject to certain restrictions on the conduct of our business prior to completing the Merger, which may adversely affect our abilities to execute certain of our business strategies;

•	We may experience negative reactions from the financial markets, including negative impacts on our stock price or from our customers, regulators and employees;

•	We have incurred and will continue to incur certain costs and fees associated with the Merger and other transactions contemplated by the Merger Agreement; and

•	Matters relating to the Merger (including integration planning) have required substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

In addition, we could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.  If the Merger is not completed, these risks may adversely affect our business, financial condition, results of operations and stock price.

We make and hold in our portfolio construction loans, including speculative construction loans, which are considered to have greater credit risk than other types of residential loans.

We originate construction loans for residential properties and commercial real estate properties, including properties built on speculative, undeveloped property by builders and developers who have not identified a buyer for the completed residential or commercial real estate property at the time of loan origination. At December 31, 2019, $138.0 million, or 16.4%, of our loan portfolio consisted of construction loans. Construction loans secured by speculative residential loan projects totaled $83.4 million, or 9.9% of our total loan portfolio; loans secured by owner-occupied residential real estate, totaled $20.5 million, or 2.4% of our loan portfolio; and loans that were secured by other commercial loan projects totaled $34.1 million or 4.1% of our loan portfolio.

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

At December 31, 2019, $279.2 million, or 33.1%, of our loan portfolio consisted of commercial real estate and commercial business loans. Commercial loans generally expose a lender to greater risk of nonpayment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan. Further, unlike residential mortgage loans or commercial real estate loans, commercial business loans may be secured by collateral other than real estate, the value of which may be more difficult to appraise, and may be more susceptible to fluctuation in value.

Our level of nonperforming loans and classified assets expose us to increased risk of loss. Also, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

At December 31, 2019, loans that were internally classified as either special mention, substandard, doubtful or loss totaled $5.4 million, representing 0.7% of total loans. Included in the total of internally classified loans are nonperforming loans of $1.4 million, representing 0.2% of total loans. If these loans do not perform according to their terms and the value of the collateral is insufficient to pay the remaining loan balance or if the economy and/or the real estate market weakens, we could experience loan losses or be required to record additional provisions to our allowance for loan losses, either of which could have a material adverse effect on our operating results. Like all financial institutions, we maintain an allowance for loan losses at a level representing management’s best estimate of inherent losses in the portfolio based upon management’s evaluation of the portfolio’s collectibility as of the corresponding balance sheet date. However, our allowance for loan losses may be insufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

At December 31, 2019, our allowance for loan losses totaled $7.7 million, which represented 0.9% of total loans and 307.0% of nonperforming loans. Our regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to increase the allowance for loan losses by recognizing additional provisions for loan losses charged to income, or to charge off loans, which, net of any recoveries, would decrease the allowance for loan losses. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies could have a material adverse effect on our operating results. Management decided to delay the implementation of Financial Accounting Standards Board Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326) in 2020, consistent with the smaller reporting company schedule.

The implementation of a new accounting standard could require the Company to increase its allowance for loan losses and may have a material adverse effect on its financial condition and results of operations.

FASB has adopted a new accounting standard that will be effective for the Company’s first fiscal year after December 15, 2022, unless the Company chooses early adoption. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and provide for the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which the Company expects could require it to increase its allowance for loan losses, and will likely greatly increase the data the Company would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in the allowance for loan losses, or expenses incurred to determine the appropriate level of the allowance for loan losses, may have a material adverse effect on the Company’s financial condition and results of operations.

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

The U.S. economy has long emerged from the severe recession that occurred in 2008 and 2009. A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, our ongoing operations, and profitability. Declines in real estate values and sales volumes and elevated unemployment levels may result in higher than expected loan delinquencies, increases in our non-performing and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations. Our non-performing assets and troubled debt restructurings totaled $5.2 million, $1.3 million, and $748 thousand at December 31, 2019, 2018 and 2017, respectively. The resolution of problem assets has historically been exacerbated by the lengthy foreclosure process in Massachusetts and extended workout plans with certain borrowers. As we work through the resolution of these assets, economic problems may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

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

At December 31, 2019, $388.3 million, or 46.1% of our loan portfolio, consisted of residential mortgage loans and $36.7 million, or 4.4% of our loan portfolio consisted of home equity lines of credit. We intend to continue to emphasize and grow these categories of loans, in particular residential mortgage loans. Real estate values are susceptible to price volatility during changing economic conditions. Declines in real estate values could cause some of our residential mortgage and home equity lines of credit to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

We face a high level of competition both in making loans and attracting deposits within our primary markets. This competition may make it difficult for us to make new loans and may force us to offer lower loan rates and higher deposit rates. Pricing competition for loans and deposits might result in our earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. At June 30, 2019, which is the most recent date for which data is available from the FDIC, we held 1.9% of the deposits in Norfolk County, which was the 14th largest market share among the 42 financial institutions with offices in Norfolk County. At June 30, 2019, we also held 13.7% of the deposits in the town of Wellesley, which was the third largest market share among the 14 financial institutions with offices in Wellesley. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

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

We have experienced significant growth since our initial public offering in January 2012, and we expect growth to continue at a more moderate rate in the future, at levels commensurate with maintaining adequate regulatory capital. Expected growth in our assets, our deposits and the scale of our operations, may come from organic growth or acquisitions. Organic growth will be driven by our growing presence in the Wellesley/Newton/Needham/Cambridge/Boston market areas. We opened our sixth full-service branch in Newton Centre in the second quarter of 2016. We opened our fifth full-service branch in Boston in the fourth quarter of 2013 and relocated our wealth management subsidiary to separate office space in Wellesley in the fourth quarter of 2014. Achieving our growth targets requires us to successfully execute our business strategies. As a full-service community banking institution, our business strategies include continuing to expand our loan portfolio with more residential mortgage lending and larger commercial lending relationships, and increased emphasis on competitive lower cost deposit products, in particular business deposit and checking products. Our ability to successfully grow and achieve our objectives will also depend on the continued availability of lending opportunities that meet our stringent underwriting standards.

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

In 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Under the revised capital standards, to be well-capitalized Wellesley Bank is required to have a total risk-based capital ratio of 10.0%, a common equity to Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0%, and a Tier 1 leverage ratio of 5.0%. The final rule became effective for Wellesley Bank on January 1, 2015. In addition, the capital conservation buffer requirement was fully phased in and effective as of January 1, 2019.

The application of more stringent capital requirements for Wellesley Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares. Specifically, Wellesley Bank’s ability to pay dividends is limited if Wellesley Bank does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders. As of December 31, 2019 the Bank met all capital adequacy requirements to which it is subject. In addition, the Bank meets the 2.50% required capital conservation buffer at December 31, 2019.

The Company may be required to transition from the use of the LIBOR interest rate index in the future. adversely impact the interest rate paid on our outstanding subordinated notes and may also impact some of our loans.

The Company has certain loans, investment securities and debt obligations whose interest rate is indexed to the London InterBank Offered Rate (LIBOR). The United Kingdom’s Financial Conduct Authority, which is responsible for regulating LIBOR, has announced that the publication of LIBOR is not guaranteed beyond 2021 and it appears highly likely that LIBOR will be discontinued or modified by 2021. At this time, no consensus exists as to what reference rate or rates or benchmarks may become acceptable alternatives to LIBOR, although the Alternative Reference Rates Committee (a group of private-market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York) has identified the Secured Overnight Financing Rate, or SOFR, as the recommend alternative to LIBOR. Uncertainty as to the adoption, market acceptance or availability of SOFR or other alternative reference rates, may adversely affect the value of LIBOR-based loans and securities in the Company’s portfolio and may impact the availability and cost of hedging instruments and borrowings. The language in the Company’s LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor index to LIBOR would be selected. If a trigger is satisfied, contracts and financial instruments may give the Company or the calculation agent, as applicable, discretion over the selection of the substitute index for the calculation of interest rates. The implementation of a substitute index for the calculation of interest rates under the Company’s loan agreements may result in the Company incurring significant expenses in effecting the transition and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index, any of which could have an adverse effect on the Company’s results of operations. The Company continues to develop and implement plans to mitigate the risks associated with the expected discontinuation of LIBOR. In particular, the Company has implemented or is in the process of implementing fallback language for LIBOR-linked loans.

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

As of December 31, 2019, our directors and executive officers, together with their associates, own 8.7% of Wellesley Bancorp’s outstanding shares of common stock. In addition, our employee stock ownership plan owns 6.8% of our outstanding common stock. As a result, approximately 15.5% of our outstanding shares are held by our directors, executive officers and our employee stock ownership plan. The articles of incorporation and bylaws of Wellesley Bancorp contain supermajority voting provisions that require that the holders of at least 75% of Wellesley Bancorp’s outstanding shares of voting stock approve certain actions including, but not limited to, the amendment of certain provisions of Wellesley Bancorp’s articles of incorporation and bylaws. If our directors and executive officers and benefit plans hold more than 25% of our outstanding common stock, the shares held by these individuals and benefit plans could be voted in a manner that would ensure that the 75% supermajority needed to approve such actions could not be attained.

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

Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for residential real estate. Included in this legislation was a reduction of the corporate income tax rate from 34% to 21%. In addition, other changes included: (1) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans; (2) the elimination of interest deductions for home equity loans; (3) a limitation on the deductibility of business interest expense and, (4) a limitation on the deductibility of property taxes and state and local income taxes.

The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. In addition, these changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, such as Massachusetts. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses that would reduce our profitability and could materially adversely affect our business, financial condition and results of operations

We are dependent on our information technology and telecommunications systems and third-party servicers; systems failures, interruptions or breaches of security could have a material adverse effect on us.

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

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners; and personally identifiable information of our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We, our customers, and other financial institutions with which we interact, are subject to ongoing, continuous attempts to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties; disrupt our operations and the services we provide to customers; damage our reputation; and cause a loss of confidence in our products and services -- all of which could adversely affect our business, revenues and competitive position. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses.

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

The outbreak of the recent coronavirus ("COVID-19"), or an outbreak of another highly infectious or contagious disease, could adversely affect the Company’s business, financial condition and results of operations.

Our business is dependent upon the willingness and ability of its customers to conduct banking and other financial transactions. The spread of a highly infectious or contagious disease, such as COVID-19, could cause severe disruptions in the U.S. economy, which could in turn disrupt the business, activities, and operations of our customers, as well our business and operations. Moreover, since the beginning of January 2020, the coronavirus outbreak has caused significant disruption in the financial markets both globally and in the United States. The spread of COVID-19, or an outbreak of another highly infectious or contagious disease, may result in a significant decrease in business and/or cause our customers to be unable to meet existing payment or other obligations to us, particularly in the event of a spread of COVID-19 or an outbreak of an infectious disease in our market area. Although we maintain contingency plans for pandemic outbreaks, a spread of COVID-19, or an outbreak of another contagious disease, could also negatively impact the availability of key personnel necessary to conduct our business. Such a spread or outbreak could also negatively impact the business and operations of third party service providers who perform critical services for our business. If COVID-19, or another highly infectious or contagious disease, spreads or the response to contain COVID-19 is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2019, we conducted business through our main office, three full-service branch offices located in Wellesley, Massachusetts, one full-service branch office in Boston, one full-service branch office in Newton Centre, and one full-service branch office in Needham, and separately, our wealth management offices located in Wellesley. We own our Central Street main office in Wellesley. We lease our Worcester Street home office (subject to a lease that expires in 2025, with renewable options through 2030), our Linden Street branch office (subject to a lease that expires in 2022), our Washington Street branch office (subject to a lease that expires in 2021, with renewal options through 2031), our wealth management office (subject to a lease that expires in 2021 with renewal options through 2026), our Newton Centre branch office (subject to a lease that expires in 2026), and our Boston branch office (subject to a lease that expires in 2023, with renewal options through 2033). At December 31, 2019, the total net book value of our land, buildings, furniture, fixtures and equipment was $3.5 million.

Item 3. Legal Proceedings

On February 25, 2020, one purported stockholder of the Company filed a putative derivative and class action lawsuit against Wellesley, the members of the Company’s board of directors, Wellesley Bank, Cambridge Bancorp (“Cambridge”) and Cambridge Trust Company in the Circuit Court for Baltimore City, Maryland, on behalf of himself and similarly situated Wellesley stockholders, and derivatively on behalf of the Company, captioned Parshall v. Fontaine et al., Case No. 24-C-20-001127 (the “Merger Litigation”). The plaintiff generally alleged that the Company’s board of directors breached its fiduciary obligations by approving the terms of the Agreement and Plan of Merger, dated December 5, 2019, by and among the Company, Cambridge, Cambridge Trust Company and Wellesley Bank, which provides for, among other things, the merger of the Company with and into Cambridge. The plaintiff further alleged inadequate merger consideration. Lastly, the plaintiff alleged that the joint proxy statement/prospectus filed with the SEC on February 4, 2020 and first mailed to the Company’s stockholders on February 6, 2020 contained materially incomplete disclosures about the merger. The plaintiff sought injunctive relief, rescission of the merger or rescissory damages, other unspecified damages, and an award of attorneys’ fees and expenses.

On March 6, 2020, the Company filed with the SEC a Current Report on Form 8-K making additional disclosures to supplement the disclosures in the allegedly misleading proxy statement as set forth in the complaint. The plaintiff agreed that the Form 8-K mooted his disclosure claims, and accordingly agreed to voluntarily dismiss the complaint.

Periodically, there may be various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to our financial condition, results of operations and cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity and Related Stockholder Matters

Wellesley Bancorp’s common stock is listed on the Nasdaq Capital Market under the trading symbol “WEBK.” The following table sets forth the high and low sales prices of the common stock and dividends paid per share for each of the quarters in the years ended December 31, 2019 and 2018.

	High	Low	Dividends Paid Per Share
Year Ended December 31, 2019:
Fourth Quarter	$45.97	$30.60	$0.060
Third Quarter	33.25	30.11	0.060
Second Quarter	35.50	30.03	0.060
First Quarter	33.79	27.95	0.055

	High	Low	Dividends Paid Per Share
Year Ended December 31, 2018:
Fourth Quarter	$34.20	$27.74	$0.055
Third Quarter	34.50	31.75	0.055
Second Quarter	34.09	28.50	0.055
First Quarter	30.70	28.01	0.050

As of March 15, 2020, there were approximately 261 holders of record of the Company’s common stock. We believe the number of beneficial owners of our common stock is greater than the number of registered holders because a large amount of our common stock is held of record through brokerage firms in “street name.”

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

Item 6. Selected Financial Data

The summary consolidated financial information presented below is derived in part from our audited consolidated financial statements. The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes beginning on page 76. The information at December 31, 2019 and for the years then ended is derived in part from the audited consolidated financial statements of Wellesley Bancorp that appear elsewhere in this Annual Report on Form 10-K.

	At December 31,
(In thousands)	2019	2018	2017	2016	2015
Selected Financial Condition Data:
Total assets	$945,218	$871,420	$805,395	$695,283	$621,182
Cash and short-term investments	42,094	42,650	28,462	28,425	28,178
Securities available for sale	29,815	66,770	66,486	64,648	62,434
Loans held for sale	3,354	--	--	1,454	1,131
Loans receivable, net	834,460	737,032	686,302	576,131	507,307
Deposits	752,467	717,931	616,742	522,810	463,738
Short-term borrowings	20,000	15,000	38,000	21,250	20,000
Long-term debt	74,196	58,528	77,174	83,020	72,860
Subordinated debentures	9,861	9,832	9,802	9,769	9,734
Total stockholders’ equity	73,451	65,130	59,245	55,214	52,178

	Years Ended December 31,
(In thousands)	2019	2018	2017	2016	2015
Operating Data:
Interest and dividend income	$40,290	$33,638	$28,366	$24,804	$22,085
Interest expense	13,204	8,909	5,688	4,899	3,690
Net interest income	27,086	24,729	22,678	19,905	18,395
Provision for loan losses	915	585	735	437	475
Net interest income, after provision for loan losses	26,171	24,144	21,943	19,468	17,920
Noninterest income	3,109	2,586	1,987	1,710	1,226
Noninterest expenses	21,178	18,563	17,181	16,404	14,845
Income before income taxes	8,102	8,167	6,749	4,774	4,301
Provision for income taxes	2,102	2,176	3,564	1,838	1,652
Net income	$6,000	$5,991	$3,185	$2,936	$2,649

	At or For the Years Ended December 31,
	2019	2018	2017	2016	2015
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.64%	0.72%	0.43%	0.45%	0.46%
Return on average equity	8.56	9.64	5.47	5.37	5.21
Interest rate spread (1)	2.59	2.76	2.97	2.99	3.16
Net interest margin (2)	2.96	3.04	3.16	3.17	3.31
Noninterest expense to average assets	2.25	2.24	2.34	2.54	2.60
Efficiency ratio (3)	70.14	67.96	69.66	75.89	75.66
Average interest-earning assets to average interest-bearing liabilities	125.64	125.32	124.32	122.99	122.34
Average equity to average total assets	7.44	7.48	7.92	8.46	8.90
Basic earnings per share	$2.44	$2.49	$1.34	$1.26	$1.14
Diluted earnings per share	$2.36	$2.40	$1.30	$1.24	$1.14
Dividends per share	$0.24	$0.22	$0.19	$0.15	$0.12
Dividend payout ratio	9.63%	8.63%	14.07%	11.85%	10.00

Asset Quality Ratios:
Nonperforming assets to total assets	0.26%	0.13%	0.07%	0.09%	0.24%
Nonperforming loans to total loans	0.30	0.15	0.08	0.10	0.29
Allowance for loan losses to nonperforming loans	306.9	592.7	1,068.2	918.3	349.2
Allowance for loan losses to total loans	0.91	0.91	0.89	0.93	1.00
Net charge-offs to average loans outstanding during the period	0.00	0.00	0.00	0.02	0.02

Capital Ratios:
Total capital to risk-weighted assets (4)	11.61%	12.31%	11.72%	12.58%	14.20%
Common equity Tier 1 capital to risk-weighted assets (4)	10.59	11.27	10.72	11.56	13.03
Tier 1 capital to risk-weighted assets (4)	10.59	11.27	10.72	11.56	13.03
Tier 1 capital to total average assets (4)(5)	8.36	8.44	8.37	9.06	9.40

Other Data:
Number of full service offices	6	6	6	6	5

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities and loss on the early extinguishment of debt.
(4)	Capital ratios reflect the Bank-only capital position at the end of all periods presented as the Company is not currently required to report regulatory capital requirements.
(5)	Average assets represent average assets for the most recent quarter within the respective period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On December 5, 2019, Cambridge Bancorp and the Company issued a joint press release announcing that Cambridge and the Company have entered into the Merger Agreement pursuant to which the Company will merge with and into Cambridge, with Cambridge as the surviving entity.  Under the terms of the Merger Agreement, which has been approved by the boards of directors and stockholders of both companies, stockholders of the Company will receive 0.580 shares of Cambridge common stock for each share of Company common stock.  The transaction is subject to customary closing conditions and is expected to close during the second quarter of 2020.

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

At Wellesley Bank, it is all about the people: our employees, our community and most importantly our clients. It’s about hiring great people, developing them and treating them well, which, in turn, is a direct reflection on how we treat our clients. The foundation of our bank is built on integrity, community and exceptional client service, where everyone is treated fairly and with respect. We pride ourselves in having an entrepreneurial spirit, where we continue to evolve, stay open to ideas and make quick, sound decisions. This is our strategy and our source of distinction.

Our primary objective is to operate and grow a profitable community-oriented financial institution serving customers in our primary market areas. We seek to achieve this by maintaining a strong capital position and high asset quality. Our operating objectives include the following:

Emphasizing lower cost core deposits and accessing a wider network of funding sources to maintain low funding costs. We seek to increase net interest income by controlling our funding costs. Over the past several years, we have sought to reduce our dependence on traditional higher cost certificates of deposits in favor of stable lower cost demand deposits. We have utilized additional product offerings, technology and a focus on customer service in working toward this goal. In addition, we seek demand deposits by growing commercial banking relationships. Core deposits (demand, NOW, money market and savings accounts) comprised 71.2% of our total deposits at December 31, 2019. While our focus and strategy will be to continue to emphasize core deposits and relationship banking, we have occasionally utilized our ability to grow certificates of deposit during times of greater loan demand as a means to support loan growth. We do this through our retail and brokered certificate offerings and we participate in a national market clearinghouse for placing competitively priced certificates of deposits with financial institutions, nonprofits and other corporate participants. National market certificates of deposit are sometimes less costly funds than local market retail certificates, and may provide access to a wider range of maturities than retail funds. In addition, we utilize borrowings from the Federal Home Loan Bank of Boston (“FHLB”) to provide matched funding of commercial loans and short-term liquidity needs at relatively lower cost than retail deposits. Balances of FHLB advances increased $20.7 million from $73.5 million at December 31, 2018 to $94.2 million at December 31, 2019.

Increasing our deposit market share within our primary markets in eastern Massachusetts. Since its inception in 1911, Wellesley Bank has primarily served the town of Wellesley, Massachusetts and the immediate surrounding communities. Despite considerable competition from larger financial institutions, we have made significant progress in recent years to increase our market presence in the town of Wellesley and in the greater Boston metropolitan area. Our deposits increased $34.5 million, or 4.8%, from $717.9 million at December 31, 2018 to $752.5 million at December 31, 2019. At June 30, 2019 (the latest data available), we had 13.7% of the deposits in the town of Wellesley, which represented the third largest market share out of 14 financial institutions with branches in the town of Wellesley. Our market position is fortified by three full-service offices in Wellesley. We believe Wellesley and the surrounding market area will continue to provide opportunities for growth. We expanded our market reach into Boston through a full-service office that opened in November 2013 and opened a new full-service banking office in Newton Centre in the spring of 2016.

Continuing to develop our commercial real estate lending, commercial business lending, and construction lending, as well as increasing our commercial business depository relationships in our market area. We have worked to increase our commercial relationships by developing our premier bankers and diversifying our loan portfolio beyond residential mortgage loans along with offering business deposit and checking products. From December 31, 2018 to December 31, 2019, our commercial real estate, construction and commercial business loan portfolio increased $95.6 million, or 29.7%, and at December 31, 2019 was 49.5% of our total loan portfolio. The reason for the increase in the portfolio is due to the development of a successful commercial pipeline over the past few years. In connection with our commercial business loan portfolio, we also have focused on providing a full banking relationship and, as a result, experienced an increase in our business deposit and checking accounts. Our business checking accounts increased $2.8 million, or 2.7% during 2019 and represented 13.7% of our total deposits as of December 31, 2019. In addition, we continue to expand and develop our cash management products, along with on-line and mobile banking solutions to better serve our commercial customers.

Increasing our residential mortgage lending in our market area. We believe there are opportunities to increase residential mortgage lending in our market areas. The town of Wellesley and its surrounding communities have a sound economy. As a result, the demand for residential mortgage loans in our market area, in particular larger “jumbo” loans, has been steady. From December 31, 2018 to December 31, 2019, our residential loans increased $5.8 million, or 1.5%, and at December 31, 2019 were 46.1% of our total loan portfolio. In addition to our traditional markets in the town of Wellesley and surrounding communities, our lending territory currently includes sections of Boston in Suffolk County and Cambridge in Middlesex County, which we believe provide additional lending opportunities and further diversifies our residential loan portfolio.

Continuing conservative underwriting practices while maintaining a high quality loan portfolio. We believe that strong asset quality is a key to long-term financial success. We have sought to maintain a high level of asset quality and manageable credit risk by using conservative underwriting standards and applying diligent monitoring and collection efforts. Nonperforming loans increased from $1.1 million at December 31, 2018 to $2.5 million at December 31, 2019. At December 31, 2019, nonperforming loans were 0.30% of the total loan portfolio and 0.26% of total assets. The increase in nonperforming loans was the result of slowing payments on a home equity line of credit and a commercial and industrial loan with a deteriorating cash flow situation. We believe both situations will be favorably resolved in the short-term. We intend to increase our commercial real estate, construction and commercial business lending, while continuing our philosophy of managing large loan exposures through conservative loan underwriting and sound credit administration standards.

Seeking to enhance fee income by growing investment advisory services. Our profits rely heavily on the spread between the interest earned on loans and securities and interest paid on deposits and borrowings. In order to decrease our reliance on net interest income, we have pursued initiatives to increase noninterest income. In particular, we offer a full array of investment advisory services for individuals, nonprofits, institutions, and endowments through our wholly-owned subsidiary, Wellesley Investment Partners, LLC, a registered investment advisor. We appointed a new president of Wellesley Investment Partners in the fourth quarter of 2014 and have augmented our business development efforts and research and support functions with a number of key individuals as we intend to grow and develop this aspect of our business. Investment management fees relating to our investment advisory services totaled $1.7 million, $1.6 million and $1.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Deferred Tax Assets. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. Management reviews deferred tax assets on a quarterly basis to identify any uncertainties pertaining to realization of such assets. In determining whether a valuation allowance is required against deferred tax assets, management assesses historical and forecasted operating results, including a review of eligible carryforward periods, tax planning opportunities and other relevant considerations. We believe the accounting estimate related to the valuation allowance is a critical estimate because the underlying assumptions can change from period to period. For example, the 2017 enactment of TCJA, the law that reduced our federal tax rate from 34.0% to 21.0%, caused us to re-value our deferred tax asset.

Balance Sheet Analysis

General. Total assets increased $73.8 million, or 8.5%, from $871.4 million at December 31, 2018 to $945.2 million at December 31, 2019. Total assets increased primarily due to an increase in net loans of $97.4 million, or 13.2%, along with the addition of an operating lease right-of-use asset of $6.5 million and an increase in loans held for sale of $3.3 million, partially offset by a reduction in investments of $37.0 million. Total liabilities increased $65.5 million due to deposit growth of $34.5 million, additional FHLB borrowings of $20.7 million, and the addition of an operating lease liability of $6.5 million.

Loans. Net loans increased $97.4 million, or 13.2%, from $737.0 million at December 31, 2018 to $834.5 million at December 31, 2019. The bank has been successful in emphasizing commercial loans: commercial real estate loans increased $33.9 million to $181.9 million; construction loans increased $31.3 million to $138.0 million; and commercial and industrial loans increased $30.4 million to $97.3 million. The increase in commercial and industrial loans reflects our continued emphasis on originating these types of loans and increased loan demand. Permanent construction loans, or those loans financing construction of owner-occupied residential properties, totaled $20.5 million at December 31, 2019, while speculative construction loans on residential properties, representing loans to builders, totaled $83.3 million at December 31, 2019. The increase in construction loan balances generally was due to the continued strong demand for new home construction within our primary markets.

Residential real estate loans increased $5.8 million, or 1.5%, to $388.3 million. Fixed-rate residential loans increased $13.5 million to $77.7 million. Adjustable-rate residential mortgage loans decreased $7.6 million, or 2.4%, to $310.6 million. We continue to sell some conforming longer-term fixed-rate residential loans that we have originated. For the years ended December 31, 2019 and 2018, residential mortgage loans originated and sold to investors totaled $25.1 million and $8.5 million, respectively.

The following table sets forth the composition of our loan portfolio, excluding loans held for sale, at the dates indicated.

	At December 31,
	2019		2018		2017
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential mortgage	$388,325	46.10%	$382,510	51.43%	$329,026	47.52%
Commercial real estate	181,928	21.60	148,006	19.90	138,784	20.05
Construction	138,007	16.38	106,723	14.35	120,004	17.33
Total real estate loans	708,260	84.08	637,239	85.68	587,814	84.90

Commercial loans	97,281	11.54	66,890	8.99	67,971	9.82
Consumer loans:
Home equity lines of credit	36,693	4.36	39,486	5.31	36,378	5.25
Other	171	0.02	163	0.02	214	0.03
Total loans	842,405	100.00%	743,778	100.00%	692,377	100.00%
Less:
Net deferred loan origination (fees) costs	(292)		(8)		78
Allowance for loan losses	(7,653)		(6,738)		(6,153)
Net loans	$834,460		$737,032		$686,302

	At December 31,
	2016		2015
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
Residential mortgage	$268,059	46.09%	$256,470	50.05%
Commercial real estate	121,134	20.83	103,106	20.11
Construction	110,390	18.98	94,886	18.52
Total real estate loans	499,583	85.90	454,462	88.68

Commercial loans	49,347	8.48	23,681	4.62
Consumer loans:
Home equity lines of credit	32,437	5.58	34,083	6.65
Other	216	0.04	256	0.05
Total loans	581,583	100.00%	512,482	100.00%
Less:
Net deferred loan origination (fees) costs	(20)		(63)
Allowance for loan losses	(5,432)		(5,112)
Net loans	$576,131		$507,307

Loan Maturity. The following table sets forth certain information at December 31, 2019 regarding scheduled contractual maturities. The table does not include any estimate of prepayments which could significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude net deferred loan costs and fees.

	December 31, 2019
(In thousands)	Residential Mortgage Loans	Commercial Real Estate Loans	Construction Loans	Commercial Loans	Consumer Loans	Total Loans
Amounts due in:
One year or less	$3,051	$10,571	$84,369	$18,953	$1,979	$118,923
More than one year to five years	3,098	18,724	32,600	9,029	5,865	69,316
More than five years	382,176	152,633	21,038	69,299	29,020	654,166
Total	$388,325	$181,928	$138,007	$97,281	$36,864	$842,405

Fixed vs. Adjustable Rate Loans. The following table sets forth the dollar amount of all scheduled maturities of loans at December 31, 2019 that are due after December 31, 2020 and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude net deferred loan costs and fees.

(In thousands)	Fixed Rates	Floating or Adjustable Rates	Total
Real estate loans:
Residential mortgage	$70,039	$315,235	$385,274
Commercial real estate	22,628	148,729	171,357
Construction	39,002	14,636	53,638
Commercial loans	21,274	57,054	78,328
Consumer loans	2,910	31,975	34,885
Total	$155,853	$567,629	$723,482

Securities. Our securities portfolio consists primarily of residential mortgage-backed securities issued by U.S. government agencies and government sponsored enterprises, corporate bonds, SBA and other asset-backed securities and municipal bonds. Securities available for sale decreased by $37.0 million, or 55.4%, to $29.8 million for the year ended December 31, 2019, primarily due to the sale of lower yielding securities which were used to pay down higher cost borrowings.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2019		2018		2017
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Residential mortgage-backed securities:
Government National Mortgage Association	$2,770	$2,815	$3,846	$3,847	$3,358	$3,351
Government-sponsored enterprises	2,224	2,266	11,382	11,223	11,690	11,649
SBA and other asset-backed securities	4,082	4,192	11,720	11,627	11,961	11,963
State and municipal bonds	7,446	7,821	12,908	12,908	13,026	13,287
Government-sponsored enterprise obligations	4,000	3,994	8,000	7,813	8,000	7,834
Corporate bonds	8,597	8,727	18,151	17,857	17,166	17,161
U.S.Treasury bonds	--	--	1,495	1,495	1,241	1,241
Total securities available for sale	$29,119	$29,815	$67,502	$66,770	$66,442	$66,486

At December 31, 2019, we had no investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government) that had an aggregate book value in excess of 10% of equity.

The following table sets forth the stated maturities and weighted average yields of debt securities at December 31, 2019. Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis. Certain mortgage related securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules, as well as monthly principal payments on mortgage- and asset-backed securities, are not reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
State and municipal bonds	--	--	2,063	3.17	3,029	2.79	2,354	3.09	7,446	2.99
Government-sponsored enterprise obligations	--	--	3,000	1.77	1,000	2.00	--	--	4,000	1.83
Corporate bonds	1,850	2.09	2,747	2.87	4,000	5.66	--	--	8,597	4.00
Total debt securities	$1,850	2.09%	$7,810	2.53%	$8,029	4.12%	$2,354	3.09%	$20,043	3.19%

Deposits. Our primary sources of funds are retail deposit accounts held primarily by individuals and businesses within our market area. Deposits increased $34.5 million, or 4.8%, during the year ended December 31, 2019 due primarily to increases in money market accounts of $75.4 million, or 37.0%; noninterest-bearing demand deposits of $23.0 million, or 18.6%; and, NOW accounts of $1.9 million, or 5.2%; partially offset by decreases in certificate of deposit accounts of $61.6 million, or 28.8%; and, in regular and other savings accounts of $4.2 million, or 10.4%. Brokered certificate of deposit accounts decreased $35.5 million to $47.0 million at December 31, 2019 accounting for most of the decline in certificates of deposits. During 2019, we continued our evolution of the premier service relationship-based delivery model. Leveraging our expansion of offices and investments in our premier bankers, we have been able to grow our core, relationship-based deposits significantly. We have continued to upgrade our business and consumer online banking capabilities and focused our business development activities on client relationships across product lines.

The following table sets forth the average balances of our deposit products at the dates indicated.

	For the Year Ended December 31,
	2019		2018		2017
(Dollars in thousands)	Total	Percent	Total	Percent	Total	Percent
Noninterest-bearing demand deposits	$129,477	17.35%	$115,854	17.78%	$96,011	17.41%
Interest-bearing deposits:
NOW	38,629	5.18	36,627	5.62	35,399	6.42
Money market	257,559	34.52	155,439	23.85	119,862	21.74
Regular and other savings	74,870	10.04	91,780	14.09	96,454	17.50
Term certificates of deposit	245,569	32.91	251,912	38.66	203,645	36.93
Total	$746,104	100.00%	$651,612	100.00%	$551,371	100.00%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2019. Jumbo certificates of deposit require minimum deposits of $250 thousand. Between the FDIC’s and Co-operative Central Bank’s deposit insurance coverage, these funds are fully insured.

(In thousands)	Jumbo Certificates of Deposits
Maturity Period at December 31, 2019:
Three months or less	$17,081
Over three through six months	18,927
Over six through twelve months	37,541
Over twelve months	17,232
Total	$90,781

Borrowings. We primarily use advances from the Federal Home Loan Bank of Boston (“FHLB”) to supplement deposit growth as a source of funds for loans and securities.

Long-term debt, consisting entirely of FHLB advances, increased $15.7 million, or 26.8%, for the year ended December 31, 2019. At December 31, 2019 and 2018, short-term borrowings consisted entirely of advances from the FHLB with original maturities less than one year. Balances outstanding at December 31, 2019 were $20.0 million, an increase of $5.0 million over balances at December 31, 2018. Long-term and short-term borrowings were typically used to fund loan growth and support short-term liquidity needs resulting from the timing of loan originations and irregular deposit flows.

At December 31, 2019, subordinated debt, net of issuance costs, totaled $9.9 million as a result of the sale by the Company of $10.0 million of subordinated debentures maturing in 2025 to qualified institutional investors in December 2015. The funds received from the sale have been used for general corporate purposes including the down-streaming of substantially all of the funds to the Bank in the form of additional paid-in capital, to support the growth objectives of the Bank.

The following table sets forth selected information regarding borrowings for the periods indicated.

	At or For the Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Short-term Borrowings:
Balance at end of the year	$20,000	$15,000	$38,000
Average balance during the year	32,855	27,943	23,533
Maximum outstanding at any month end during the year	54,000	51,000	38,000
Weighted average interest rate at end of the year	2.10%	2.44%	1.53%
Weighted average interest rate during the year	2.63%	2.08%	1.25%

Long-term Debt:
Balance at end of the year	$74,196	$58,528	$77,174
Average balance during the year	68,269	75,565	89,319
Maximum outstanding at any month end during the year	77,643	95,399	100,848
Weighted average interest rate at end of the year	2.61%	1.65%	1.32%
Weighted average interest rate during the year	2.40%	1.66%	1.32%

Subordinated Debt:
Balance at end of the year	$9,861	$9,832	$9,802
Average balance during the year	9,846	9,816	9,784
Maximum outstanding at any month end during the year	9,861	9,832	9,802
Weighted average interest rate at end of the year	6.12%	6.12%	6.12%
Weighted average interest rate during the year	6.39%	6.43%	6.47%

Results of Operations for the Years Ended December 31, 2019 and 2018

Overview. Net income was $6.0 million for the year ended December 31, 2019, an increase of $9 thousand, or 0.2% as compared to December, 2018. Earnings were lessened by merger-related expenses. For the year ended December 31, 2019, compared to 2018, net interest income plus non-interest income increased $2.9 million, offset by an increase in non-interest expenses of $2.6 million and an increase in the provision for loan losses of $330 thousand. The tax provision decreased $74 thousand.

Net Interest Income. Net interest income for the year ended December 31, 2019 totaled $27.1 million compared to $24.7 million for the year ended December 31, 2018, an increase of $2.4 million, or 9.5%. The increase in net interest income was primarily due to greater interest and dividend income, which increased by $6.7 million, or 19.8%, to $40.3 million for 2019 from $33.6 million for 2018. The average balance of interest-earning assets increased 12.4%, with an average rate earned on these assets of 4.41% for 2019. Interest income from loans and loans held for sale increased $6.6 million, or 21.4%, due to a 14.6% increase in the average balance of loans and loans held for sale and an increase of 26 basis points in the average rate earned on loans and loans held for sale. Most of the remaining increase was from higher balances in short-term investments combined with the rise in short-term interest rates.

Interest expense increased $4.3 million, or 48.2%, during this period due to an increase in deposit balances and rates paid on interest-bearing deposits and short- and long-term borrowings. The average rates paid on deposits increased by 43 basis points in 2019 primarily due to a shift in the mix of deposits to higher cost term certificates and money market accounts. Rates paid on money market accounts increased 62 basis points during the period while rates paid on term certificates increased 49 basis points. Average balances of interest-bearing deposits increased $80.9 million or 15.1% in 2019. We experienced an increase in the average balance of money market accounts of 65.7% for the year ended December 31, 2019, as compared to the prior year, while the average balance of savings accounts decreased 18.4% during that period. Balances in lower cost NOW checking accounts and interest free checking accounts increased 8.9% during 2019 and helped to mitigate the interest expense increase.

During 2019, we reduced our average combined use of FHLB short- and long-term borrowings due to their relatively higher interest rate cost as compared to core deposits. FHLB short-term borrowings increased $4.9 million and carried an average rate of 2.63% in 2019, compared to 2.08% in 2018. As a result, interest expense on short-term borrowings increased $285 thousand. Overall interest cost on long-term FHLB advances increased $386 thousand, or 30.7% as compared to the prior year. Average balances of long-term FHLB advances decreased $7.3 million to $68.3 million at December 31, 2019, while the rate paid on FHLB advances increased 74 basis points to 2.40% in 2019.

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

	For the Years Ended December 31,
	2019			2018			2017
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
Interest-earning Assets:
Short-term investments	$38,334	$757	1.97%	$29,092	$509	1.75%	$21,602	$220	1.02%
Debt securities:
Taxable	43,484	1,270	2.92	54,106	1,441	2.66	53,706	1,338	2.49
Tax-exempt	11,514	291	2.53	12,917	327	2.53	12,293	305	2.48
Total loans and loans held for sale	815,692	37,670	4.62	711,528	31,028	4.36	624,784	26,251	4.20
FHLB stock	5,095	302	5.93	5,767	333	5.77	6,153	252	4.09
Total interest-earning assets	914,119	40,290	4.41	813,410	33,638	4.14	718,539	28,366	3.95
Allowance for loan losses	(7,093)			(6,394)			(5,611)
Total interest-earning assets less allowance for loan losses	907,026			807,016			712,928
Noninterest-earning assets	34,198			23,541			22,664
Total assets	$941,224			$830,557			$735,592

Interest-bearing Liabilities:
Regular savings accounts	$74,870	429	0.57	$91,780	524	0.57	$96,454	432	0.45
NOW checking accounts	38,629	141	0.37	36,627	112	0.31	35,399	93	0.26
Money market accounts	257,559	4,134	1.61	155,439	1,537	0.99	119,862	640	0.53
Certificates of deposit	245,569	5,365	2.18	251,912	4,269	1.69	203,645	2,416	1.19
Total interest-bearing deposits	616,627	10,069	1.63	535,758	6,442	1.20	455,360	3,581	0.79
Short-term borrowings	32,855	865	2.63	27,943	580	2.08	23,533	293	1.24
Long-term debt	68,269	1,642	2.40	75,565	1,256	1.66	89,319	1,182	1.32
Subordinated debt	9,846	628	6.39	9,816	631	6.43	9,784	632	6.47
Total interest-bearing liabilities	727,597	13,204	1.81	649,082	8,909	1.37	577,996	5,688	0.98
Noninterest-bearing demand deposits	129,477			115,854			96,011
Other noninterest-bearing liabilities	14,087			3,494			3,336
Total liabilities	871,161			768,430			677,343
Equity	70,063			62,127			58,249
Total liabilities and equity	$941,224			$830,557			$735,592
Net interest income		$27,086			$24,729			$22,678
Net interest rate spread (1)			2.59%			2.76%			2.97%
Net interest-earning assets (2)	$186,522			$164,328			$140,543
Net interest margin (3)			2.96%			3.04%			3.16%
Average total interest-earning assets to average total interest-bearing liabilities	125.64%			125.32%			124.32%

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(3)	Represents net interest income as a percent of average interest-earning assets.

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

	Year Ended December 31, 2019 Compared to December 31, 2018			Year Ended December 31, 2018 Compared to December 31, 2017
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning Assets:
Short-term investments	$176	71	$247	$94	195	$289
Debt securities:
Taxable	(335)	166	(169)	10	93	103
Tax-exempt	(36)	(1)	(37)	15	7	22
Total loans and loans held for sale	4,734	1,908	6,642	3,753	1,024	4,777
FHLB stock	(40)	9	(31)	(15)	96	81
Total interest-earning assets	4,499	2,153	6,652	3,857	1,415	5,272
Interest-bearing Liabilities:
Regular savings	(97)	3	(94)	(20)	111	91
NOW checking	7	22	29	3	17	20
Money market	1,333	1,264	2,597	232	665	897
Certificates of deposit	(105)	1,200	1,095	660	1,193	1,853
Total interest-bearing deposits	1,138	2,489	3,627	875	1,986	2,861
Short-term borrowings	113	172	285	63	224	287
Long-term debt	(106)	492	386	(112)	186	74
Subordinated debt	1	(4)	(3)	(1)	--	(1)
Total interest-bearing liabilities	1,146	3,149	4,295	825	2,396	3,221
Increase in net interest income	$3,353	$(996)	$2,357	$3,033	$(982)	$2,051

Provision for Loan Losses. During the year ended December 31, 2019, we recorded a $915 thousand provision to the allowance for loan losses as compared to a provision of $585 thousand for the year ended December 31, 2018. The 2019 provision reflects a change in our mix of loans and favorable loan portfolio performance, along with the establishment of a specific reserve of $350 thousand for a commercial and industrial loan that was downgraded late in 2019.

From December 31, 2018 to December 31, 2019, nonperforming loans increased from $1.1 million to $2.5 million. The increase was due to one home equity line of credit and one commercial and industrial loan relationship moving to non-accrual status. Criticized and classified assets were $5.4 million at December 31, 2019 and 2018, respectively. Commercial real estate, construction and commercial business loans, which bear higher risk and generally larger loss reserves than our residential mortgage loans, increased as an overall portion of our loan portfolio from 43.2% of loans at December 31, 2018 to 49.5% at December 31, 2019.

An analysis of the changes in the allowance for loan losses is presented under “—Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income. Noninterest income increased $523 thousand, or 20.2%, to $3.1 million during the year ended December 31, 2019, from $2.6 million for the year ended December 31, 2018. Income from customer interest rate swaps increased $526 thousand from 2018 to 2019 associated with our increase in commercial lending activity. For 2019, wealth management fees totaled $1.7 million, an increase of $59 thousand, or 3.6%, from 2018, resulting from the increase in assets under management within our wealth management subsidiary. Total assets under management, including the bank’s portfolio, were $419.5 million. In 2019, we recorded income from mortgage banking activities of $211 thousand compared to 2018 when income from mortgage banking activities totaled $99 thousand. The volume of loans originated for sale in 2019 totaled $28.4 million as compared to $8.5 million for 2018. A discontinued website development project resulted in a loss $121 thousand with the write-down of the associated fixed asset.

Noninterest Expense. Noninterest expense increased $2.6 million, or 14.1%, to $21.2 million during the year ended December 31, 2019, from $18.6 million for the year ended December 31, 2018. Salaries and employee benefits increased $1.4 million, or 13.1%, and totaled $12.3 million, compared to $10.8 million for the year ended December 31, 2018. The compensation increase is attributable to annual merit increases and promotions along with the expansion of staff. Occupancy and equipment expense increased $284 thousand primarily related to annual increases in rent expense and the full year impact of the relocation of business operations to a new home office. Professional fees increased $583 thousand due mainly to higher corporate legal expenses and professional fees associated with the proposed merger with Cambridge trust. Data processing expense was higher by $282 thousand and other general administrative costs and advertising costs increased $97 thousand associated with increased business volumes. FDIC insurance costs decreased $50 thousand, primarily due to a one-time small bank credit.

Income Taxes. Income tax provision decreased by $74 thousand for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The effective tax rate for 2019 was 25.9% compared with 26.6% for 2018.

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

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost or fair market value at the date of foreclosure. Any holding costs and declines in fair value after acquisition of the property result in charges against income.

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

	At December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Nonaccrual loans:
Real estate loans:
Residential mortgage	$562	$581	$--	$--	$773
Commercial real estate	548	556	576	591	645
Construction	--	--	--	--	--
Commercial	883	--	--	--	11
Consumer	500	--	--	--	34
Total nonaccrual loans	2,493	1,137	576	591	1,463
Other real estate owned	--	--	--	--	--
Total nonperforming assets	2,493	1,137	576	591	1,463
Accruing troubled debt restructurings (1)	2,675	165	172	179	185
Total nonperforming assets and accruing troubled debt restructurings	$5,168	$1,301	$748	$770	$1,648
Total nonperforming loans to total loans	0.30%	0.15%	0.08%	0.10%	0.29%
Total nonperforming assets to total assets	0.26%	0.13%	0.07%	0.09%	0.24%
Total nonperforming assets and accruing troubled debt restructurings to total assets	0.55%	0.15%	0.09%	0.11%	0.27%

(1)    Non-accruing TDRs totaled $548 thousand, $556 thousand, $576 thousand, $214 thousand, and $220 thousand at December 31, 2019, 2018, 2017, 2016, and 2015, respectively. There were no non-accruing TDRs at December 31, 2016.

Interest income that would have been recorded for the years ended December 31, 2019 and 2018 had non-accruing loans been current according to their original terms amounted to $61 thousand and $56 thousand, respectively. Income related to nonaccrual loans included in interest income for the years ended December 31, 2019 and 2018 amounted to $42 thousand and $65 thousand, respectively.

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

The following table shows the aggregate amounts of our criticized and classified assets at the dates indicated.

	At December 31,
(In thousands)	2019	2018	2017
Special mention assets	$875	$2,562	$1,777
Substandard assets	4,011	2,290	3,114
Doubtful assets	548	556	576
Loss assets	--	--	--
Total	$5,434	$5,408	$5,467

At December 31, 2019, 2018 and 2017, none of the special mention loans were in nonaccrual status. The decrease in special mention assets in 2019 was primarily the result of several borrowers’ loans being downgraded to substandard. Total substandard assets included one accruing commercial loan relationship totaling $2.0 million that subsequently paid off in January, 2020.

Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31, 2019			At December 31, 2018
(In thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	>90 Days Past Due	30 – 59 Days Past Due	60 – 89 Days Past Due	>90 Days Past Due
Real estate loans:
Residential mortgage	$--	$--	$--	$1,551	$--	$--
Commercial real estate	--	--	548	--	--	556
Construction	--	--	--	--	--	--
Commercial loans	--	--	--	--	--	--
Consumer loans	--	--	500	--	--	--
Total	$--	$--	$1,048	$1,551	$--	$556

The balance of commercial loans more than 90 days past due at December 31, 2019 and 2018 consist of one commercial loan customer. The balance of consumer loans more than 90 days past due at December 31, 2019 consist of one home equity line of credit loan customer. The balance of loans 30-59 days past due in 2018 consisted of three loans, secured by one-to-four family residences, to three separate customers.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2019			2018			2017
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
Residential mortgage	$2,100	27.44%	46.10%	$2,216	32.89%	51.43%	$1,722	27.98%	47.52%
Commercial real estate	1,626	21.25	21.60	1,602	23.78	19.90	1,520	24.71	20.05
Construction	1,823	23.82	16.38	1,462	21.69	14.35	1,661	27.00	17.33
Commercial loans	1,864	24.36	11.54	1,124	16.68	8.99	917	14.91	9.82
Consumer loans	239	3.12	4.38	260	3.86	5.33	239	3.88	5.28
Total allocated allowance	7,652	99.99	100.00	6,664	98.90	100.00	6,059	98.48	100.00
Unallocated	1	0.01	--	74	1.10	--	94	1.52	--
Total	$7,653	100.00%	100.00%	$6,738	100.00%	100.00%	$6,153	100.00%	100.00%

	At December 31,
	2016			2015
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
Residential mortgage	$1,422	26.18%	46.09%	$1,490	29.15%	50.05%
Commercial real estate	1,145	21.08	20.83	1,025	20.05	20.11
Construction	1,827	33.63	18.98	1,684	32.94	18.52
Commercial loans	703	12.94	8.48	509	9.96	4.62
Consumer loans	214	3.93	5.62	240	4.70	6.70
Total allocated allowance	5,311	97.76	100.00	4,948	96.80	100.00
Unallocated	121	2.24	--	164	3.20	--
Total	$5,432	100.00%	100.00%	$5,112	100.00%	100.00%

Although we believe that we use the best information available to establish the allowance for loan losses at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, there can be no assurance that the FDIC or the Massachusetts Commissioner of Banks, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. The spread of a highly infectious or contagious disease, such as COVID-19, could cause severe disruptions in the U.S. economy, which could in turn disrupt the business, activities, and operations of our customers, as well our business and operations. Moreover, since the beginning of January 2020, the coronavirus outbreak has caused significant disruption in the financial markets both globally and in the United States. The spread of COVID-19, or an outbreak of another highly infectious or contagious disease, may result in a significant decrease in business and/or cause our customers to be unable to meet existing payment or other obligations to us, particularly in the event of a spread of COVID-19 or an outbreak of an infectious disease in our market area. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operation.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Allowance at beginning of year	$6,738	$6,153	$5,432	$5,112	$4,738
Provision for loan losses	915	585	735	437	475
Charge-offs:
Real estate loans:
Residential	--	--	--	106	17
Commercial loans	--	--	--	--	83
Consumer loans	--	--	14	11	1
Total charge-offs	--	--	14	117	101
Recoveries	--	--	--	--	--
Net charge-offs	--	--	14	117	101
Allowance at end of year	$7,653	$6,738	$6,153	$5,432	$5,112
Allowance for loan losses to nonperforming loans at end of year	306.94%	592.66%	1,068.16%	918.32%	349.42%
Allowance for loan losses to total loans at end of year	0.91%	0.91%	0.89%	0.93%	1.00%
Net charge-offs to average loans outstanding during the year	0.00%	0.00%	0.00%	0.02%	0.02%

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income and equity simulations. The simulations use projected repricing of assets and liabilities at December 31, 2019 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on the simulations. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and would increase if prepayments accelerated. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Bank at December 31, 2019 through December 31, 2020, assuming a static balance sheet. These estimates are in compliance with our internal policy limits.

	Net Interest Income
Basis Point (“bp”) Change in Rates	Amount	Change	% Change
	(Dollars in thousands)
300	$29,181	$468	1.63%
200	29,208	495	1.72
0	28,713	--	--
(100)	28,503	(210)	(0.73)

The following table reflects changes in the present value of equity for the Bank at December 31, 2019. These estimates are also in compliance with our internal policy limits.

	Present Value of Equity
Basis Point (“bp”) Change in Rates	Amount	Change	% Change
	(Dollars in thousands)
300	$94,562	$249	0.26%
200	98,012	3,699	3.92
0	94,313	--	--
(100)	89,401	(4,912)	(5.21)

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

Our most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and securities available for sale. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2019, cash and cash equivalents, which include short-term investments, totaled $42.1 million. Securities classified as available-for-sale, whose aggregate fair value exceeds cost, provide additional sources of liquidity and had a fair value of $29.8 million at December 31, 2019. In addition, at December 31, 2019, we had the ability to borrow approximately $104.0 million in additional funds from the Federal Home Loan Bank of Boston. On December 31, 2019, we had $74.2 million of long-term debt outstanding, and $20.0 million of short-term borrowings outstanding, all of which were Federal Home Loan Bank of Boston advances. In addition, at December 31, 2019, we had the ability to borrow $5.0 million from the Co-operative Central Bank on an unsecured basis, and $9.2 million from the Federal Reserve Bank under a collateralized borrowing program, none of which was outstanding at that date. The Company also has a $5.0 million unsecured line of credit with a correspondent bank. No additional advances were outstanding at December 31, 2019.

At December 31, 2019, we had $192.1 million in loan commitments outstanding, which included $150.0 in available line of credit for individuals and corporate customers and unadvanced funds on construction loans. Certificates of deposit due within one year of December 31, 2019 total $169.6 million, or 78.3% of total certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods. If these maturing deposits are not renewed, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed. We have the ability to attract and retain deposits by adjusting the interest rates offered.

In addition, we believe that our branch network, which is presently comprised of three full-service retail banking offices located in our Wellesley market area, our banking office in Boston, an office in Newton, an office in Needham, and the general cash flows from our existing lending and investment activities, will afford us sufficient long-term liquidity.

In the normal course of business, the Company contracts with numerous vendors to provide a wide range of services for the organization.  Many of these contracts exceed one year in length.  The cost of these contracts is generally recorded as period expenses and presented in appropriate line items in the accompanying consolidated financial statements.

The following table presents certain of our contractual obligations as of December 31, 2019.

	December 31, 2019 – Payments Due by Period
(In thousands)	Total	Within One Year	Over One to Three Years	Over Three to Five Years	Over Five Years
Contractual Obligations:
Long-term debt obligations	$74,196	$47,000	$8,961	$18,235	$--
Subordinated debt obligations	10,000	--	--	--	10,000
Operating lease obligations	7,311	1,633	2,665	1,994	1,019
Other contractual obligations	69	69	--	--	--
Total	$91,576	$48,702	$11,626	$20,229	$11,019

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

The following table presents our primary investing and financing activities during the periods indicated.

	Years Ended December 31,
(In thousands)	2019	2018
Investing activities:
Loan originations, net of principal payments	$(97,705)	$(50,704)
Proceeds from calls, maturities and principal repayments of securities available for sale	9,826	11,710
Proceeds from sales of securities available for sale	28,406	--
Purchases of securities available for sale	--	(12,914)

Financing activities:
Increase in deposits	34,536	101,189
Increase (decrease) in short-term borrowings	5,000	(23,000)
Increase (decrease) in long-term debt	15,668	(18,646)

Capital Management. We are subject to various regulatory capital requirements administered by the FDIC and the Massachusetts Commissioner of Banks, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2019, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Federal Regulations—Capital Requirements” and note 15 of the notes to consolidated financial statements.

We may elect to use capital management tools such as cash dividends and common share repurchases to enhance stockholder value.

The Board of Directors declared cash dividends totaling $0.235 per share for the year ended December 31, 2019. There can be no assurance that the Board of Directors will declare any future cash dividends.

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

For the years ended December 31, 2019 and 2018, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, utilizing the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2019 is effective.

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

(c) Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Board of Directors

The Company’s Board of Directors consists of eight members. The Board is divided into three classes with three-year staggered terms, with approximately one-third of the directors elected each year.

Information regarding the Board’s nominees and the directors continuing in office is provided below. Unless otherwise stated, each person has held his or her current occupation for the last five years. Ages presented are as of December 31, 2019. The starting year of service as director relates to service on the Board of Directors of the Bank.

The following directors have terms ending in 2020:

Thomas J. Fontaine has served as the President, Chief Executive Officer and Chairman of the Board of Wellesley Bank since November 2009. Mr. Fontaine served as President of Wellesley Bank from April 2006 to November 2009 and as Executive Vice President prior to April 2006. Age 56. Director since 2006.

Mr. Fontaine’s extensive knowledge of the Company’s operations, along with his former experience in the local banking industry and involvement in business and civic organizations in the communities that we serve, affords the Board of Directors with valuable insight regarding the business and operations of the Company. Mr. Fontaine’s knowledge of our business, combined with his success and strategic vision, position him well to continue to serve as our President, Chief Executive Officer and Chairman.

Nancy Marden Goodall is Vice President and Treasurer of Captain Marden’s Seafood, a wholesale seafood supplier, seafood store and restaurant based out of Wellesley, Massachusetts. Age 59. Director since 2011.

Ms. Goodall’s strong ties to the community provide the Board of Directors with valuable insight regarding the local business and consumer environment. She also is a strong advocate of the Company through her civic and community involvement.

Kathryn M. Hinderhofer has spent over 35 years in the financial services industry, retiring in 2014 as EVP of Operations and Technology of National Bank Holdings Corp. Before National Bank Holdings, Ms. Hinderhofer spent 17 years at Citizens Financial Group where she was responsible for leading the business integration activities and divestitures relating to 26 acquisitions completed by Citizens during that time. Prior to Citizens, Ms. Hinderhofer held senior management positions in retail banking, mortgage banking, commercial and consumer lending at the Boston Five Cents Savings Bank, which was acquired by Citizens Financial Group. Ms. Hinderhofer is a director of Micronotes, a Boston based enterprise marketing management company that partners with financial institutions. She is also an Overseer at Newton Wellesley Hospital and previously chaired the Trustees and Governance Committee at Newton Country Day School. She holds a BA in Economics from Boston College and an MBA from Suffolk University. Age 68. Director since September 2016.

Ms. Hinderhofer’s extensive experience and knowledge of the financial services industry along with her involvement in business and civic organizations in the communities we serve, affords the Board of Directors with valuable insight regarding the business and operations of the Company. In addition, Ms. Hinderhofer’s background provides the Board of Directors with critical experience in certain banking industry matters, which are essential to the business of the Company.

The following directors have terms ending in 2021:

Garry R. Holmes joined R.W. Holmes Realty, Co, Inc. in 1986 as a licensed commercial real estate broker and has been the President since 1995. Age 56.

Mr. Holmes’ background offers the Board of Directors critical experience in real estate development, specifically within the region in which the Company conducts its business and provides the Board of Directors with valuable insight regarding the local business and consumer environment. Mr. Holmes also has strong ties to the community through his service on the Executive Committee for NAIOP Massachusetts and is past chair of the Board of Trustees for the Foundation for Metro West, a nonprofit organization that connects donors with philanthropic organizations. Mr. Holmes also currently serves on Babson College’s Advisory Council. Director since 2018.

Tina L. Wang is an owner of the dental practice Premier Dental Group of Wellesley.  Ms. Wang also serves on the Massachusetts Dental Society Committee for Peer Review as well as for Health and Wellness. Ms. Wang is also a past president of the Metropolitan District Dental Society. Age 59. Director since 2009

Ms. Wang has strong ties to the community through her dental practice and~~,~~ provides the Board of Directors with opportunities to continue to serve the local community.  She also is a strong advocate of the Company through her civic and community involvement.

The following directors have terms ending in 2022:

Simon R. Gerlin has been the Chief Financial Officer and Executive Vice President of Finance of MassDevelopment since February 2013. Prior to MassDevelopment, Mr. Gerlin served in executive finance, compliance, and audit roles at Clean Harbors Environmental Services from 2009 until 2012 and spent 16 years at PricewaterhouseCoopers LLP. Mr. Gerlin is a certified public accountant and member of the American Institute of CPAs. Age 61. Director since 2016.

Mr. Gerlin’s background as a certified public accountant and executive serving in compliance and audit roles provides the Board with significant financial and operational expertise.

James J. Malerba was an Executive Vice President and Chief Financial Officer with Radius Bank from 2014 to 2018. Prior to Radius Bank, Mr. Malerba was Executive Vice President, Chief Accounting Officer and Controller with State Street Bank from 2004 to 2014. Age 65. Director since 2019.

Mr. Malerba’s background as an executive serving in compliance and audit roles will provide the Board with significant financial and operational expertise.

Leslie B. Shea is a sole practitioner attorney doing business as Wilder & Shea. Age 74. Director since 2003.

As a practicing attorney, Mr. Shea provides the Board of Directors with important knowledge and insight necessary to assess the legal issues inherent to the business of the Company. In addition, Mr. Shea has strong ties to the community and provides the Board of Directors with opportunities to continue to serve the local community.

Executive Officers who are Not Also Directors

Louis P. Crosier has served as President of Wellesley Investment Partners since September 2014. Prior to joining Wellesley Investment Partners, Mr. Crosier was senior managing director at Windhaven Investment Management from October 2011 to December 2012. Prior to Windhaven, Mr. Crosier was Managing Principal of Windward Investment Management from September 2002 to October 2010. Mr. Crosier was also previously a Vice President in the Wealth Management Division of Goldman Sachs & Co. Age 54.

Michael W. Dvorak has served as Executive Vice President and Chief Financial Officer of Wellesley Bank since July 2016. Prior to joining Wellesley Bank, Mr. Dvorak served as Senior Vice President of Finance at State Street Corporation. Previous experience includes 15 years at Keycorp where he was Executive Vice President and CFO of both the Community Bank and Consumer Bank. Mr. Dvorak was also an Assistant Vice President at the Federal Reserve Bank of Cleveland. Age 59.

Ralph L. Letner has served as Executive Vice President and Chief Lending Officer of Wellesley Bank since May 2014. Mr. Letner served as Senior Vice President/Commercial Team Leader at Boston Private Bank and Trust Company in Boston, Massachusetts from July 2010 to May 2014. Prior to that, Mr. Letner held several positions over 12 years at Citizens’ Bank in Boston, Massachusetts. Age 60.

Audit Committee and Audit Committee Financial Expert

The Audit Committee is comprised of Simon R. Gerlin, Nancy Marden Goodall, James J. Malerba, and Leslie B. Shea. The Audit Committee is responsible for providing oversight relating to our consolidated financial statements and financial reporting process, systems of internal accounting and financial controls, internal audit function, annual independent audit and the compliance and ethics programs established by management and the Board. The Audit Committee is also responsible for engaging the Company’s independent registered public accounting firm and monitoring its conduct and independence. The Board of Directors has determined that Simon R. Gerlin is an audit committee financial expert as defined under the rules of the Securities and Exchange Commission. Mr. Gerlin is independent under the current listing standards of the NASDAQ Stock Market applicable to audit committee members. The Audit Committee has the authority to engage legal counsel or other experts or consultants as it deems appropriate to carry out its responsibilities.

Section 16(a) Beneficial Ownership Reporting Compliance

General

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

Delinquent Section 16(a) Reports

Based solely on the Company’s review of copies of the reports it has received and written representations provided to it from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in Wellesley Bancorp common stock during the year ended December 31, 2019, except for a Form 4 for Mr. Fontaine and a Form 4 for Mr. Letner, in each case filed after the due date to report a withholding of shares to satisfy a tax obligation that arose in connection with the vesting of a stock award.

Code of Ethics

The Company has adopted a code of ethics and business conduct which applies to all of the Company’s and the Bank’s directors, officers and employees. A copy of the code of ethics and business conduct is available to stockholders on the Investor Relations portion of the Bank’s website at www.wellesleybank.com.

Item 11. Executive Compensation.

Summary Compensation Table

 The following information is furnished for the principal executive officer and the next two highly compensated executive officers of the Company whose total compensation for the year ended December 31, 2019 exceeded $100,000. These individuals are referred to in this Form 10-K as “named executive officers.”

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards	All Other Compensation (2)	Total
Thomas J. Fontaine	2019	$410,970	$320,000	$113,000	$—	$158,641	$1,002,611
President and Chief Executive Officer of Wellesley Bancorp and Wellesley Bank	2018	399,000	122,500	102,000	—	104,889	728,389
Michael W. Dvorak	2019	262,600	66,000	56,500	—	50,226	435,326
Executive Vice President, Chief Operating Officer, Wellesley Bancorp and Wellesley Bank	2018	223,600	57,500	54,400	—	35,405	370,905
Ralph L. Letner	2019	252,500	62,500	42,375	—	61,878	419,656
Executive Vice President, Chief Banking Officer and Chief Lending Officer of Wellesley Bank	2018	235,040	60,000	34,000	—	50,814	379,854

(1)	These amounts reflect the aggregate grant date fair value for outstanding restricted stock awards, computed in accordance with FASB ASC Topic 718, based on Wellesley Bancorp’s stock price as of the date of grant, which was $27.00.
(2)	Details of the amounts reported in the “All Other Compensation” column for 2019 are provided in the table below.

	Mr. Fontaine	Mr. Dvorak	Mr. Letner
Employer matching contributions to 401(k) Plan	$19,600	$19,600	$19,477
Fair market value of allocations under the ESOP	24,218	24,218	24,218
Dividends paid on unvested restricted stock awards	940	1,502	527
Supplemental Executive Retirement Plan contribution	35,467	—	—
Perquisites (a)	78,416	4,906	17,656

(a)	Consists of automobile costs, vehicle fair market value and premiums paid on long-term healthcare, long-term disability insurance, group term life insurance, bank-owned life insurance and executive wellness.

 Employment Agreements and Severance Arrangements

 Employment Agreement. Wellesley Bancorp and Wellesley Bank maintain an employment agreement with Mr. Fontaine. The term of the agreement runs for three years from the effective date of the agreement and automatically renews daily so that each day the term again becomes three years, unless either party provides notice to the other party of its intention for the term of the agreement not to renew. The employment agreement establishes a base salary and certain levels of incentive compensation and bonuses for Mr. Fontaine and provides for his participation in certain benefits arrangements. The agreement also provides for certain perquisites to be provided to him, including the use of a Wellesley Bank-owned automobile, to which we will transfer title to Mr. Fontaine, plus an amount to make him whole for any taxes due as a result of the transfer, upon his retirement or other termination of employment (other than if we terminate his employment for cause).

 Under the employment agreement, we may terminate Mr. Fontaine’s employment for “cause” at any time in accordance with the terms of the agreement. If we terminate Mr. Fontaine’s employment for cause, we will have no further financial obligation to him except for the payment of any amounts that he has earned but that have not been paid as of the effective date of his termination and benefits accrued under certain employee benefit plans. We may also terminate Mr. Fontaine’s employment for any other reason that does not constitute cause upon 60-days’ notice. Mr. Fontaine may terminate his employment with us for “good reason” in accordance with the terms of the agreement. The term “good reason” includes (1) a material diminution in duties and responsibilities; (2) a material diminution in his base salary; and, (3) a change in reporting responsibilities. In addition, Mr. Fontaine may terminate his employment within the period beginning three months prior to and ending 12 months after a change in control. If we terminate Mr. Fontaine for reasons that do not constitute cause or if Mr. Fontaine voluntarily terminates employment with good reason or in connection with a change in control, then we will pay him a lump sum amount equal to the product of his average monthly compensation by the number of months remaining during the unexpired term of the agreement or, if greater, 12. For purposes of the employment agreement, “average monthly compensation” equals the monthly average of Mr. Fontaine’s three highest years of compensation, as reported on Form W-2. We may reduce change in control related payments to Mr. Fontaine to eliminate the imposition of excise taxes on those payments, unless the payments less the excise taxes would be greater than the reduced payments. In addition, we will pay him the cost of obtaining health insurance through COBRA for the unexpired term of the agreement or, if greater, 12 months. The employment agreement provides for certain post-employment obligations with respect to Mr. Fontaine’s ability to compete with Wellesley Bank and to solicit customers and employees of Wellesley Bank if we terminate his employment other than for cause or he terminates his employment for good reason or in connection with a change in control.

 On March 27, 2018 the Company and the Bank entered into a new employment agreement with Mr. Fontaine which clarifies the change in control benefit provided in the prior employment agreement, by providing Mr. Fontaine with a severance benefit equal to three times his highest annual compensation in the event his employment is terminated without “cause” or for good reason following a change in control. In addition, Mr. Fontaine will receive a lump sum cash payment equal to the cost of COBRA coverage for Mr. Fontaine and his family for a period of thirty-six months. The employment agreement also includes a “net after tax benefit” approach in the event the change in control severance benefits under the employment agreement or otherwise result in “excess parachute payments” under Section 280G of the Internal Revenue Code of 1986, as amended.

Employee Severance Compensation Plans. Wellesley Bank maintains a severance compensation agreement with Mr. Letner that provides him with a severance benefit of 24 months base salary if he is dismissed without cause or dismissed or demoted within 12 months of the effective date of a change in control, as defined in the Wellesley Bank Employee Severance Compensation Plan. In addition, the Bank would continue to pay the Bank’s share of health insurance premiums in accordance with the Bank’s then existing health insurance plan.

Wellesley Bank also maintains a severance compensation agreement with Michael W. Dvorak. Mr. Dvorak’s severance compensation agreements allow for continued payment of his base salary for 24 months and for ongoing payment of Wellesley Bank’s share of Mr. Dvorak’s health insurance premiums if they elect COBRA health care continuation coverage following a termination without cause, or the same benefits if Mr. Dvorak is not offered a comparable position following a change of control.

 Pension and Nonqualified Retirement Benefits

 Pension Plan. Wellesley Bank sponsored a tax-qualified defined benefit pension plan for its employees. The accrual of benefits was frozen and the plan was fully funded as of November 1, 2011, with all of the benefit obligations under the plan transferred to CBERA, the plan administrator. Mr. Fontaine participates in the plan. Benefits under the plan are computed on the basis of compensation and years of service.

 Employee Stock Ownership Plan. Wellesley Bank sponsors an employee stock ownership plan (the “ESOP”) for the benefit of eligible employees who have attained age 21 and are credited with a year of service. Contributions to the ESOP and shares released from the suspense account as any loans used by the plan to acquire stock are repaid and allocated annually among plan participants based on each participant’s relative compensation. Participants become fully vested in their accounts under the ESOP after six years of credited service.

 Salary Continuation Agreement. Wellesley Bank has entered into a salary continuation agreement with Mr. Fontaine. Under the salary continuation agreement, upon separating from service on or after reaching age 65, we will pay Mr. Fontaine a lump sum benefit equivalent to a 15-year annual benefit equal to 75% of his highest earnings (as defined in the agreement), less our portion of social security benefits, pension plan benefits and our matching contributions under our 401(k) plan. If Mr. Fontaine separates from service or dies before receiving benefits under the agreement, we will pay him or his beneficiary a lump sum benefit equal to his accrued liability retirement account under the agreement. We will pay the lump sum benefit to his beneficiary within 60 days of his death or the early retirement benefit to Mr. Fontaine no later than the first day of the second month following his separation from service (subject to certain possible restrictions under the federal tax code). Mr. Fontaine is 100% vested in his benefits under the salary continuation agreement. Under the agreement, the accrued liability account for Mr. Fontaine generally reflects the amount of the liability of the supplemental benefit accrued by the Bank for financial statement purposes. Upon a change in control, Mr. Fontaine will become entitled to the benefit to which he would have otherwise become entitled at his normal retirement age of 65 (regardless of his actual age). We will pay the change in control benefit in a single lump sum payment on the first day of the month following the month in which Mr. Fontaine attains age 65.

 Supplemental Executive Retirement Plan.  We sponsor a supplemental executive retirement plan (“SERP”) to provide participating executives with benefits otherwise limited under the employee stock ownership plan and/or 401(k) plan due to limitations under the Internal Revenue Code or the terms of the employee stock ownership plan loan. Specifically, the plan provides benefits to eligible individuals that we cannot provide under the employee stock ownership plan and/or 401(k) plan as a result of these limitations, but that we would have provided under those plans but for these limitations. In addition to providing for benefits lost under the tax-qualified plans as a result of limitations imposed by the Internal Revenue Code, the SERP also provides supplemental benefits to designated individuals upon a change of control before the complete scheduled repayment of the employee stock ownership plan loan. Generally, upon a change in control, the SERP provides the participant with a benefit equal to the benefit the individual would have received under the employee stock ownership plan had he remained employed throughout the term of the plan, less the benefits actually provided under the employee stock ownership plan on behalf of the participant. At this time, only Mr. Fontaine participates in the SERP.

Outstanding Equity Awards

 The following table provides information concerning unexercised options and stock awards outstanding as of December 31, 2019 that have not vested for each named executive officer.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (1)	Market Value of Shares or Units of Stock That Have Not Vested (2)
Thomas J. Fontaine	10/01/2012	16,285	—	$15.35	10/01/2022	—	—
	01/01/2019	—	—	—	—	4,000	$181,040

Michael W. Dvorak	10/01/2016	—	—	—	—	3,200	144,832
	01/01/2019	—	—	—	—	2,000	90,520

Ralph L. Letner	10/01/2014	10,000	—	19.00	10/01/2024	—	—
	01/01/2019	—	—	—	—	1,500	67,890

(1)	Shares awarded to Mr. Dvorak on October 1, 2016 vest in five equal annual installments commencing on October 1, 2017. Shares awarded to Mr. Fontaine, Mr. Dvorak and Mr. Letner on 1/1/2019 vest in three equal annual installments commencing on 1/1/2020.

(2)	Based on $45.26 per share, the closing price for our common stock on December 31, 2019.

Director Compensation

The following table provides the compensation received by individuals who served as directors, and who were not also named executive officers, of the Company during 2019. No options were granted to any of the directors in 2019.

	Fees Earned or Paid in Cash	Stock Awards (1)	All Other Compensation (2)	Total
Simon R. Gerlin	$43,208	$14,125	$505	$57,838
Kathryn M. Hinderhofer	40,660	14,125	505	55,290
Garry R. Holmes	39,789	14,125	787	54,701
Nancy Marden Goodall	38,904	14,125	118	53,147
James Malerba	16,185	93,810	360	110,355
Theodore F. Parker (3)	22,719	–	6,250	28,969
Leslie B. Shea.	40,301	14,125	118	54,544
Edwin G. Silver (4)	21,486	–	3,750	25,236
Robert L. Skolnick (3)	20,943	–	6,250	27,193
Tina L. Wang	36,595	14,125	118	50,838

(1)	This column reflects the grant date fair value of Wellesley Bancorp common stock awarded to our directors computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 - Stock Compensation (“FASB ASC Topic 718”). The grant date fair value for the stock awards included in this column for all directors, except for Mr. Malerba, is based on the closing price of Wellesley Bancorp common stock on January 2, 2019, which was $28.25. The grant date fair value for the stock awards included in this column for Mr. Malerba is based on the closing price of Wellesley Bancorp common stock on August 1, 2019, which was $31.27.
(2)	Represents dividends received on unvested stock awards and Board service recognition.
(3)	In accordance with the terms of the Company’s Bylaws, Mr. Parker and Mr. Skolnick’s terms as a director expired as of May 23, 2019.
(4)	Mr. Silver resigned from the Board on March 31, 2019.

Cash Retainer and Meeting Fees for Non-Employee Directors

The following table sets forth the applicable fees that were paid to our non-employee directors for their service on the Board of Directors of the Company and the Bank during the fiscal year ended December 31, 2019.

Annual fee for Company Board Members	$5,786
Annual fee for Bank Clerk of the Board	9,826
Annual fee for Bank Board Members	9,082
Monthly board meeting fee for the Clerk of the Bank Board	819
Monthly board meeting fee for all other Bank Board Members	749
Annual committee meeting fee for all Directors	10,063

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table provides information as of March 15, 2020 about the persons known to the Company to be the beneficial owners of more than 5% of the Company’s outstanding common stock. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to the listed shares.

Name and Address	Number of Shares Owned		Percent of Common Stock Outstanding (1)
Strategic Value Investors LP Strategic Value Bank Partners LLC Ben Mackovak Marty Adams Umberto Fedeli 127 Public Square, Suite 2810 Cleveland, Ohio 44114	193,489	(2)	7.44%

Wellesley Bank Employee Stock Ownership Plan 100 Worcester Street, Suite 300 Wellesley, Massachusetts 02481	176,275	(3)	6.78%

FJ Capital Management LLC Financial Opportunity Fund LLC Financial Opportunity Long/Short Fund LLC Martin Friedman 1313 Dolley Madison Blvd, Ste 306 McLean, VA 22101	144,146	(4)	5.55%

(1)	Based on 2,599,105 shares of the registrant’s common stock outstanding as of March 15, 2020.

(2)	Based on a Schedule 13G filed with the Securities and Exchange Commission on February 11, 2020. Strategic Value Investors, LP is a Delaware limited partnership. Ben Mackovak, Marty Adams and Umberto Fedeli serve as managing members of Strategic Value Bank Partners LLC. Strategic Value Bank Partners LLC, is an Ohio limited liability company, which serves as the general partner of Strategic Value Investors, LP.

(3)	Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 10, 2020. Shares held by the ESOP trust and allocated to the accounts of participants are voted in accordance with the participants’ instructions and unallocated shares are voted in the same ratio as ESOP participants direct voting of allocated shares or, in the absence of such direction, in the ESOP trustees’ best judgment. As of December 31, 2019, 86,407 shares had been allocated to participants.
(4)	Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 11, 2020. Financial Opportunity Fund LLC and Financial Opportunity Long/Short Fund LLC are Delaware limited liability companies, of which FJ Capital Management LLC (a Delaware limited liability company) is the managing member. Martin Friedman is the Managing Member of FJ Capital Management LLC; as such, Mr. Friedman may be deemed to be a beneficial owner of reported shares but as to which Mr. Friedman disclaims beneficial ownership.

The following table provides information as of March 15, 2020 about the shares of Company common stock that may be considered to be owned by each director, nominee for director, executive officer named in the Summary Compensation Table and by all directors, nominees for director and executive officers of the Company as a group. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, each of the named individuals has sole voting and investment power with respect to the shares shown and none of the named individuals has pledged his or her shares.

Name	Number of Shares Owned (excluding options) (1)	Number of Shares That May be Acquired Within 60 days by Exercising Options	Percent of Shares of Common Stock Outstanding
Directors:
Thomas J. Fontaine (2)	55,384	16,285	2.76%
Simon R. Gerlin	4,300	--	*
Nancy Marden Goodall (3)	27,011	9,027	1.38%
Kathryn M. Hinderhofer	6,675	--	*
Garry R. Holmes (4)	24,000	--	*
James J. Malerba	4,000	--	*
Leslie B. Shea (5)	32,011	9,027	1.57%
Tina L. Wang	24,511	9,027	1.29%

Named Executive Officers Who Are Not Directors:
Michael W. Dvorak	11,218	--	*
Ralph L. Letner	10,292	10,000	*
All Directors and Executive Officers as a Group (10 persons)	199,402	51,366	9.65%

*	Represents less than 1% of the Company’s outstanding shares.

(1)	Amounts include unvested shares. For Ms. Marden Goodall, Mr. Shea and Ms. Wang, amounts include 500 unvested shares of restricted stock. For Mr. Gerlin and Ms. Hinderhofer, amounts include 1,700 unvested shares of restricted stock. For Mr. Holmes, amount includes 2,900 unvested shares of restricted stock. For Mr. Malerba, amount includes 3,000 unvested shares of restricted stock. In addition, for each executive officer listed, amounts include the following:

Name	Unvested Shares of Restricted Stock Awards	Shares Allocated under the Wellesley Bank ESOP	Shares Held in Trust in the Wellesley Bank 401(k) Plan
Thomas J. Fontaine	4,000	2,898	12,931
Michael W. Dvorak	5,200	933	--
Ralph L. Letner	1,500	2,240	2,435

 Individuals have voting but no investment power with respect to shares of restricted stock and shares allocated under the ESOP. Individuals have investment and voting power with respect to shares credited under the 401(k) Plan.

(2)	Includes 8,000 shares held as a trustee for various trusts and 100 shares held as custodian for children.

(3)	Includes 12,500 shares held as trustee for a profit sharing plan.

(4)	Includes 20,500 shares held in partnerships.

(5)	Includes 7,500 shares held as trustee for various trusts.

Change in Control

The Company has entered into an Agreement and Plan of Merger, dated as of December 5, 2019, by and among Cambridge Bancorp, Cambridge Trust Company, a Massachusetts-chartered trust company and wholly-owned subsidiary of Cambridge Bancorp, the Company, and the Company’s wholly-owned subsidiary, Wellesley Bank, pursuant to which (1) the Company will merge with and into Cambridge Bancorp, with Cambridge Bancorp as the surviving entity, and (2) Wellesley Bank will merge with and into Cambridge Trust Company, with Cambridge Trust Company as the surviving entity.

Aside from the transactions contemplated by the Merger Agreement, management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan

The following table sets forth information as of December 31, 2019 about Company common stock that may be issued under the Company’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	122,956	$15.74	--
Equity compensation plans not approved by security holders	--	--	--
Total	122,956	$15.74	--

 Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by Wellesley Bank to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to Wellesley Bank and must not involve more than the normal risk of repayment or present other unfavorable features. Wellesley Bank is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public. Notwithstanding this rule, federal regulations permit Wellesley Bank to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee. All outstanding loans made by Wellesley Bank to its related persons (as defined under the Securities and Exchange Commission rules), were made in accordance with Wellesley Bank’s mortgage discount program, which applies only to fixed- or adjustable-rate mortgage loans that are held in the portfolio of Wellesley Bank. The discount offered under this program is 50 basis points less than the published rate offered to the public. The program is offered to all full- and part-time employees of Wellesley Bank and to all members of the Board of Directors.

Set forth below is certain information as to loans made by Wellesley Bank to certain of its directors and executive officers, or their affiliates, whose aggregate indebtedness to Wellesley Bank exceeded $120,000 at any time since January 1, 2019. Each listed individual participated in the above-referenced benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee.

Name of Individual	Loan Type	Date Originated	Original Loan Amount	Highest Balance During Fiscal 2019	Balance on December 31,2019	Interest Rate on December 31, 2019	Amount of Principal Paid During Fiscal 2019	Amount of Interest Paid During Fiscal 2019
Nancy M. Goodall	Commercial real estate	12/28/2009	$1,000,000	$118,234	$--	5.00%	$118,234	$9,408
	Commercial term loan	5/7/2015	225,000	68,752	20,942	3.99	47,810	3,795
	Commercial term loan	12/13/2017	300,000	245,219	187,946	4.40	57,273	12,273

Garry R. Holmes	Commercial real estate	12/10/2003	$1,050,000	$646,629	$599,670	4.25%	$46,958	$26,945
	Commercial real estate	10/14/2016	4,830,000	4,783,609	4,667,649	4.00	115,960	191,862
	Commercial real estate	12/17/2009	415,000	297,532	278,172	4.25	19,359	12,442

Theodore F. Parker	Residential mortgage (1)	3/4/2015	$275,000	$255,722	$249,101	2.63%	$6,621	$6,633

Leslie B. Shea	Residential mortgage	9/28/2007	$550,000	$314,955	$306,005	5.63%	$8,949	$17,487
	Residential mortgage	7/29/2010	350,000	297,847	289,455	4.88	8,391	11,521
	Home equity line of credit	9/6/2017	100,000	67,934	—	3.50	67,934	1,705
	Home equity line of credit	10/1/2018	250,000	168,127	168,127	4.50	—	1,030
	Commercial real estate	11/17/2017	225,000	224,834	220,440	3.63	4,393	7,999

Tina L. Wang	Home equity line of credit	7/21/2003	$1,000,000	$71,861	$71,861	4.5%	$—	$2,725
	Residential mortgage	12/12/2011	365,000	140,418	101,502	3.38	38,915	4,140
	Commercial line of credit	11/5/2011	100,000	100,000	99,989	5.50	32,309	4,327
	Commercial line of credit	5/31/2013	675,000	264,301	153,768	4.00	110,532	9,411
	Commercial term loan	12/16/2015	49,214	25,639	13,113	4.00	12,525	808
	Commercial line of credit	1/17/2017	150,000	—	—	—	—	—
	Commercial term loan	3/29/2017	350,000	290,012	222,528	4.25	67,483	12,095

(1)	Mr. Parker’s term as a director expired as of May 23, 2019.

Other than as described above, all loans, the principal balances of which exceeded $120,000 at any time during the year ended December 31, 2019, made by Wellesley Bank to executive officers, directors, immediate family members of executive officers and directors, or organizations with which executive officers and directors are affiliated, were made in the ordinary course of business, on substantially the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to Wellesley Bank and did not involve more than normal risk of collectability or present other unfavorable features. In addition, loans made to a director or executive officer must be approved in advance by a majority of the disinterested members of the Board of Directors.

Director Independence

All of our directors are independent under the current listing standards of the NASDAQ Stock Market, except Thomas J. Fontaine, who serves as Chairman of the Board, Chief Executive Officer and President of Wellesley Bancorp and Wellesley Bank. In determining the independence of directors, the Board of Directors considered the transactions disclosed in this Item 13 under the heading “—Transactions with Related Persons” which the Board determined, in each case, did not interfere with their exercise of independent judgment in carrying out their responsibilities as a director.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The following table sets forth the fees billed for services provided to the Company and the Bank by Wolf & Company, P.C. for the fiscal years ended December 31, 2019 and 2018.

	2019	2018
Audit fees (1)	$161,000	$154,000
Tax fees (2)	25,550	24,500
All other fees (3)	97,320	25,225

(1)	Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in its Annual Reports on Form 10-K. The amount also includes fees related to the review of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q, as well as services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.
(2)	Tax fees consist of fees for tax compliance services, including tax planning and advice and preparation of tax returns.

(3)	All other consists of fees related to merger related services, enterprise risk management and in 2018, a Rule 206 Examination for Wellesley Investment Partners, LLC.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing and reviewing the work of the independent registered public accounting firm and setting the independent registered public accounting firm’s compensation.  In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm.  This approval process ensures that the independent registered public accounting firm does not provide any non-audit services to the Company that are prohibited by law or regulation.  During the year ended December 31, 2019, all services were approved in advance by the Audit Committee in compliance with these procedures.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of Documents Filed as Part of this Report

(1)	Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019 and 2018

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

(b)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
3.1	Articles of Incorporation of Wellesley Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of Wellesley Bancorp, Inc. (12)
4.1	Form of 6.00% Fixed-to-Floating Subordinated Note Due 2025 (3)
4.2	Description of securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934
10.1	Employment Agreement between Wellesley Bancorp, Inc., Wellesley Bank and Thomas J. Fontaine + (2)
10.2	Amended and Restated Executive Salary Continuation Agreement between Wellesley Bank and Thomas J. Fontaine, as amended + (4)
10.3	Wellesley Bank Supplemental Executive Retirement Plan+ (5)
10.4	Wellesley Bank Employee Severance Compensation Plan+ (6)
10.5	Wellesley Bancorp, Inc. 2012 Equity Incentive Plan + (7)
10.6	Wellesley Bancorp, Inc. 2016 Equity Incentive Plan + (8)
10.7	Severance Agreement between Wellesley Bank and Ralph Letner + (9)
10.8	Form of subordinated Note Purchase Agreement dated December 17, 2015, by and among Wellesley Bancorp, Inc. and the Purchasers identified therein (10)
10.9	Severance Compensation Agreement between Wellesley Bank and Michael W. Dvorak dated May 23, 2016 + (11)
10.10	Severance Compensation Agreement between Wellesley Bank and Louis Crosier+
21.1	Subsidiaries of Wellesley Bancorp, Inc.
23.1	Consent of Wolf & Company, P.C.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101.1	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

+	Management contract or compensatory agreement or arrangement.

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

(5) Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2012 (filed as Exhibit 10.2 thereto).

(6) Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2016 (filed as Exhibit 10.1 thereto).

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

(12) Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 29, 2018.

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

WELLESLEY BANCORP, INC.

March 27, 2020	By:	/s/ Thomas J. Fontaine
Thomas J. Fontaine
President, Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Fontaine	President, Chief Executive Officer and	March 27, 2020
Thomas J. Fontaine	Chairman of the Board
(principal executive officer)

/s/ Michael W. Dvorak	Chief Financial Officer and Treasurer	March 27, 2020
Michael W. Dvorak
(principal financial and accounting officer)

/s/ Simon R. Gerlin	Director	March 27, 2020
Simon R. Gerlin

/s/ Nancy Marden Goodall	Director	March 27, 2020
Nancy Marden Goodall

/s/ Kathryn M. Hinderhofer	Director	March 27, 2020
Kathryn M. Hinderhofer

/s/ Garry R. Holmes	Director	March 27, 2020
Garry R. Holmes

/s/ James J. Malerba	Director	March 27, 2020
Theodore F. Parker

/s/ Leslie B. Shea	Director	March 27, 2020
Leslie B. Shea

/s/ Tina L. Wang	Director	March 27, 2020
Tina L. Wang

Index to Consolidated Financial Statements

of Wellesley Bancorp, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Wellesley Bancorp, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wellesley Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, Massachusetts

March 27, 2020

Wellesley Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2019	2018
	(Dollars in thousands)
Assets

Cash and due from banks	$7,886	$7,678
Short-term investments	34,208	34,972
Total cash and cash equivalents	42,094	42,650

Certificates of deposit	100	100
Securities available for sale, at fair value	29,815	66,770
Federal Home Loan Bank of Boston stock, at cost	4,906	4,747
Loans held for sale	3,354	--

Loans	842,113	743,770
Less allowance for loan losses	(7,653)	(6,738)
Loans, net	834,460	737,032

Bank-owned life insurance	8,005	7,769
Premises and equipment, net	3,508	3,924
Operating lease, right-of-use asset	6,473	--
Accrued interest receivable	2,525	2,288
Net deferred tax asset	2,713	2,804
Other assets	7,265	3,336

Total assets	$945,218	$871,420

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$139,969	$116,926
Interest-bearing	612,498	601,005
Total deposits	752,467	717,931

Short-term borrowings	20,000	15,000
Long-term debt	74,196	58,528
Subordinated debentures	9,861	9,832
Lease liability	6,543	--
Accrued expenses and other liabilities	8,700	4,999
Total liabilities	871,767	806,290

Commitments and contingencies (Notes 13 and 14)

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	--	--
Common stock, $0.01 par value; 14,000,000 shares authorized, 2,599,105 and 2,525,611 shares issued and outstanding in 2019 and 2018, respectively	26	25
Additional paid-in capital	28,169	26,462
Retained earnings	45,625	40,203
Accumulated other comprehensive income (loss)	530	(533)
Unearned compensation – ESOP	(899)	(1,027)
Total stockholders' equity	73,451	65,130
Total liabilities and stockholders' equity	$945,218	$871,420

See accompanying notes to consolidated financial statements.

Wellesley Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2019	2018
	(Dollars in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans and loans held for sale	$37,670	$31,028
Interest on debt securities:
Taxable	1,270	1,441
Tax-exempt	291	327
Interest on short-term investments and certificates of deposit	757	509
Dividends on FHLB stock	302	333
Total interest and dividend income	40,290	33,638
Interest expense:
Deposits	10,069	6,442
Short-term borrowings	865	580
Long-term debt	1,642	1,256
Subordinated debentures	628	631
Total interest expense	13,204	8,909

Net interest income	27,086	24,729
Provision for loan losses	915	585
Net interest income, after provision for loan losses	26,171	24,144

Noninterest income:
Customer service fees	184	176
Mortgage banking activities	211	99
Income on bank-owned life insurance	236	234
Wealth management fees	1,675	1,616
Miscellaneous	803)	461
Total noninterest income	3,109	2,586
Noninterest expenses:
Salaries and employee benefits	12,261	10,842
Occupancy and equipment	3,288	3,004
Data processing	1,272	990
FDIC insurance	576	626
Professional fees	1,349	766
Advertising and marketing	240	323
Other general and administrative	2,192	2,012
Total noninterest expenses	21,178	18,563

Income before income taxes	8,102	8,167
Provision for income taxes	2,102	2,176

Net income	6,000	5,991

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	1,436	(776)
Reclassification adjustment for gains recognized in noninterest income	(8)	--
Deferred income tax (provision) benefit	(365)	197

Total other comprehensive income (loss), net of tax	1,063	(579)

Comprehensive income	$7,063	$5,412

Earnings per common share:
Basic	$2.44	$2.49
Diluted	$2.36	$2.40
Weighted average shares outstanding:
Basic	2,461,527	2,404,371
Diluted	2,553,805	2,502,784

See accompanying notes to consolidated financial statements.

Wellesley Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2019 and 2018

					Accumulated
	Common Stock		Additional Paid-in	Retained	Other Comprehensive	Unearned Compensation-	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Equity
	(Dollars in thousands, except per share data)
Balance at December 31, 2017	2,506,532	25	25,601	34,736	39	(1,156)	59,245

Comprehensive income	--	--	--	5,991	(579)	--	5,412
Reclassification related to Tax Cuts and Jobs Act (Note 13)				(7)	7		--
Dividends paid to common stockholders ($0.215 per share)	--	--	--	(517)	--	--	(517)
Share-based compensation – equity incentive plan	--	--	379	--	--	--	379
Restricted stock awards granted	3,000	--	--	--	--	--	--
Restricted stock forfeitures	(400)	--	--	--	--	--	--
Stock options exercised	19,054	--	292	--	--	--	292
Common stock repurchased in connection with restricted stock awards	(2,575)	--	(87)	--	--	--	(87)
ESOP shares committed to be allocated (12,838 shares)	--	--	277	--	--	129	406
Balance at December 31, 2018	2,525,611	$25	$26,462	$40,203	$(533)	$(1,027)	$65,130

Comprehensive income	--	--	--	6,000	1,063	--	7,063

Dividends paid to common stockholders ($0.235 per share)	--	--	--	(578)	--	--	(578)
Share-based compensation – equity incentive plan	--	--	345	--	--	--	345
Restricted stock awards granted	14,500	--	--	--	--	--	--
Restricted stock forfeitures	(6,050)	--	--	--	--	--	--
Stock options exercised	65,685	1	1,092	--	--	--	1,093
Common stock repurchased in connection with restricted stock awards	(641)	--	(20)	--	--	--	(20)
ESOP shares committed to be allocated (12,838 shares)	--	--	290	--	--	128	418
Balance at December 31, 2019	2,599,105	$26	$28,169	$45,625	$530	$(899)	$73,451

See accompanying notes to consolidated financial statements.

Wellesley Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$6,000	$5,991
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	915	585
Depreciation and amortization	829	767
Net amortization of securities premiums and discounts	144	143
Gains on sale of securities, net	(8)	--
Principal balance of loans sold	25,083	8,544
Loans originated for sale	(28,437)	(8,544)
Accretion of net deferred loan fees	(638)	(611)
Income on bank-owned life insurance	(236)	(234)
Amortization of subordinated debt issuance costs	29	30
Deferred income tax provision (benefit)	(274)	(255)
ESOP expense	418	406
Share-based compensation	345	379
Net change in other assets and liabilities	(240)	(348)
Net cash provided by operating activities	3,930	6,853

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	9,826	11,710
Purchases	--	(12,914)
Sales	28,422	--
Redemption (purchase) of Federal Home Loan Bank stock	(159)	1,190
Loan originations, net of principal payments	(97,705)	(50,704)
Additions to premises and equipment	(629)	(1,241)
Proceeds from sale of premises and equipment	60	63
Net cash used by investing activities	(60,185)	(51,896)

Cash flows from financing activities:
Net increase in deposits	34,536	101,189
Proceeds from issuance of long-term debt	33,000	36,000
Repayments of long-term debt	(17,332)	(54,646)
Increase in short-term borrowings	5,000	(23,000)
Stock options exercised	1,093	292
Common stock repurchased	(20)	(87)
Cash dividends paid	(578)	(517)
Net cash provided by financing activities	55,699	59,231

Net change in cash and cash equivalents	(556)	14,188
Cash and cash equivalents at beginning of year	42,650	28,462
Cash and cash equivalents at end of year	$42,094	$42,650

Supplementary information:
Interest paid	$12,998	$8,709
Income taxes paid	2,563	2,782

See accompanying notes to consolidated financial statements.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pending Merger with Cambridge Bancorp

On December 5, 2019, Cambridge Bancorp (“Cambridge”) and the Company issued a joint press release announcing that Cambridge and the Company have entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company will merge with and into Cambridge, with Cambridge as the surviving entity (the “Merger”).  Under the terms of the Merger Agreement, which has been approved by the boards of directors and stockholders of both companies, stockholders of the Company will receive 0.580 shares of Cambridge common stock for each share of Wellesley common stock. The transaction is subject to customary closing conditions and is expected to close during the second quarter of 2020.

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

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

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

Each reporting period, the Company evaluates all debt securities with a fair value below amortized cost to determine whether other-than-temporary impairment (“OTTI”) exists.

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

Federal Home Loan Bank stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Boston, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock. The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. As of December 31, 2019 and 2018, no impairment has been recognized.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

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

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

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

Years Ended December 31, 2019 and 2018

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

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

Advertising costs

Advertising costs are expensed as incurred.

Income taxes

Deferred tax assets and liabilities relate to temporary differences between the book and tax bases of certain assets and liabilities, and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company does not have any uncertain tax positions at December 31, 2019 or 2018 which require accrual or disclosure. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2019 and 2018.

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

The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

	December 31,
	2019	2018
	(In thousands)
Net unrealized gains (losses) on securities available for sale	$696	$(732)
Tax effect	(166)	199
Net-of- tax amount	$530	$(533)

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2019 and 2018

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

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2019	2018
	(In thousands, except per share data)
Net income applicable to common stock	$6,000	$5,991

Average number of common shares issued	2,558	2,513
Less: Average unallocated ESOP shares	(96)	(109)

Average number of common shares outstanding used to calculate basic earnings per common share	2,462	2,404
Effect of dilutive stock options	92	99

Average number of common shares outstanding used to calculate diluted earnings per common share	2,554	2,503
Earnings per common share:
Basic	$2.44	$2.49
Diluted	$2.36	$2.40

There were no anti-dilutive options that were excluded from the computation of diluted earnings per share for the years ended December 31, 2019 and 2018. Anti-dilutive shares are common stock equivalents with exercise prices less than the average market value of the Company’s stock for the periods presented.

Recent accounting pronouncements

Effective January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Account Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires a lessee to record a right-to-use asset and liability representing the obligation to make lease payments for long-term leases. Upon adoption of the ASU, the Company recorded an increase in assets of $7.8 million and an increase in liabilities of $7.8 million on the Consolidated Balance Sheets as a result of recognizing the right-of-use assets and liabilities.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure expected credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Entities will use forward-looking information to better form their credit loss estimates. Credit losses on available-for-sale debt securities should be measured in a manner similar to current GAAP; however, recognized credit losses will be presented as an allowance rather than as a write-down. This ASU was scheduled to be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. However, the FASB recently voted to propose delaying the standard by three years for small reporting companies, which included Wellesley Bank. The Board of Directors voted to delay implementation of the standard.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

2.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. The reserve balance amounted to $6.2 million and $5.1 million at December 31, 2019 and 2018, respectively.

3.	SHORT-TERM INVESTMENTS

Short-term investments are comprised of the following:

	December 31,
	2019	2018
	(In thousands)
Federal Reserve Bank deposits	$24,104	$29,856
Federal Home Loan Bank deposits	2	263
Money market accounts	10,102	4,853
	$34,208	$34,972

4.	CERTIFICATES OF DEPOSIT

Certificates of deposit held by the Bank amounted to $100 thousand, mature within one year and have a weighted average rate of 1.73% at December 31, 2019 and 2.48% at December 31, 2018.

5.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
December 31, 2019
Residential mortgage-backed securities:
Government National Mortgage Association	$2,770	$61	$(16)	$2,815
Government-sponsored enterprises	2,224	51	(9)	2,266
SBA and other asset-backed securities	4,082	112	(2)	4,192
State and municipal bonds	7,446	375	--	7,821
Government-sponsored enterprise obligations	4,000	--	(6)	3,994
Corporate bonds	8,597	139	(9)	8,727
	$29,119	$738	$(42)	$29,815

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
December 31, 2018
Residential mortgage-backed securities:
Government National Mortgage Association	$3,846	$44	$(43)	$3,847
Government-sponsored enterprises	11,382	29	(188)	11,223
SBA and other asset-backed securities	11,720	64	(157)	11,627
State and municipal bonds	12,908	111	(111)	12,908
Government-sponsored enterprise obligations	8,000	--	(187)	7,813
Corporate bonds	18,151	28	(322)	17,857
U.S. Treasury bonds	1,495	--	--	1,495
	$67,502	$276	$(1,008)	$66,770

For the year ended December 31, 2019, proceeds from sales of available-for-sale securities amounted to $28.4 million with gross realized gains of $145 thousand and gross realized losses of $137 thousand which are included in miscellaneous income. For the years ended December 31, 2018 there were no sales of securities.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2019 are as follows below. Expected maturities may differ from contractual maturities because the issuers, in certain instances, have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)

Within 1 year	$1,850	$1,850
After 1 year to 5 years	7,810	7,874
After 5 years to 10 years	8,029	8,352
After 10 years	2,354	2,466
	20,043	20,542
Mortgage- and asset-backed securities	9,076	9,273
	$29,119	$29,815

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Greater
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2019
Residential mortgage-backed securities:
Government National Mortgage Association	$--	$--	$(16)	$908
Government-sponsored enterprises	--	--	(9)	342
SBA and other asset-backed securities	--	--	(2)	290
Government-sponsored enterprise obligations	(6)	2,994	--	--
Corporate bonds	--	--	(9)	1,000
	$(6)	$2,994	$(36)	$2,540

December 31, 2018
Residential mortgage-backed securities:
Government National Mortgage Association	$--	$--	$(43)	$1,755
Government-sponsored enterprises	(1)	103	(187)	7,880
SBA and other asset-backed securities	--	--	(157)	5,455
State and municipal bonds	(2)	386	(109)	6,257
Government-sponsored enterprise obligations	--	--	(187)	7,813
Corporate bonds	(29)	5,705	(293)	11,124
	$(32)	$6,194	$(976)	$40,284

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluations. At December 31, 2019, various debt securities have unrealized losses with aggregate depreciation of 0.75% from their aggregate amortized cost basis. These unrealized losses relate principally to the effect of interest rate changes on the fair value of debt securities and not to an increase in credit risk of the issuers. As the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2019.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

6.	LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the balances of loans is as follows:

	December 31,
	2019	2018
	(In thousands)
Real estate loans:
Residential – fixed	$77,679	$64,218
Residential – variable	310,646	318,292
Commercial	181,928	148,006
Construction	138,007	106,723
	708,260	637,239

Commercial loans:
Secured	92,347	61,563
Unsecured	4,934	5,327
	97,281	66,890

Consumer loans:
Home equity lines of credit	36,693	39,486
Other	171	163
	36,864	39,649

Total loans	842,405	743,778
Net deferred originations costs	(292)	(8)
Total loans, net of deferred fees	842,113	743,770
Less:
Allowance for loan losses	(7,653)	(6,738)

Loans, net	$834,460	$737,032

The Company has transferred a portion of its originated residential and commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from the borrower’s lack of compliance with contractual terms of the loans. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2019 and 2018, the Company was servicing commercial real estate loans for participants aggregating $287 thousand and $5.3 million, respectively. At December 31, 2019 and 2018, the Company was servicing residential real estate loans for participants aggregating $8.1 million and $9.5 million, respectively.

Whole mortgage loans sold and serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $2.4 million and $2.7 million at December 31, 2019 and 2018, respectively.

The Company has pledged certain residential and commercial real estate loans to secure FHLB advances and available lines of credit. (See Notes 10 and 11.)

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

The following table summarizes the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2019 and 2018:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Year Ended December 31, 2019
Allowance at December 31, 2018	$2,216	$1,602	$1,462	$1,124	$257	$3	$74	$6,738
Provision (credit) for loan losses	(116)	24	361	740	(22)	1	(73)	915

Allowance at December 31, 2019	$2,100	$1,626	$1,823	$1,864	$235	$4	$1	$7,653

Year Ended December 31, 2018

Allowance at December 31, 2017	$1,722	$1,520	$1,661	$917	$237	$2	$94	$6,153
Provision (credit) for loan losses	494	82	(199)	207	20	1	(20)	585

Allowance at December 31, 2018	$2,216	$1,602	$1,462	$1,124	$257	$3	$74	$6,738

Further information pertaining to the allowance for loan losses and impaired loans at December 31, 2019 and 2018 is as follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
December 31, 2019
Allowance related to impaired loans	$--	$--	$--	$350	$--	$--	$--	$350
Allowance related to non-impaired loans	2,100	1,626	1,823	1,514	235	4	1	7,303

Total allowance	$2,100	$1,626	$1,823	$1,864	$235	$4	$1	$7,653

Impaired loan balances	$721	2,565	$--	$1,993	$500	$--	$--	$5,779
Non-impaired loan balances	387,604	179,363	138,007	95,288	36,193	171	--	836,626

Total loans	$388,325	$181,928	$138,007	$97,281	$36,693	$171	$--	$842,405

December 31, 2018

Allowance related to impaired loans	$--	$--	$--	$--	$--	$--	$--	$--
Allowance related to non-impaired loans	2,216	1,602	1,462	1,124	257	3	74	6,738

Total allowance	$2,216	$1,602	$1,462	$1,124	$257	$3	$74	$6,738

Impaired loan balances	$746	2,846	$--	$--	$--	$--	$--	$3,592
Non-impaired loan balances	381,764	145,160	106,723	66,890	39,486	163	--	740,186

Total loans	$382,510	$148,006	$106,723	$66,890	$39,486	$163	$--	$743,778

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

The following is a summary of past due and non-accrual loans at December 31, 2019 and 2018:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Non- accrual Loans
	(In thousands)
December 31, 2019

Residential real estate	$--	$--	$--	$--	$--	$562
Commercial real estate	--	--	548	548	--	548
Commercial loans	--	--	--	--	--	883
Home equity lines of credit	--	--	500	500	--	500

Total	$--	$--	$1,048	$1,048	$--	$2,493
December 31, 2018

Residential real estate	$1,551	$--	$--	$1,551	$--	$581
Commercial real estate	--	--	556	556	--	556

Total	$1,551	$--	$556	$2,107	$--	$1,137

The following is a summary of impaired loans at December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
		(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$721	$738	$--	$746	$764	$--
Commercial real estate	2,565	2,691	--	2,846	2,974	--
Commercial loans	1,110	1,110	--	--	--	--
Home equity lines of credit	500	500	--	--	--	--

Total	4,896	5,039	--	3,592	3,738	--

Impaired loans with a valuation allowance:
Commercial loans	883	883	350	--	--	--

Total impaired loans	$5,779	$5,922	$350	$3,592	$3,738	$--

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

Further information pertaining to impaired loans follows:

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
Residential real estate	$734	$34	$26	$819	$34	$28
Commercial real estate	2,704	107	11	2,920	89	36
Commercial loans	717	50	--	--	--	--
Home equity lines of credit	167	--	5	--	--	--

Total	$4,322	$191	$42	$3,739	$123	$64

One commercial loan relationship with a line of credit has $145 thousand availability at December 31, 2019.

TDRs, which are included in impaired loans, totaled $3.2 million at December 31, 2019 and $721 thousand at December 31, 2018. There was one TDR, totaling $548 thousand and $556 thousand, on non-accrual status at December 31, 2019 and 2018, respectively.

The following is a summary of troubled debt restructurings recorded for the year ended December 31, 2019:

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(In thousands)
Commercial real estate	3	$2,155	$2,155

During the year ended December 31, 2019, the Company recorded a TDR for one commercial loan relationship to provide working capital line of credit during the sale of the collateral property. The loan relationship subsequently paid off in 2020.

There were no TDRs recorded during the year ended December 31, 2018.

There were no TDRs that defaulted (90 days or more past due) during the years ended December 31, 2019 and 2018, and for which default was within one year of the restructure date.

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

Years Ended December 31, 2019 and 2018

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

The following table presents the Company’s loans by risk rating:

	December 31, 2019				December 31, 2018
	Commercial Real Estate	Construction	Commercial	Total	Commercial Real Estate	Construction	Commercial	Total
	(In thousands)
Loans rated 1-4	$178,488	$138,007	$95,287	$411,782	$144,243	$106,723	$65,245	$316,211
Loans rated 5	875	--	--	875	917	--	1,645	2,562
Loans rated 6	2,017	--	1,994	4,011	2,290	--	--	2,290
Loans rated 7	548	--	--	548	556	--	--	556

Total	$181,928	$138,007	$97,281	$417,216	$148,006	$106,723	$66,890	$321,619

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

7.             PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment is as follows:

			Estimated
	December 31,		Useful Lives In
	2019	2018	Years
	(In thousands)
Premises:
Land	$50	$50	--
Buildings	821	701	35-40
Leasehold improvements	3,695	3,924	5-15
Equipment	3,845	3,704	3-5
	8,411	8,379
Less accumulated depreciation and amortization	(4,903)	(4,455)
Premises and equipment, net	$3,508	$3,924

Total depreciation and amortization expense for the years ended December 31, 2019 and 2018 amounted to $829 thousand and $767 thousand, respectively.

8.	LEASES

Effective January 1, 2019, operating leases are included in operating lease right-of-use (“ROU”) asset and liabilities in our consolidated balance sheet. These operating leases provide the physical facilities for our sales and service locations, administration and operations offices, and ATMs.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities were recognized at the accounting adoption date based on the present value of lease payments over the remaining lease term. As our leases do not provide an implicit rate, we use the Federal Home Loan Bank borrowing rates that best align with the lease term in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease, which we include when it is reasonably certain that we will exercise that option. For operating leases, the lease expense is recognized on a straight-line basis over the lease term. The operating lease expense for the twelve months ended December 31, 2019 was $1.6 million.

The table below summarizes other information related to our operating leases as of December 31, 2019:

Cash flows from operating leases, in thousands, for the year 2019	$1,596
Weighted average remaining lease term, in years	5.2
Weighted average discount rate	3.13%

The ROU asset and liability at December 31, 2019 amounted to $6.5 million.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

The table below summarizes the maturity of the operating lease liabilities as of December 31, 2019:

(In thousands)
2020	$1,633
2021	1,483
2022	1,182
2023	1,101
2024	893
Thereafter	1,019
Total lease payments	7,311
Less imputed interest	(768)
Present value of lease liabilities	$6,543

The Bank is under agreement to take possession of an additional 4,431 square feet of office space in 2020 for a term of 74 months that will increase the Bank’s ROU assets by $1.3 million.

The leases contain options to extend for up to ten years. The cost of such options is not included above. Total rent expense amounted to $1.6 million and $1.4 million for the years ended December 31, 2019 and 2018, respectively.

9.             DEPOSITS

A summary of deposit balances, by type, is as follows:

	Years Ended December 31,
	2019	2018
	(In thousands)
Demand	$139,969	$116,926
NOW	38,876	36,944
Money market	278,953	203,578
Regular and other savings	77,979	82,218
Total non-certificate accounts	535,777	439,666

Term certificates of $250 thousand and greater	90,781	106,052
Term certificates less than $250 thousand	125,909	172,213
Total term certificates	216,690	278,265
Total deposits	$752,467	$717,931

Term certificates include brokered deposits amounting to $47.0 million and $82.5 million at December 31, 2019 and 2018, respectively.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

A summary of term certificates by maturity is as follows:

	December 31, 2019		December 31, 2018
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$169,600	2.18%	$228,449	2.01%
Over 1 year to 2 years	35,296	1.96	43,237	2.23
Over 2 years to 3 years	6,604	2.03	2,666	1.60
Over 3 years to 4 years	5,190	1.95	3,913	2.09
	$216,690	2.13%	$278,265	2.04%

10.        SHORT-TERM BORROWINGS AND AVAILABLE LINES OF CREDIT

At December 31, 2019 and 2018, short-term borrowings consisted entirely of fixed-rate advances from the FHLB with original maturities of less than one year. The weighted average interest rate on advances outstanding at December 31, 2019 and 2018 was 2.50% and 2.44%, respectively. All borrowings from the FHLB are secured by a blanket lien on qualified collateral. (See Notes 6 and 11.)

Borrowings available under an available FHLB variable-rate line of credit amounted to $1.3 million as of December 31, 2019 and 2018, respectively. No advances were outstanding under the line of credit at December 31, 2019 or 2018.

At December 31, 2019 and 2018, the Company has pledged commercial real estate loans of $21.8 million and $16.8 million, respectively, to access the Federal Reserve Bank discount window. At December 31, 2019 and 2018, the available line amounted to $9.2 million and $6.9 million, respectively. No advances were outstanding at December 31, 2019 or 2018.

The Company has $5.0 million of unsecured borrowing capacity with the Co-operative Central Bank, none of which was outstanding at December 31, 2019 and 2018. The Company also has a $5.0 million unsecured line of credit with a correspondent bank. No advances were outstanding at December 31, 2019 or 2018.

11.        LONG-TERM DEBT

Long-term debt, and related maturities, at December 31, 2019 and 2018 consists of fixed-rate FHLB advances, as follows:

		Amount		Weighted Average Rates
		2019	2018	2019	2018
		(In thousands)
2019		$--	$10,000	--%	1.60%
2020		47,000	20,000	2.29	2.03
2021		8,000	8,000	2.48	2.48
2022	*	961	1,320	1.84	1.84
2023	**	18,235	19,208	3.54	0.91

		$74,196	$58,528	2.50%	1.65%

*At December 31, 2019 and 2018, includes an amortizing advance totaling $960 thousand and $1.3 million, respectively, requiring monthly principal and interest of $32 thousand.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

** At December 31, 2019, includes an amortizing advance amounting to $3.2 million requiring monthly principal and interest of $88 thousand. At December 31, 2019, includes a $15 million advance callable in 2020.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property. (See Note 6.)

12.          SUBORDINATED DEBT

On December 17, 2015, the Company closed its private offering of $10.0 million, 6.00% fixed-to-floating rate Subordinated Notes due December 30, 2025 (the “Notes”). The Notes were offered to institutional accredited investors at par. The Company is using the proceeds for general corporate purposes. Interest on the Notes is payable semi-annually in arrears on June 30 and December 30 of each year. The Company recorded issuance costs of $266 thousand, which are being amortized over the period to maturity on an effective interest method. The carrying value, net of issuance costs, totaled $9.9 million at both December 31, 2019 and 2018.

These Notes bear a fixed rate of interest of 6.00% for the first five years at which time, and at any interest payment date thereafter, the Notes may be called at par at the Company’s option. Subsequent to the initial call date, the Notes bear a floating rate of interest that reprices and is payable quarterly at the 3-month LIBOR rate plus 435.5 basis points.

13.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2019	2018
	(In thousands)
Current tax provision:
Federal	$1,592	$1,669
State	784	762
	2,376	2,431
Deferred tax provision (benefit):
Federal	(186)	(170)
State	(88)	(85)
	(274)	(255)
Total tax provision	$2,102	$2,176

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2019	2018
	(In thousands)
Statutory tax rate	$1,701	$1,715
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	550	535
Income on bank-owned life insurance	(50)	(49)
Tax exempt bond income	(77)	(86)
Share-based compensation	(19)	(4)
Other, net	(3)	65
Effective tax	$2,102	$2,176

Effective tax rates	26.0%	26.6%

The tax effects of each item that gives rise to deferred tax assets (liabilities) are as follows:

	December 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$2,151	$1,894
Employee benefit plans	1,001	916
Partnerships and other investments	16	5
Net unrealized loss on securities available for sale	--	199
Other, net	35	17
	3,203	3,031
Deferred tax liabilities:
Depreciation and amortization	(299)	(198)
Net unrealized gain on securities available for sale	(166)	--
Mortgage servicing rights	(23)	(27)
Deferred loan fees	(2)	(2)
	(490)	(227)
Net deferred tax asset	$2,713	$2,804

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

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

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

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2016 through 2020. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2016 are open.

14.       DERIVATIVE INSTRUMENTS

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

Outstanding derivative loan commitments expose the Company to the potential for changes in the fair value of the underlying loans as interest rates change, along with the value of the loan commitment. If interest rates increase, the value of these loan commitments will decrease. Conversely, if interest rates decrease, the value of these loan commitments will increase. The notional amount of undesignated derivative loan commitments was $350 thousand at December 31, 2019. The fair value of these commitments was a liability of $1 thousand. There were no outstanding derivative loan commitments at December 31, 2018.

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

The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. The notional amount of undesignated forward loan sale commitments was $3.7 million at December 31, 2019. The fair value of these commitments was a liability of $4 thousand. There were no undesignated forward loan sale commitments at December 31, 2018

Interest Rate Swap Agreements

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

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

The notional amounts are amounts on which calculations, payments, and the value of the derivatives are based. Notional amounts do not represent direct credit exposures. The primary risk associated with these transactions is the ability of the counter parties to meet the terms of the contract. The fair value of the derivative instruments is reflected on the Company’s consolidated balance sheet as other assets and other liabilities as appropriate. At December 31, 2019, cash in the amount of $5.8 million is pledged as collateral by the Company to its third-party financial institution counter-party. Changes in fair values are recorded in miscellaneous income in the consolidated statements of income. There is no credit valuation adjustment at December 31, 2019 or 2018.

The table below presents the interest rate swaps outstanding at December 31, 2019 and 2018:

	With commercial		With third-party
	loan borrowers		financial institutions
	December 31,		December 31,
	2019	2018	2019	2018
	(dollars in thousands)
Notional amount	$71,941	$28,320	$71,941	$28,320
Receive (pay) fixed rate (weighted average)	4.43%	5.09%	(4.43)%	(5.09)%
Receive (pay) variable rate (weighted average)	(3.79)%	(5.06)%	3.79%	5.06%
Weighted average remaining years	11.0 years	12.8 years	11.0 years	12.8 years
Unrealized fair value gain (loss)	$3,472	$264	($3,472)	($264)

15.	OTHER COMMITMENTS AND CONTINGENCIES

Credit-related financial instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit which involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets. At December 31, 2019 and 2018, the following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2019	2018
	(In thousands)
Commitments to grant loans	$39,922	$9,417
Unadvanced funds on home equity lines of credit	41,837	41,769
Unadvanced funds on commercial lines of credit	36,736	32,511
Unadvanced funds on construction loans	71,468	65,542
Standby letters of credit	1,427	1,427
Overdraft lines of credit	473	486

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

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

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

16.	MINIMUM REGULATORY CAPITAL REQUIREMENTS

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

Federal banking regulations require a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6%, a minimum ratio of total capital to risk-weighted assets of 8% and a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets above adequately capitalized levels to avoid being subject to limitations on capital distributions and discretionary bonuses. Management believes that the Company’s capital levels will remain as “well-capitalized”, and above the buffer-enhanced levels.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

As of December 31, 2019, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Common Equity Tier 1 risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the recent notification that management believes have changed the Bank’s well capitalized designation. The Bank’s capital amounts and ratios as of December 31, 2019 and 2018 are presented in the following tables:

	Actual		Minimum to be Adequately Capitalized under Prompt Corrective Action Provisions		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2019

Total capital to risk-weighted assets	$87,146	11.6%	$60,027	8.0%	$75,034	10.0%

Common equity Tier 1 capital to risk-weighted assets	79,493	10.6	33,765	4.5	48,772	6.5

Tier 1 capital to risk-weighted assets	79,493	10.6	45,020	6.0	60,027	8.0

Tier 1 capital to average assets	79,493	8.4	38,014	4.0	47,517	5.0

December 31, 2018

Total capital to risk-weighted assets	$79,222	12.3%	$51,474	8.0%	$64,342	10.0%

Common equity Tier 1 capital to risk-weighted assets	72,484	11.3	28,954	4.5	41,822	6.5

Tier 1 capital to risk-weighted assets	72,484	11.3	38,605	6.0	51,474	8.0

Tier 1 capital to average assets	72,484	8.4	34,347	4.0	42,934	5.0

17.	EMPLOYEE BENEFIT PLANS

401(k) plan

The Company has a 401(k) plan which provides for voluntary contributions by participating employees subject to IRS limitations. In 2019 and 2018, the Company matched the employee’s voluntary contribution at a level of 100% of the employee’s contributions up to the first 7% of the employee’s compensation. Total plan expense for the years ended December 31, 2019 and 2018 amounted to $365 thousand and $338 thousand, respectively.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

Supplemental retirement agreement

The Company has entered into a supplemental retirement agreement with a current officer, which provides for payments upon attaining the retirement age specified in the agreement. The present value of these future payments is accrued over the remaining service term and at December 31, 2019 and 2018, amounted to $2.0 million and $1.6 million, respectively. Supplemental retirement benefits generally vest as they are accrued, however a termination of employment subsequent to a change in control of the Company will result in the vesting of all benefits that would have accrued to the officer’s normal retirement date. Total supplemental retirement expense for the years ended December 31, 2019 and 2018 amounted to $465 thousand and $242 thousand, respectively.

Endorsement split-dollar life insurance arrangements

The Company is the sole owner of life insurance policies pertaining to certain of the Company’s executives. The Company has entered into agreements with these executives whereby the Company has agreed to maintain a life insurance policy in effect during the executives’ retirement, which will pay to the executives’ estates or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies. Total split-dollar insurance expense totaled $2 thousand for the years ended December 31, 2019 and 2018, respectively.

Employee bonus program

The Company has established an employee bonus program whereby approximately 10% to 20% of the Company’s consolidated income, before income taxes and incentive compensation expense, is allocated for distribution to eligible employees. Total related bonus expense for the years ended December 31, 2019 and 2018 amounted to $1.5 million and $1.4 million, respectively.

Equity incentive plan

Under the Company’s 2016 Equity Incentive Plan, the Company may grant restricted stock awards to its employees and directors for up to 75,000 shares of its common stock. A restricted stock award (the “award”) is a grant of shares of Company common stock for no consideration, subject to a vesting schedule or the satisfaction of market conditions or performance criteria. Awarded shares are held in reserve for each grantee by the Company’s transfer agent, and will be issued from previously authorized but unissued shares upon vesting. The fair value of the stock awards, based on the market price at the grant date, will be recognized over the five-year vesting period. During 2019, the Board of Directors granted stock awards of 14,500 to certain directors and executive officers. The fair value of the stock awards, based on the market price of the stock on the grant dates, was recorded as unearned compensation, and is being amortized over the vesting period.

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

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

Stock Options

A summary of option activity under the 2012 Equity Incentive Plan for the year ended December 31, 2019 is presented below:

	Outstanding				Non-vested
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted Average Grant Date Fair Value
	(In thousands)		(In years)	(In thousands)	(In thousands)
Balance at January 1, 2019	193	$16.11			10	$4.13
Vested	--	--			(6)	4.33
Exercised	(66)	16.63			--	--
Forfeited	(3)	19.07			(3)	4.01

Balance at December 31, 2019	124	$16.09	3.24	$3,671	1	$4.13
Exercisable at December 31, 2019	123	$15.74	3.21	$3,630

For the years ended December 31, 2019 and 2018, share-based compensation expense applicable to the stock options was $18 thousand and $36 thousand, respectively. There was no recognized tax benefit related to this expense for the years ended December 31, 2019 and 2018, respectively.

Unrecognized compensation expense for non-vested stock options totaled $4 thousand as of December 31, 2019, which will be recognized over the remaining vesting period of 0.75 years.

Stock Awards

For the years ended December 31, 2019 and 2018, respectively, 14,500 and 3,000 restricted stock awards were granted with weighted average grant date fair values of $28.88 and $34.00.

The following table presents the activity in non-vested stock awards under the equity incentive plans for the year ended December 31, 2019:

	Number of Shares	Grant-date Fair Value
	(In thousands)
Non-vested stock awards at beginning of year	28	$23.97
Restricted shares granted	14	28.88
Shares vested	(8)	22.43
Shares forfeited	(6)	24.39

Non-vested stock awards at end of year	28	$23.97

For the year ended December 31, 2019 and 2018, compensation expense applicable to the stock awards was $326 thousand and $343 thousand, respectively, and the recognized tax benefit related to this expense was $92 thousand and $97 thousand, respectively. Unrecognized compensation expense for non-vested restricted stock totaled $544 thousand as of December 31, 2019, which will be recognized over the remaining weighted average vesting period of 2.17 years.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2019 and 2018

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

The Company granted a loan to the ESOP for the purchase of shares of the Company’s common stock on the closing date of the Company’s mutual-to- stock conversion in 2012. As of December 31, 2019, the ESOP holds 176,275 shares or 6.8% of the common stock outstanding on that date. The loan obtained by the ESOP from the Company to purchase common stock is payable annually over 15 years at the rate of 3.25% per annum. The loan can be prepaid without penalty. Loan payments are expected to be funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares will be distributed to participants and cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

At December 31, 2019, the remaining principal balance on the ESOP debt is payable as follows:

Year Ending December 31,	Amount
(In thousands)
2020	$131
2021	135
2022	140
2023	144
2024	149
Thereafter	312

$1,011

Shares held by the ESOP include the following:

	December 31,
	2019	2018
Allocated	86,407	75,193
Unallocated	89,868	102,706

	176,275	177,899

The fair value of unallocated shares was $4.1 million and $2.8 million at December 31, 2019 and 2018, respectively.

Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2019 and 2018 was $418 thousand and $406 thousand, respectively.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

18.	RELATED PARTY TRANSACTIONS

Information pertaining to loans to directors, executive officers and their affiliates (exclusive of loans to any such persons which in the aggregate do not exceed $60 thousand) is as follows:

	Years Ended December 31,
	2019	2018
	(In thousands)
Balance at beginning of year	$7,873	$3,460
Principal additions (1)	163	5,820
Principal reductions (2)	(1,103)	(1,407)
Balance at end of year	$6,933	$7,873

(1) In 2018, includes $5.7 million of loans associated with a newly appointed director during the year, which represent the outstanding loan balances at the effective date of appointment.

(2) Includes amounts associated with individuals no longer considered to be an insider as of December 31, 2019 and 2018.

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

Deposits from related parties held by the Bank amounted to $4.6 million and $7.8 million at December 31, 2019 and 2018, respectively.

19.	RESTRICTIONS ON BANK DIVIDENDS, LOANS AND ADVANCES

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends, which may be paid in any calendar year, cannot exceed the Bank’s net income for the current year, plus the Bank’s net income retained for the previous two years, without regulatory approval. Loans or advances are limited to 10% of the Bank’s capital stock and surplus on a secured basis.

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

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

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

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and 2018 are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
December 31, 2019

Assets
Securities available for sale	$--	$28,293	$1,522	$29,815
Interest rate swap agreements	--	3,472	--	3,472
	$--	$31,765	$1,522	$33,287

Liabilites
Derivative loan commitments	$--	$--	$1	$1
Forward loan sale commitments	--	--	4	4
Interest rate swap agreements	--	3,472	--	3,472
	$--	$3,472	$5	$3,477

December 31, 2018
Assets
Securities available for sale	$--	$65,261	$1,509	$66,770
Interest rate swap agreements	--	264	--	264
	$--	$65,525	$1,509	$67,034

Liabilites
Interest rate swap agreements	$--	$264	$--	$264

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

	December 31, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Loans held for sale	$--	$--	$3,354	$--	$--	$--

There are no liabilities at December 31, 2019 and 2018 measured at fair value on a non-recurring basis.

Wellesley Bancorp, Inc. and Subsidiary

Years Ended December 31, 2019 and 2018

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

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2019
Financial assets:
Cash and cash equivalents	$42,094	$42,094	$--	$--	$42,094
Certificates of deposit	100	100	--	--	100
Securities available for sale	29,815	--	28,293	1,522	29,815
FHLB stock	4,906	--	--	4,906	4,906
Loans held for sale	3,354	--	--	3,354	3,354
Loans, net	834,460	--	--	839,084	839,084
Accrued interest receivable	2,525	--	--	2,525	2,525
Interest rate swap agreements	3,472	--	3,472	--	3,472

Financial liabilities:
Deposits	$752,467	$--	$--	$752,699	$752,699
Short-term borrowings	20,000	--	20,000	--	20,000
Long-term debt	74,196	--	75,256	--	75,256
Subordinated debt	9,861	--	--	9,788	9,788
Accrued interest payable	692	--	--	692	692
Interest rate swap agreements	3,472	--	3,472	--	3,472
Derivative loan commitments	1	--	--	1	1
Forward loan sale commitments	4	--	--	4	4

December 31, 2018
Financial assets:
Cash and cash equivalents	$42,650	$42,650	$--	$--	$42,650
Certificates of deposit	100	100	--	--	100
Securities available for sale	66,770	--	65,261	1,509	66,770
FHLB stock	4,747	--	--	4,747	4,747
Loans, net	737,032	--	--	732,427	732,427
Accrued interest receivable	2,288	--	--	2,288	2,288
Interest rate swap agreements	264	--	264	--	264

Financial liabilities:
Deposits	$717,931	$--	$--	$716,685	$716,685
Short-term borrowings	15,000	--	15,000	--	15,000
Long-term debt	58,528	--	58,192	--	58,192
Subordinated debt	9,832	--	--	9,691	9,691
Accrued interest payable	487	--	--	487	487
Interest rate swap agreements	264	--	264	--	264