Form 10-Q
period 2020-03-31
Wellesley Bancorp, Inc.
filed 2020-05-08
CIK 1526952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, there were 2,625,899 shares of the registrant’s common stock outstanding.

WELLESLEY BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Assets

Cash and due from banks	$20,595	$7,886
Short-term investments	14,331	34,208
Total cash and cash equivalents	34,926	42,094

Certificates of deposit	100	100
Securities available for sale, at fair value	24,369	29,815
Federal Home Loan Bank of Boston stock, at cost	6,202	4,906
Loans held for sale	2,089	3,354

Loans	863,735	842,113
Less allowance for loan losses	(8,208)	(7,653)
Loans, net	855,527	834,460

Bank-owned life insurance	8,063	8,005
Operating lease,right-of-use asset	7,489	6,473
Premises and equipment, net	3,228	3,508
Accrued interest receivable	2,595	2,525
Net deferred tax asset	2,911	2,713
Other assets	13,416	7,265

Total assets	$960,915	$945,218

Liabilities and Stockholders’ Equity

Deposits:
Non-interest-bearing	$152,887	$139,969
Interest-bearing	582,139	612,498
Total deposits	735,026	752,467
Short-term borrowings	45,000	20,000
Long-term borrowings	72,859	74,196
Subordinated debt	9,868	9,861
Lease liability	7,578	6,543
Accrued expenses and other liabilities	15,278	8,700
Total liabilities	885,609	871,767

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	--	--
Common stock, $0.01 par value; 14,000,000 shares authorized, 2,608,872 and 2,599,105 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	26	26
Additional paid-in capital	28,447	28,169
Retained earnings	47,011	45,625
Accumulated other comprehensive income (loss)	492	530
Unearned compensation – ESOP	(867)	(899)
Total stockholders' equity	75,109	73,451

Total liabilities and stockholders' equity	$960,915	$945,218

See accompanying notes to consolidated financial statements.

1

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans and loans held for sale	$9,703	$8,727
Debt securities:
Taxable	162	378
Tax-exempt	55	82
Short-term investments and certificates of deposit	107	164
FHLB stock	74	79
Total interest and dividend income	10,101	9,430
Interest expense:
Deposits	2,053	2,489
Short-term borrowings	171	110
Long-term debt	480	243
Subordinated debt	157	157
Total interest expense	2,861	2,999

Net interest income	7,240	6,431
Provision for loan losses	555	240
Net interest income, after provision for loan losses	6,685	6,191

Non-interest income:
Customer service fees	54	39
Mortgage banking activities	7	28
Income on bank-owned life insurance	58	58
Wealth management fees	365	434
Miscellaneous	572	123
Total non-interest income	1,056	682

Non-interest expense:
Salaries and employee benefits	3,196	3,040
Occupancy and equipment	915	804
Data processing	302	297
FDIC insurance	180	135
Professional fees	498	190
Other general and administrative	472	629
Total non-interest expense	5,563	5,095

Income before income taxes	2,178	1,778
Provision for income taxes	637	476

Net income	1,541	1,302

Other comprehensive income:
Net unrealized holding (loss) gain on available-for-sale securities	(52)	858
Income tax benefit (expense)	14	(215)

Total other comprehensive (loss) gain income	(38)	643

Comprehensive income	$1,503	$1,945
Earnings per common share:
Basic	$0.61	$0.54
Diluted	$0.60	$0.52
Weighted average shares outstanding:
Basic	2,510,907	2,431,324
Diluted	2,587,643	2,523,907

See accompanying notes to consolidated financial statements.

2

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2020 and 2019

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Unearned Compensation-	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Equity
	(Dollars in thousands)
Balance at December 31, 2018	2,525,611	$25	$26,462	$40,203	$(533)	$(1,027)	$65,130

Comprehensive income	--	--	--	1,302	643	--	1,945
Restricted stock awards grant	11,500	--	--	--	--	--	--
Stock options exercised	2,553	--	48	--	--	--	48
Restricted stock forfeitures	(2,000)	--	--	--	--	--	--
Dividends paid to common stockholders ($0.055 per share)	--	--	--	(140)	--	--	(140)
Share-based compensation- equity incentive plan	--	--	102	--	--	--	102
ESOP shares committed to be allocated (3,209)	---	--	64	--	--	32	96

Balance at March 31, 2019	2,537,664	$25	$26,676	$41,365	$110	$(995)	$67,181

Balance at December 31, 2019	2,599,105	26	$28,169	$45,625	$530	$(899)	$73,451

Comprehensive income	--	--	--	1,541	(38)	--	1,503
Stock options exercised	10,527	--	162	--	--	--	162
Common stock repurchased for restricted stock awards	(760)	--	(34)	--	--	--	(34)
Dividends paid to common stockholders ($0.06 per share)	--	--	--	(155)	--	--	(155)
Share-based compensation- equity incentive plan	--	--	61	--	--	--	61
ESOP shares committed to be allocated (3,209)	---	--	89	--	--	32	121

Balance at March 31, 2020	2,608,872	$26	$28,447	$47,011	$492	$(867)	$75,109

See accompanying notes to consolidated financial statements.

3

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$1,541	$1,302
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	555	240
Depreciation and amortization	211	187
Net amortization of securities	15	42
Gains on sales of securities, net	--	--
Principal balance of loans sold	6,129	1,228
Loans originated for sale	(4,864)	(1,228)
Accretion of net deferred loan fees	(162)	(142)
Amortization of subordinated debt issuance costs	7	8
Income on bank-owned life insurance	(58)	(58)
Deferred income tax provision	(111)	96
ESOP expense	121	96
Share-based compensation	61	102
Net change in other assets and liabilities	579	(1,524)
Net cash provided by operating activities	4,024	349

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	5,379	3,563
Purchase (redemption) of Federal Home Loan Bank stock	(1,296)	905
Net loan originations	(21,460)	(41,599)
Additions to premises and equipment	(10)	(116)
Net cash used by investing activities	(17,387)	(37,247)

Cash flows from financing activities:
Net increase (decrease) in deposits	(17,441)	32,992
Proceeds from issuance of long-term debt	7,000	3,000
Repayments of long-term debt	(8,337)	(8,331)
Increase in short-term borrowings	25,000	3,000
Stock options exercised	162	48
Common stock repurchased	(34)	--
Cash dividends paid on common stock	(155)	(140)
Net cash provided by financing activities	6,195	30,569

Net change in cash and cash equivalents	(7,168)	(6,329)
Cash and cash equivalents at beginning period	42,094	42,650
Cash and cash equivalents at end of period	$34,926	$36,321

Supplementary information:
Interest paid	$2,486	$2,718
Income taxes paid	--	330

See accompanying notes to consolidated financial statements.

4

WELLESLEY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND CONSOLIDATION

On December 5, 2019, Cambridge Bancorp (“Cambridge”) and Wellesley Bancorp, Inc. (the “Company”) issued a joint press release announcing that Cambridge and the Company have entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company will merge with and into Cambridge, with Cambridge as the surviving entity (the “Merger”).  Under the terms of the Merger Agreement, which has been approved by the boards of directors and stockholders of both companies, stockholders of the Company will receive 0.580 shares of Cambridge common stock for each share of Wellesley common stock.  The transaction is subject to customary closing conditions and is expected to close during the second quarter of 2020.

The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Wellesley Bank (the “Bank”), the principal operating entity, and its wholly-owned subsidiaries: Wellesley Securities Corporation, which engages in the business of buying, selling and dealing in securities exclusively on its own behalf; Wellesley Investment Partners, LLC, formed to provide investment management services for individuals, not-for-profit entities and businesses; and Central Linden, LLC, to hold, manage and sell foreclosed real estate. All significant intercompany balances and transactions have been eliminated in consolidation. Assets under management at Wellesley Investment Partners, LLC are not included in these consolidated financial statements because they are not assets of the Company. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2019 Annual Report on Form 10-K. The results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any other period.

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

General component

The general component is based on the following loan segments: residential real estate, commercial real estate, construction, commercial, home equity lines of credit and other consumer. Management considers a rolling average of historical losses for each segment based on a time frame appropriate to capture relevant loss data for each loan segment, generally three and 10 years. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume, concentrations and terms of loans; level of collateral protection; effects of changes in risk selection and underwriting standards; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no significant changes to the Company’s policies or methodology pertaining to the general component of the allowance during 2020 or 2019.

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

The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

	March 31,	December 31,
	2020	2019
	(In thousands)
Unrealized holding gains (losses) on securities available for sale	$644	$696
Tax effect	(152)	(166)
Net-of tax amount	$492	$530

NOTE 4 – RECENT ACCOUNTING AND REGULATORY PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure expected credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Entities will now use forward-looking information to better form their credit loss estimates. Credit losses on available-for-sale debt securities should be measured in a manner similar to current GAAP; however, recognized credit losses will be presented as an allowance rather than as a write-down. This ASU was scheduled to be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. However, the FASB recently voted to propose delaying the standard by three years for smaller reporting companies, which included Wellesley Bank. The Board of Directors voted to delay implementation of the standard.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
March 31, 2020
Residential mortgage-backed securities:
Government National Mortgage Association	$2,694	$88	$(44)	$2,738
Government-sponsored enterprises	1,181	20	(4)	1,197
SBA and other asset-backed securities	3,805	138	(25)	3,918
State and municipal bonds	7,433	355	--	7,788
Government-sponsored enterprise obligations	1,864	40	--	1,904
Corporate bonds	6,748	113	(37)	6,824

	$23,725	$754	$(110)	$24,369

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
December 31, 2019
Residential mortgage-backed securities:
Government National Mortgage Association	$2,770	$61	$(16)	$2,815
Government-sponsored enterprises	2,224	51	(9)	2,266
SBA and other asset-backed securities	4,082	112	(2)	4,192
State and municipal bonds	7,446	375	--	7,821
Government-sponsored enterprise obligations	4,000	--	(6)	3,994
Corporate bonds	8,597	139	(9)	8,727

	$29,119	$738	$(42)	$29,815

There were no sales of available-for-sale securities for the three months ended March 31, 2020 and 2019.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2020 are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$--	$--
After 1 year to 5 years	6,654	6,723
After 5 years to 10 years	7,019	7,316
After 10 years	2,372	2,477
	16,045	16,516
Mortgage- and asset-backed securities	7,680	7,853

	$23,725	$24,369

Expected maturities may differ from contractual maturities because the issuer, in certain instances, has the right to call or prepay obligations with or without call or prepayment penalties.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2020
Residential mortgage-backed securities:
Government National Mortgage Association	$--	$--	$(44)	$876
Government-sponsored enterprises	(4)	359	--	--
SBA and other asset-backed securities	(5)	856	(20)	259
Corporate bonds	(3)	997	(34)	974

	$(12)	$2,212	$(98)	$2,109

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2019
Residential mortgage-backed securities:
Government National Mortgage Association	$--	$--	$(16)	$908
Government-sponsored enterprises	--	--	(9)	342
SBA and other asset-backed securities	--	--	(2)	290
Government-sponsored enterprise obligations	(6)	2,994	--	--
Corporate bonds	--	--	(9)	1,000

	$(6)	$2,994	$(36)	$2,540

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluations. At March 31, 2020, various debt securities have unrealized losses with aggregate depreciation of 2.5% from their aggregate amortized cost basis. These unrealized losses relate principally to the effect of interest rate changes on the fair value of debt securities and not an increase in credit risk of the issuers. As the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2020.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the ending balances of loans is as follows:

	March 31,	December 31,
	2020	2019
	(In thousands)
Real estate loans:
Residential – fixed	$89,954	$77,679
Residential – variable	311,826	310,646
Commercial	180,393	181,928
Construction	139,265	138,007
	721,438	708,260

Commercial loans:
Secured	100,276	92,347
Unsecured	4,818	4,934
	105,094	97,281

Consumer loans:
Home equity lines of credit	37,456	36,693
Other	126	171
	37,582	36,864

Total loans	864,114	842,405
Net deferred originations costs	(379)	(292)
Total loans, net of deferred fees	863,735	842,113

Less:
Allowance for loan losses	(8,208)	(7,653)

Loans, net	$855,527	$834,460

The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2020 and 2019:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Three Months Ended March 31, 2020

Allowance at December 31, 2019	$2,100	$1,626	$1,823	$1,864	$235	$4	$1	$7,653

Provision (credit) for loan losses	239	162	266	(147)	27	(1)	9	555

Allowance at March 31, 2020	$2,339	$1,788	$2,089	$1,717	$262	$3	$10	$8,208

Three Months Ended March 31, 2019

Allowance at December 31, 2018	$2,216	1,602	$1,462	$1,124	$257	$3	$74	$6,738

Provision (credit) for loan losses	(14)	(241)	347	157	5	--	(14)	240

Allowance at March 31, 2019	$2,202	$1,361	$1,809	$1,281	$262	$3	$60	$6,978

Further information pertaining to the allowance for loan losses is as follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
March 31, 2020

Allowance related to impaired loans	$--	$--	$--	$--	$--	$--	$--	$--
Allowance related to non-impaired loans	2,339	1,788	2,089	1,717	262	3	10	8,208

Total allowance	$2,339	$1,788	$2,089	$1,717	$262	$3	$10	$8,208

Impaired loan balances	$715	$548	$--	$553	$500	$--	$--	$2,316
Non-impaired loan balances	401,065	179,845	139,265	104,541	36,956	126	--	861,798

Total loans	$401,780	$180,393	$139,265	$105,094	$37,456	$126	$--	$864,114

December 31, 2019

Allowance related to impaired loans	$--	$--	$--	$350	$--	$--	$--	$350
Allowance related to non-impaired loans	2,100	1,626	1,823	1,514	235	4	1	7,303

Total allowance	$2,100	$1,626	$1,823	$1,864	$235	$4	$1	$7,653

Impaired loan balances	$721	2,565	$--	$1,993	$500	$--	$--	$5,779
Non-impaired loan balances	387,604	179,363	138,007	95,288	36,193	171	--	836,626

Total loans	$388,325	$181,928	$138,007	$97,281	$36,693	$171	$--	$842,405

The following is a summary of past due and non-accrual loans at March 31, 2020 and December 31, 2019:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Non-accrual Loans
	(In thousands)
March 31, 2020

Residential real estate	$532	$--	$--	$532	$--	$558
Commercial real estate	3,434	--	548	3,982	--	548
Home equity lines of credit	118	--	500	618	--	500

Total	$4,084	$--	$1,048	$5,132	$--	$1,606

December 31, 2019

Residential real estate	$--	$--	$--	$--	$--	$562
Commercial real estate	--	--	548	548	--	548
Commercial loans	--	--	--	--	--	883
Home equity lines of credit	--	--	500	500	--	500

Total	$--	$--	$1,048	$1,048	$--	$2,493

The following is a summary of impaired loans:

	March 31, 2020			December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
		(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$715	$732	$--	$721	$738	$--
Commercial real estate	548	674	--	2,565	2,691	--
Commercial loans	553	553	--	1,110	1,110	--
Home equity lines of credit	500	500	--	500	500	--

Total	2,316	2,459	--	4,896	5,039	--

Impaired loans with a valuation allowance:
Commercial loans	--	--	--	883	883	350

Total impaired loans	$2,316	$2,459	$--	$5,779	$5,922	$350

Further information pertaining to impaired loans follows:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
Residential real estate	$718	$9	$6	$744	$6	$4
Commercial real estate	1,053	8	--	2,809	33	8
Commercial loans	1,386	27	15	--	--	--
Home equity lines of credit	500	--	--	--	--	--

Total	$3,657	$44	$21	$3,553	$39	$12

There were no new troubled debt restructurings recorded during the three months ended March 31, 2020 and 2019.

There were no TDRs that defaulted, generally considered 90 days past due or longer, during the three months ended March 31, 2020 and 2019, and for which default was within one year of the restructure date. TDRs did not have a material impact on the allowance for loan losses for the three months ended March 31, 2020 and 2019.

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

The following table presents the Company’s loans by risk rating:

	March 31, 2020				December 31, 2019
	Commercial Real Estate	Construction	Commercial	Total	Commercial Real Estate	Construction	Commercial	Total
	(In thousands)
Loans rated 1-4	$178,979	$139,265	$104,541	$422,785	$178,488	$138,007	$95,287	$411,782
Loans rated 5	866	--	--	866	875	--	--	875
Loans rated 6	--	--	553	553	2,017	--	1,994	4,011
Loans rated 7	548	--	--	548	548	--	--	548

Total	$180,393	$139,265	$105,094	$424,752	$181,928	$138,007	$97,281	$417,216

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

Outstanding derivative loan commitments expose the Company to the potential for changes in the fair value of the underlying loans as interest rates change, along with the value of the loan commitment. If interest rates increase, the value of these loan commitments will decrease. Conversely, if interest rates decrease, the value of these loan commitments will increase. The notional amount of undesignated derivative loan commitments was $320 thousand at March 31, 2020. The fair value of these commitments was a liability of $9 thousand. The notional amount of undesignated derivative loan commitments was $350 thousand at December 31, 2019. The fair value of these commitments was a liability of $1 thousand at December 31, 2019.

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

The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. The notional amount of undesignated forward loan sale commitments was $2.5 million at March 31, 2020. The fair value of these commitments was an asset of $34 thousand at March 31, 2020. . The notional amount of undesignated forward loan sale commitments was $3.7 million at December 31, 2019. The fair value of these commitments was a liability of $4 thousand at December 31, 2019.

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

The notional amounts are amounts on which calculations, payments, and the value of the derivatives are based. Notional amounts do not represent direct credit exposures. The primary risk associated with these transactions is the ability of the counterparties to meet the terms of the contract. The fair value of the derivative instruments is reflected on the Company’s consolidated balance sheet as other assets and other liabilities as appropriate. At March 31, 2020, cash in the amount of $11.7 million is pledged as collateral by the Company to its third-party financial institution counterparty. Changes in fair values are recorded in miscellaneous income in the consolidated statements of comprehensive income. There is no credit valuation adjustment at March 31, 2020.

A summary of the interest rate swaps is as follows:

	With commercial		With third-party
	loan borrowers		financial institutions
	March 31,	December 31,	March 31,	December 31,
	2020	2019	2020	2019
	(dollars in thousands)
Notional amount	$88,152	$71,941	$88,152	$71,941
Receive (pay) fixed rate weighted average	4.25%	4.43%	(4.25%)	(4.43%)
Receive (pay) variable rate weighted average	(3.01%)	(3.79%)	3.01%	3.79%
Weighted average remaining years	12.6 years	11.0 years	12.6 years	11.0 years
Unrealized fair value gain (loss)	$10,181	$3,472	$(10,181)	$(3,472)

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

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 are summarized below.

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
March 31, 2020

Assets
Securities available for sale	$--	$22,841	$1,528	$24,369
Interest rate swap agreements	--	10,181	--	10,181
Forward loan sale commitments	--	--	34	34
	$--	$33,022	$1,562	$34,584

Liabilities
Interest rate swap agreements	$--	$10,181	$--	$10,181
Derivative loan commitments	--	--	9	9
	$--	$10,181	$9	$10,190

December 31, 2019

Assets
Securities available for sale	$--	$28,293	$1,522	$29,815
Interest rate swap agreements	--	3,472	--	3,472
	$--	$31,765	$1,522	$33,287

Liabilities
Derivative loan commitments	$--	$--	$1	$1
Forward loan sale commitments	--	--	4	4
Interest rate swap agreements	--	3,472	--	3,472
	$--	$3,472	$5	$3,477

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

	March 31, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Loans held for sale	$--	$--	$2,089	$--	$--	$3,354

There were no liabilities measured at fair value on a non-recurring basis at March 31, 2020 and December 31, 2019.

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

	Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2020

Financial assets:
Cash and cash equivalents	$34,926	$34,926	$--	$--	$34,926
Certificates of deposit	100	100	--	--	100
Securities available for sale	24,369	--	22,841	1,528	24,369
FHLB stock	6,202	--	--	6,202	6,202
Loans held for sale	2,089	--	--	2,089	2,089
Loans, net	855,527	--	--	857,026	857,026
Accrued interest receivable	2,595	--	--	2,595	2,595
Interest rate swap agreements	10,181	--	10,181	--	10,181
Forward loan sale commitments	34	--	--	34	34

Financial liabilities:
Deposits	$735,026	$--	$--	$736,809	$736,809
Short-term borrowings	45,000	--	45,000	--	45,000
Long-term debt	72,859	--	74,716	--	74,716
Subordinated debt	9,868	--	--	9,812	9,812
Accrued interest payable	506	--	--	506	506
Interest rate swap agreements	10,181	--	10,181	--	10,181
Derivative loan commitments	9	--	--	9	9

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2019

Financial assets:
Cash and cash equivalents	$42,094	$42,094	$--	$--	$42,094
Certificates of deposit	100	100	--	--	100
Securities available for sale	29,815	--	28,293	1,522	29,815
FHLB stock	4,906	--	--	4,906	4,906
Loans held for sale	3,354	--	--	3,354	3,354
Loans, net	834,460	--	--	839,084	839,084
Accrued interest receivable	2,525	--	--	2,525	2,525
Interest rate swap agreements	3,472	--	3,472	--	3,472

Financial liabilities:
Deposits	$752,467	$--	$--	$752,699	$752,699
Short-term borrowings	20,000	--	20,000	--	20,000
Long-term debt	74,196	--	75,256	--	75,256
Subordinated debt	9,861	--	--	9,788	9,788
Interest rate swap agreements	3,472	--	3,472	--	3,472
Accrued interest payable	692	--	--	692	692
Derivative loan commitments	1	--	--	1	1
Forward loan sale commitments	4	--	--	4	4

NOTE 9 – EMPLOYEE STOCK OWNERSHIP PLAN

The Bank maintains an Employee Stock Ownership Plan (the “ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.

The Company granted a loan to the ESOP to purchase shares of the Company’s common stock on the closing date of the Company’s mutual-to-stock conversion in 2012. As of March 31, 2020, the ESOP held 174,852 shares or 6.7% of the common stock outstanding on that date. The loan is payable annually over 15 years at the rate of 3.25% per annum. The loan can be prepaid without penalty. Loan payments are expected to be funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are reinvested into shares to participants and cash dividends paid on unallocated shares will be used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

Shares held by the ESOP at March 31, 2020 include the following:

Allocated	84,984
Committed to be allocated	3,209
Unallocated	86,659

174,852

The fair value of unallocated shares was $2.4 million at March 31, 2020.

Total compensation expense recognized in connection with the ESOP for the three months ended March 31, 2020 and 2019 was $121 thousand and $96 thousand, respectively.

NOTE 10 – EQUITY INCENTIVE PLANS

Under the Company’s 2016 Equity Incentive Plan, the Company may grant restricted stock awards to its employees and directors for up to 75,000 shares of its common stock. A restricted stock award (the “award”) is a grant of shares of Company common stock for no consideration, subject to a vesting schedule or the satisfaction of market conditions or performance criteria. Awarded shares are held in reserve for each grantee by the Company’s transfer agent, and will be issued from previously authorized but unissued shares upon vesting. The fair value of the stock awards, based on the market price at the grant date, will be recognized over the five-year vesting period. At March 31, 2020, there remain 20,550 shares available to award under the Plan.

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

Stock Options

A summary of option activity under the 2012 Equity Incentive Plan for the three months ended March 31, 2020 is presented below:

	Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balance at January 1, 2020	124	$16.09
Exercised	(10)	15.35

Balance at March 31, 2020	114	$15.82	2.77	$1,324
Exercisable at March 31, 2020	112	$15.78	2.73	$1,337

	Non-vested
	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Balance at January 1, 2020	1	$19.14

Balance at March 31, 2020	1	$19.14

For the three months ended March 31, 2020 and 2019, compensation expense applicable to the stock options was $1 thousand and $7 thousand, respectively. There was no recognized tax benefit related to this expense for the period ended March 31, 2020 and March 31, 2019, respectively.

Unrecognized compensation expense for non-vested stock options totaled $3 thousand as of March 31, 2020, which will be recognized over the remaining weighted average vesting period of 0.5 years.

Stock Awards

There were no restricted stock awards granted for the three months ended March 31, 2020.

The following table presents the activity in non-vested stock awards under the equity incentive plans for the three months ended March 31, 2020:

	Number of Shares	Grant-date Fair Value
	(In thousands)
Balance at January 1, 2020	28	$23.97
Restricted shares vested	(6)	28.25

Balance at March 31, 2020	22	$26.48

For the three months ended March 31, 2019, there were 11,500 restricted stock awards granted with a weighted average grant date fair value of $28.25

For the three months ended March 31, 2020 and 2019, compensation expense applicable to the stock awards was $60 thousand and $95 thousand, respectively, and the recognized tax benefit related to this expense was $17 thousand and $27 thousand, respectively.

Unrecognized compensation expense for non-vested restricted stock totaled $484 thousand as of March 31, 2020, which will be recognized over the remaining weighted average vesting period of 2.24 years.

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

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net income applicable to common stock	$1,541	$1,302

Average number of common shares issued	2,599	2,532
Less: Average unallocated ESOP shares	(88)	(101)

Average number of common shares outstanding used to calculate basic earnings per common share	2,511	2,431
Effect of dilutive stock options	77	93

Average number of common shares outstanding used to calculate diluted earnings per share	2,588	2,524
Earnings per common share:
Basic	$0.61	$0.54
Diluted	$0.60	$0.52

There were no anti-dilutive options that would have been excluded from the computations of diluted earnings per share for the three months ended March 31, 2020 and 2019. Anti-dilutive shares are common stock equivalents with exercise prices in excess of the strike price of the Company’s stock for the periods presented.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities were recognized at the accounting adoption date based on the present value of lease payments over the remaining lease term. As the Company’s leases do not provide an implicit rate, the Company used the Federal Home Loan Bank borrowing rates that best align with the lease term in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease, which we include when it is reasonably certain that we will exercise that option. For operating leases, the lease expense is recognized on a straight-line basis over the lease term. The operating lease expense for the three months ended March 31, 2020 was $464 thousand.

The table below summarizes other information related to our operating leases as of March 31, 2020:

Cash flows from operating leases, in thousands, year to date 2020	$459
Weighted average remaining lease term, in years	5.2
Weighted average discount rate	3.13%

The table below summarizes the maturity of the operating lease liabilities as of March 31, 2020:

(In thousands)
2020	$1,400
2021	1,714
2022	1,417
2023	1,340
2024	1,136
Thereafter	1,309
Total lease payments	8,316
Less imputed interest	(738)
Present value of lease liabilities	$7,578

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Safe Harbor Statement for Forward-Looking Statements

This report contains certain forward-looking statements about the Company and the Bank. The words or phrases "will likely result," "are expected to," "will continue," "intends," "believes," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, changes in legislation or accounting policies, fluctuations in interest rates, demand for loans in the Company's market area, competition and information provided by third-party vendors. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain.

Factors that could affect actual results include, but are not limited to, our ability to complete our previously announced business combination with Cambridge Bancorp, interest rate trends, the general economic climate in our market area, as well as nationwide, the COVID-19 (coronavirus) pandemic or the outbreak of other highly infectious or contagious diseases, our ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation and tax laws. Further, statements about the potential effects of the COVID-19 pandemic on our business and financial results and condition may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on our customers, third parties and us. Additional factors that may affect our results that could cause actual results to differ materially from historical results and those presently anticipated or projected are discussed in the Company’s 2019 Annual Report on Form 10-K under the section titled “Item 1A.–Risk Factors.”

Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

COVID-19. In response to the rapidly evolving COVID-19 pandemic, the Company focused first on the well-being of its people, customers and communities. Preventative health measures were put in place including work from home for all employees able to do so, social distancing precautions for all employees in the office and customers visiting branches, and preventative cleaning at offices and branches. The Company also focused on business continuity measures, including monitoring potential business interruptions, making improvements to our remote working technology, and conducting regular discussions with our technology vendors.

The Company has also taken measures to both support customers affected by the pandemic and to maintain strong asset quality, including the following: helping business customers through the Small Business Administration’s Paycheck Protection Program (the “PPP”); offering flexible repayment options for consumer and business clients through a streamlined loan modification process, when appropriate; maintaining prudent underwriting standards; and, monitoring portfolio risk and related mitigation strategies.

The Company is participating in the PPP, which provides forgivable loans to small businesses to enable them to maintain payroll, rehire employees who have been laid-off, and cover applicable overhead. After the PPP was announced, the Company mobilized resources to maximize the ability of clients to access this program. As of April 30, 2020, the Company had processed and approved 164 loans under the PPP for a total of $35.0 million.

As a further relief to qualified commercial and residential mortgage and consumer loan clients, the Company has developed guidelines to provide for forbearance of certain loan payments for up to 90 days. As of April 30, 2020, the Company had granted approvals for payment deferrals on seven commercial loans with an aggregate balance of $3.0 million, and five residential mortgage loans with an aggregate balance of $3.5 million.

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

General. Total assets increased $15.7 million, or 1.7%, from $945.2 million at December 31, 2019 to $960.9 million at March 31, 2020. Total asset growth was primarily related to an increase in the net loan portfolio of $21.1 million or 2.5%, along with the quarterly mark-to-market increase of $6.7 million on client swaps, partially offset by a reduction in short-term investments and cash of $7.2 million and investments of $5.4 million.

Loans. The net loan portfolio increased $21.1 million. We have had continued success growing our commercial loan portfolio. Commercial and industrial loans increased $7.8 million, or 12.2%, to $105.1 million. Construction loans increased $1.3 million to $139.3 million. Commercial real estate loans decreased $1.5 million to $180.4 million. Residential real estate loans increased $13.5 million, or 3.5%, to $401.8 million, compared to $388.3 million at December 31, 2019.

At March 31, 2020, past due loans totaled $5.1 million as compared to $1.0 million at December 31, 2019. The increase is exclusively due to borrowers who have recently become 30-59 days past due. All delinquent loans are secured by real estate collateral with values exceeding outstanding loan principal. As of April 15, 2020, $2.7 million of the past due loans at March 31, 2020 had been brought current. There were no charge-offs on delinquent loans during the three months ended March 31, 2020 and March 31, 2019.

Securities. Total securities decreased from $29.8 million at December 31, 2019 to $24.4 million at March 31, 2020 primarily due to maturities and calls on securities in the current, low interest rate environment.

Deposits. Total deposits decreased $17.4 million, or 2.3%, from $752.5 million at December 31, 2019 to $735.0 million at March 31, 2020. Demand deposits and NOW accounts increased $17.4 million, or 9.7%, to $196.2 million as growth was realized in both retail and commercial accounts. Money market accounts decreased $24.3 million, or 8.8% as depositors moved funds to more liquid alternatives in these uncertain markets. Certificates of deposit decreased $6.1 million, to $230.2 million, which included a decrease of $3.0 million in brokered accounts. Savings account balances also decreased $4.5 million to $73.5 million at March 31, 2020.

Borrowings. We use borrowings, primarily from the FHLB, to supplement our supply of funds for loans and securities, and to support short-term liquidity needs of the institution. Long-term debt, consisting entirely of FHLB advances, decreased $1.3 million, or 1.8%, for the three months ended March 31, 2020. Short-term borrowings also consist entirely of advances from the FHLB with initial maturities less than one year. Balances of short-term borrowings increased $25.0 million, or 125.0%, from December 31, 2019 to meet liquidity needs. Subordinated debt was $9.8 million at March 31, 2020 and December 31, 2019.

Stockholders’ Equity. Stockholders’ equity increased $1.7 million, or 2.3%, from $73.5 million at December 31, 2019 to $75.1 million at March 31, 2020. The increase was primarily due to retained earnings and the exercise of stock options, partially offset by a decrease in the fair values of available-for-sale securities and by dividends paid. At March 31, 2020, the Company’s ratio of stockholders’ equity-to-total assets was 7.82%, compared to 7.77% at December 31, 2019.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

Overview. Net income for the three months ended March 31, 2020 was $1.5 million, compared to net income of $1.3 million for the three months ended March 31, 2019, an increase of $239 thousand or 18.4%. The increase in net income was due to increases in net interest income and non-interest income, partially offset by an increase in the provision for loan losses and an increase in non-interest expense. Net interest income increased $809 thousand to $7.2 million and non-interest income increased $374 thousand to $1.1 million. The provision for loan loss increased $315 thousand to $555 thousand in the 2020 quarter. Non-interest expense increased $468 thousand and totaled $5.6 million for the three months ended March 31, 2020. Income tax expense increased $161 thousand to $637 thousand, as compared to the 2019 period.

Net Interest Income. Net interest income for the three months ended March 31, 2020 increased $809 thousand, or 12.6%, as compared to the three months ended March 31, 2019. The increase in interest income was due to increases in the average balances of loans offset by a decreasing yield. Interest expense decreased, driven by overall deposit decreases, lower rates offered on certificates of deposit and money market accounts, and lower rates on borrowings. The net interest margin improved from 3.02% in the first quarter of 2019 to 3.15% in the first quarter of 2020.

Interest and dividend income increased $671 thousand, or 7.1%, from $9.4 million for the three months ended March 31, 2019 to $10.1 million for the three months ended March 31, 2020. The average balance of interest-earning assets increased 6.9%, while the average rate earned on these assets decreased by three basis points (“bps”). Interest and fees on loans increased $976 thousand, or 11.2%, due, in part, to an 11.3% increase in the average balance of loans. The average rate earned on loans decreased four bps to 4.55%. Interest income from debt securities decreased $243 thousand, or 52.8%, due primarily to a decrease in the average balances associated with a sale of almost half of the portfolio in late 2019.

Interest expense decreased $138 thousand, or 4.6% primarily due to a decrease in average balances of interest-bearing deposits and a decrease in rates. Our funding costs have responded more quickly than loan income to the change in interest rates. Deposit expense decreased $436 thousand or 17.5%. The average balance of interest-bearing deposits decreased $17.5 million, or 2.9%, in the three months ended March 31, 2020, compared to the same period in 2019 and the average rate paid on interest bearing deposits decreased 26 bps. The cost of term certificates of deposit decreased $387 thousand to $1.1 million as average balances decreased $73.1 million. Rates paid on certificates of deposit balances decreased to 2.10%, down from 2.12% in the same period last year. In the 2020 period, interest expense on money market accounts decreased by $26 thousand to $849 thousand. The rate paid on money market accounts decreased 37 bps primarily due to lower interest rates offered on these accounts. The average balance of money market accounts of $274.3 million is compared to $220.8 million in the prior year period.

Interest expense increased for borrowings. Interest expense on short-term borrowings totaled $171 thousand in the three month period ended March 31, 2020, compared to $110 thousand in the three months ended March 31, 2019, primarily due to increases in average balances. Rates paid on short-term borrowings decreased by 103 bps during the 2020 period. Long-term debt expense totaled $480 thousand in the three month period ended March 31, 2020 compared to $243 thousand in the three months ended March 31, 2019. The average balance of long-term FHLB advances increased from $56.2 million to $73.3 million, while rates paid on long-term FHLB advances increased from 1.75% to 2.63%.

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

	For the Three Months Ended March 31,
	2020			2019
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
Interest-earning assets:
Short-term investments	$32,810	$107	1.32%	$24,151	$164	2.76%
Debt securities:
Taxable	19,589	162	3.31	52,043	378	2.94
Tax-exempt	7,900	55	2.78	12,993	82	2.55
Total loans and loans held for sale	858,249	9,703	4.55	770,975	8,727	4.59
FHLB stock	5,445	74	5.45	3,882	79	8.27
Total interest-earning assets	923,993	10,101	4.40	864,044	9,430	4.43
Allowance for loan losses	(7,724)			(6,831)
Total interest-earning assets less allowance for loan losses	916,269			857,213
Non-interest-earning assets	35,987			30,626
Total assets	$952,256			$887,839
Interest-bearing liabilities:
Regular savings accounts	$75,604	90	0.48	$79,201	119	0.61
NOW checking accounts	39,199	34	0.35	33,574	28	0.34
Money market accounts	274,268	849	1.24	220,764	875	1.61
Certificates of deposit	207,168	1,080	2.10	280,242	1,467	2.12
Total interest-bearing deposits	596,239	2,053	1.38	613,781	2,489	1.64
Short-term borrowings	37,255	171	1.84	15,592	110	2.87
Long-term debt	73,262	480	2.63	56,232	243	1.75
Subordinated debt	9,864	157	6.40	9,835	157	6.49
Total interest-bearing liabilities	716,620	2,861	1.61	695,440	2,999	1.75
Non-interest-bearing demand deposits	142,607			115,629
Other non-interest-bearing liabilities	17,837			10,269
Total liabilities	877,064			821,338
Stockholders’ equity	75,192			66,501
Total liabilities and stockholders’ equity	$952,256			$887,839
Net interest income		$7,240			$6,431
Net interest rate spread (2)			2.79%			2.68%
Net interest-earning assets (3)	$207,374			$168,604
Net interest margin (4)			3.15%			3.02%
Average total interest-earning assets to average total interest-bearing liabilities	128.94%			124.24%

(1)	Ratios for the three month period have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents total average interest-earning assets less total average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.

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

	Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
	Increase (Decrease) Due to		Total Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Short-term investments	$130	$(187)	$(57)
Debt securities:
Taxable	(281)	65	(216)
Tax-exempt	(37)	10	(27)
Total loans and loans held for sale	918	58	976
FHLB stock	(30)	25	(5)
Total interest-earning assets	700	(29)	671

Interest-bearing liabilities:
Regular savings	(5)	(23)	(28)
NOW checking	5	1	6
Money market	(218)	191	(27)
Certificates of deposit	(393)	7	(386)
Total interest-bearing deposits	(611)	176	(435)
Short-term borrowings	80	(20)	60
Long-term debt	86	151	237
Subordinated debt	--	--	--
Total interest-bearing liabilities	(445)	307	(138)

Increase (decrease) in net interest income	$1,145	$(336)	$809

Provision for Loan Losses. The provision for loan losses was $555 thousand for the three months ended March 31, 2020, compared to $240 thousand for the three month period ended March 31, 2019. The additional provision is in anticipation of the economy slowing in coming quarters associated with the COVID-19 outbreak. No charge-offs were recorded in the first quarter 2020. A specific reserve of $350 thousand that was established at the end of 2019 was reversed when the related loan paid off in the first quarter. The 2020 first quarter’s reserve is based upon the assumption that U. S. and local gross domestic product will fall and unemployment will rise.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Allowance at beginning of period	$7,653	$6,738
Provision for loan losses	555	240
Charge-offs	--	--
Recoveries	--	--
Net charge-offs	--	--
Allowance at end of period	$8,208	$6,978
Allowance for loan losses to nonperforming loans at end of period	511.09%	619.10%
Allowance for loan losses to total loans at end of period	0.95%	0.88%
Net charge-offs to average loans outstanding during the period	0.00%	0.00%

Non-interest Income. Non-interest income totaled $1.1 million, an increase of $374 thousand or 54.8%. Other miscellaneous income increased $449 thousand due to increases in fees on customer loan interest rate swaps associated with commercial loan originations of $283 thousand, and income of $160 thousand realized due to the merger of The Co-operative Central Bank and its Share Insurance Fund with the Depositors Insurance Fund. Wealth management fees decreased by $69 thousand to $365 thousand as assets under management (“AUM”) were $332.9 million as of March 31, 2020, compared to $419.3 million at March 31, 2019. The reduction in AUM is mainly due to market value fluctuations and partly due to the sale of $28.4 million during 2019 of the Bank’s investment portfolio. Income from mortgage banking activities in 2020 decreased $21 thousand as sales of residential mortgage loans were lower as compared to the prior year.

Non-interest Expense. Non-interest expense totaled $5.6 million for the three months ended March 31, 2020, compared to $5.1 million for the three months ended March 31, 2019, an increase of $468 thousand, or 9.2%. Salaries and employee benefits increased $156 thousand to $3.2 million due to various employee benefit cost increases. Professional fees increased $308 thousand due mainly to higher corporate legal expense and professional fees associated with the proposed merger with Cambridge Bancorp. Occupancy and equipment costs increased $111 thousand due to annual rent adjustments and additional space taken at our home office facility. FDIC insurance expense increased $45 thousand primarily due to higher assessment balances and rates. Other general and administrative expenses decreased $157 thousand due to a decline in advertising along with various efforts to contain discretionary expenses.

Income Taxes. An income tax provision of $637 thousand was recorded during the quarter ended March 31, 2020, compared to a provision of $476 thousand in the comparable 2019 quarter. The effective tax rate for the 2020 three month period was 29.3%, compared to 26.8% for the 2019 three month period. The tax rate increase is due to a reduction in some tax-advantaged investments.

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

Our most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and securities available for sale. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At March 31, 2020, cash and cash equivalents, which include short-term investments, totaled $35.0 million. Securities classified as available-for-sale, whose aggregate fair value is $24.4 million, provide additional sources of liquidity.

At March 31, 2020, we had $45.0 million in short-term borrowings outstanding, represented entirely by FHLB advances, and $72.9 million in long-term debt, also consisting entirely of FHLB advances. At March 31, 2020, we had a total of $71.8 million in unused borrowing capacity from the FHLB. Short-term borrowings are generally used to fund temporary cash needs due to the timing of loan originations and deposit gathering activities. Long-term debt is generally used to provide for longer-term funding needs of the Company, including the match funding of loans originated for portfolio. At March 31, 2020, we also had the ability to borrow on a credit line of $5.0 million with a correspondent bank, and $8.7 million from the Federal Reserve Bank under a collateralized borrowing program, none of which was outstanding at that date.

At March 31, 2020, we had $185.4 million in loan commitments outstanding, which included $59.9 million in unadvanced funds on construction loans, $42.9 million in unadvanced home equity lines of credit, $58.3 million in unadvanced commercial lines of credit, and $22.7 million in new loan originations.

Term certificates of deposit due within one year of March 31, 2020 amounted to $174.2 million, or 82.7%, of total term certificates, an increase of $4.6 million from $169.6 million at December 31, 2019. Balances of term certificates maturing in more than one year totaled $36.5 million at March 31, 2020, down from $47.1 million balances at December 31, 2019. Balances of term certificates that mature within one year reflect customer preferences for greater liquidity of personal funds, while longer-dated certificates reflect a willingness among customers to accept current interest rates for extended time periods. If maturing deposits are not renewed, we will be required to seek other sources of funds, including new term certificates and other borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing funds. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and will have to provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income will be dividends received from the Bank. Massachusetts banking law and FDIC regulations limit distributions of capital. In addition, the Company is subject to the policy of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) that dividends to stockholders should be paid only out of current earnings and only if the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality and overall financial condition. At March 31, 2020, the Company had $758 thousand of liquid assets as represented by cash and cash equivalents on an unconsolidated basis.

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

Federal banking regulations require a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6%, a minimum ratio of total capital to risk-weighted assets of 8% and a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets above adequately capitalized levels to avoid being subject to limitations on capital distributions and discretionary bonuses. Management believes that the Company’s capital levels will remain as “well-capitalized,” and above the buffer-enhanced levels.

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

For the three months ended March 31, 2020, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using interest income and equity simulations. The simulations use projected repricing of assets and liabilities at March 31, 2020 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on the simulations. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that, in turn, affect the rate sensitivity position. When interest rates rise, loan prepayments tend to slow. When interest rates fall, loan prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slowed and would increase if prepayments accelerated. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects the estimated effects of changes in interest rates on the present value of our equity at March 31, 2020 and on our projected net interest income from March 31, 2020 through March 31, 2021. These estimates are in compliance with our internal policy limits.

	As of March 31, 2020			Over the Next 12 Months Ending March 31, 2021
Basis Point (“bp”)	Present Value of Equity			Projected Net Interest Income
Change in Rates	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
(Dollars in thousands)
300 bp	$71,319	$(7,572)	(9.60)%	$30,619	$(1,085)	(3.42)%
200	78,130	(761)	(0.96)	30,811	(893)	(2.82)
0	78,891	--	--	31,704	--	--
(100)	76,210	(2,681)	(3.40)	30,593	(1,111)	(3.50)

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, on February 25, 2020, one purported stockholder of the Company filed a putative derivative and class action lawsuit against the Company, the members of the Company’s board of directors, Wellesley Bank, Cambridge and Cambridge Trust Company in the Circuit Court for Baltimore City, Maryland, on behalf of himself and similarly situated Wellesley stockholders, and derivatively on behalf of the Company, captioned Parshall v. Fontaine et al., Case No. 24-C-20-001127 (the “Merger Litigation”). The plaintiff generally alleged, among other things, that the Company’s board of directors breached its fiduciary obligations by approving the Merger Agreement and that the joint proxy statement/prospectus filed with the SEC on February 4, 2020 and first mailed to the Company’s stockholders on February 6, 2020 contained materially incomplete disclosures about the merger. The plaintiff sought injunctive relief, rescission of the merger or rescissory damages, other unspecified damages, and an award of attorneys’ fees and expenses.

On March 6, 2020, the Company filed with the SEC a Current Report on Form 8-K making additional disclosures to supplement the disclosures in the allegedly misleading proxy statement as set forth in the complaint. The plaintiff agreed that the Form 8-K mooted his disclosure claims, and accordingly agreed to voluntarily dismiss the complaint.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Periodically, there may be various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition, results of operations and cash flows.

Item 1A. Risk Factors

The information below updates, and should be read in conjunction with, the risk factors disclosed in Part I, “Item 1 A- Risk Factors” in the Form 10-K for the year ended December 31, 2019 that we filed with the Securities and Exchange Commission on March 27, 2020. Except as presented below, there have been no material changes in the risk factors as discussed in our Form 10-K.

The widespread outbreak of the novel coronavirus ("COVID-19") has adversely affected, and will likely continue to adversely affect, our business, financial condition, and results of operations. Moreover, the longer the pandemic persists, the more material the ultimate effects are likely to be.

The COVID-19 pandemic is negatively impacting economic and commercial activity and financial markets, both globally and within the United States. In our market area, the governor of Massachusetts has issued orders that, among other things, require residents to stay in their homes and permit them to leave only to conduct certain essential activities or to travel to work. At this time, the governor has closed all non-essential businesses to the general public, and closed certain businesses such as senior centers, restaurants, bars, fitness centers and shopping malls. These stay-at-home orders and travel restrictions – and similar orders imposed across the United States to restrict the spread of COVID-19 – have resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and mass layoffs and furloughs.

As an essential business, we have implemented business continuity plans and continue to provide financial services to clients, while taking health and safety measures such as transitioning most in-person customer transactions to our drive-thru facilities and limiting access to the interior of our facilities. We have also instituted frequent cleaning of our facilities and use of a remote workforce where possible. Despite these safeguards, we may nonetheless experience business disruptions.

The COVID-19 pandemic has negatively affected our business and is likely to continue to do so. However, the extent to which COVID-19 will negatively affect our business is unknown and will depend on the geographic spread of the virus, the overall severity of the disease, the duration of the pandemic, the actions undertaken by national, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. The longer the pandemic persists, the more material the ultimate effects are likely to be.

The continued spread of COVID-19 and the efforts to contain the virus, including stay-at-home orders and travel restrictions could:

•	cause changes in consumer and business spending, borrowing and saving habits, which may affect the demand for loans and other products and services we offer, as well as the creditworthiness of potential and current borrowers;
•	cause our borrowers to be unable to meet existing payment obligations, particularly those borrowers that may be disproportionately affected by business shut downs and travel restrictions, such as those operating in the travel, lodging, retail, and entertainment industries, resulting in increases in loan delinquencies, problem assets, and foreclosures;
•	cause the value of collateral for loans, especially real estate, to decline in value;
•	reduce the availability and productivity of our employees;
•	require us to increase our allowance for credit losses;
•	cause our vendors and counterparties to be unable to meet existing obligations to us;
•	negatively impact the business and operations of third party service providers that perform critical services for our business;
•	cause a material decrease in the market value of assets under management, which would have a negative impact on our wealth management revenues due to the fact that our wealth management fees are based on the market value of client assets;
•	impede our ability to close mortgage loans, if appraisers and title companies are unable to perform their functions;
•	cause the value of our securities portfolio to decline; and
•	cause the net worth and liquidity of loan guarantors to decline, impairing their ability to honor commitments to us.

Any one or a combination of the above events could have a material, adverse effect on our business, financial condition, and results of operations. Moreover, our success and profitability is substantially dependent upon the management skills of our executive officers, many of whom have held officer positions with us for many years. The unanticipated loss or unavailability of key employees due to COVID-19 could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to ameliorate the macroeconomic effects of COVID-19, may cause additional harm to our business. Decreases in short-term interest rates, such as those announced by the Federal Reserve during the first fiscal quarter of 2020, have a negative impact on our results, as we have certain assets and liabilities that are sensitive to changes in interest rates.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of Wellesley Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of Wellesley Bancorp, Inc. (2)

4.1	Form of 6.00% Fixed to Floating Subordinated Note Due 2025 (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the exhibits to Wellesley Bancorp, Inc.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-176764), filed with the Securities and Exchange Commission on May 8, 2011.

(2)	Incorporated herein by reference to the exhibits to Wellesley Bancorp, Inc.’s Annual Report on Form 10-K (File No. 001-35352), filed with the Securities and Exchange Commission on March 29, 2019.

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2015 (included as Exhibit A to the Purchase Agreement filed as Exhibit 10.1 thereto).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLESLEY BANCORP, INC.

Dated: May 8, 2020	By:	/s/ Thomas J. Fontaine
Thomas J. Fontaine
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2020	By:	/s/ Michael W. Dvorak
Michael W. Dvorak
Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)